Form 10-Q
period 2020-06-28
NETGEAR, INC.
filed 2020-07-31
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2020.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,903,517 as of July 24, 2020.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	June 28, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$252,633	$190,208
Short-term investments	5,919	5,499
Accounts receivable, net of allowance for doubtful accounts of $1,079 as of June 28, 2020 and December 31, 2019	277,490	277,168
Inventories	150,585	235,489
Prepaid expenses and other current assets	35,061	35,745
Total current assets	721,688	744,109
Property and equipment, net	15,536	17,683
Operating lease right-of-use assets, net	31,774	28,917
Intangibles, net	6,915	10,104
Goodwill	80,721	80,721
Other non-current assets	72,337	74,279
Total assets	$928,971	$955,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,086	$80,531
Accrued employee compensation	22,142	20,024
Other accrued liabilities	163,079	189,547
Deferred revenue	8,171	6,450
Income taxes payable	805	1,839
Total current liabilities	270,283	298,391
Non-current income taxes payable	15,505	15,307
Non-current operating lease liabilities	27,749	25,434
Other non-current liabilities	9,288	7,988
Total liabilities	322,825	347,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	853,137	831,365
Accumulated other comprehensive income	7	21
Accumulated deficit	(247,028)	(222,723)
Total stockholders’ equity	606,146	608,693
Total liabilities and stockholders’ equity	$928,971	$955,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net revenue	$280,052	$230,852	$510,015	$479,934
Cost of revenue	198,751	165,407	362,473	332,481
Gross profit	81,301	65,445	147,542	147,453
Operating expenses:
Research and development	21,144	18,814	40,883	37,646
Sales and marketing	34,384	34,541	67,415	70,396
General and administrative	15,481	10,463	28,615	23,580
Other operating expenses, net	1,425	1,301	1,093	1,497
Total operating expenses	72,434	65,119	138,006	133,119
Income from operations	8,867	326	9,536	14,334
Interest income	49	782	311	1,483
Other income (expense), net	314	487	(4,272)	828
Income before income taxes	9,230	1,595	5,575	16,645
Provision for income taxes	3,247	756	3,765	2,963
Net income	$5,983	$839	$1,810	$13,682

Net income per share
Basic	$0.20	$0.03	$0.06	$0.44
Diluted	$0.20	$0.03	$0.06	$0.42
Weighted average shares used to compute net income per share:
Basic	29,617	31,246	29,608	31,365
Diluted	30,070	32,112	30,079	32,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Net income	$5,983	$839	$1,810	$13,682
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(418)	(2)	(15)	21
Change in unrealized gains and losses on available-for-sale investments	—	1	—	16
Other comprehensive income (loss), before tax	(418)	(1)	(15)	37
Tax benefit (provision) related to derivatives	54	—	1	(6)
Tax provision related to available-for-sale investments	—	(1)	—	(4)
Other comprehensive income (loss), net of tax	(364)	(2)	(14)	27
Comprehensive income	$5,619	$837	$1,796	$13,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	350	—	350
Net loss	—	—	—	—	(4,173)	(4,173)
Stock-based compensation	—	—	6,336	—	—	6,336
Repurchase of common stock	(584)	—	—	—	(15,008)	(15,008)
Restricted stock unit withholdings	(54)	—	—	—	(1,347)	(1,347)
Issuance of common stock under stock-based compensation plans	305	—	2,940	—	—	2,940
Balance as of March 29, 2020	29,592	30	840,641	371	(243,251)	597,791
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(364)	—	(364)
Net income	—	—	—	—	5,983	5,983
Stock-based compensation	—	—	9,172	—	—	9,172
Repurchase of common stock	(315)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(95)	—	—	—	(2,260)	(2,260)
Issuance of common stock under stock-based compensation plans	502	—	3,324	—	—	3,324
Balance as of June 28, 2020	29,684	$30	$853,137	$7	$(247,028)	$606,146

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	17	—	17
Net income	—	—	—	—	12,843	12,843
Stock-based compensation	—	—	6,457	—	—	6,457
Repurchase of common stock	(436)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(89)	—	—	—	(3,344)	(3,344)
Issuance of common stock under stock-based compensation plans	430	—	4,371	—	—	4,371
Balance as of March 31, 2019	31,467	32	804,413	14	(171,551)	632,908
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	839	839
Stock-based compensation	—	—	6,739	—	—	6,739
Repurchase of common stock	(570)	(1)	—	—	(16,979)	(16,980)
Restricted stock unit withholdings	(79)	—	—	—	(2,314)	(2,314)
Issuance of common stock under stock-based compensation plans	292	—	882	—	—	882
Balance as of June 30, 2019	31,110	$31	$812,034	$12	$(190,005)	$622,072

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 28, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$1,810	$13,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,383	9,965
Stock-based compensation	15,508	13,197
Impairment of long-term investments	4,530	—
Deferred income taxes	2,867	2,116
Provision for excess and obsolete inventory	4,579	2,033
Other	89	(170)
Changes in assets and liabilities:
Accounts receivable	(323)	65,032
Inventories	80,325	(34,478)
Prepaid expenses and other assets	1,031	(4,812)
Accounts payable	(4,791)	(29,083)
Accrued employee compensation	2,769	(8,229)
Other accrued liabilities	(27,052)	(37,161)
Deferred revenue	2,281	182
Income taxes payable	(836)	(2,201)
Net cash provided by (used in) operating activities	92,170	(9,927)
Cash flows from investing activities:
Purchases of short-term investments	(147)	(149)
Proceeds from maturities of short-term investments	149	70,649
Purchases of property and equipment	(3,631)	(9,423)
Purchases of long-term investments	(6,265)	(5,200)
Net cash provided by (used in) investing activities	(9,894)	55,877
Cash flows from financing activities:
Repurchases of common stock	(22,508)	(31,980)
Restricted stock unit withholdings	(3,607)	(5,658)
Proceeds from exercise of stock options	3,786	2,949
Proceeds from issuance of common stock under employee stock purchase plan	2,478	2,303
Net cash used in financing activities	(19,851)	(32,386)
Net increase in cash and cash equivalents	62,425	13,564
Cash and cash equivalents, at beginning of period	190,208	201,047
Cash and cash equivalents, at end of period	$252,633	$214,611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high performance networking technologies and Internet connected products to consumers, businesses, and service providers. The Company’s products are designed to simplify and improve people’s lives. The Company’s goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. NETGEAR's product lines consist of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of the Company’s customers in each geographic region.

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

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. The COVID-19 pandemic may impact the Company’s supply chain to timely produce finished goods, its workforce and the operations of its customers, and has led to increased airfreight rates. An extended period of global supply chain, workforce availability and economic disruption could significantly affect the Company’s business and statement of financial condition, including the carrying value of long-lived assets, intangibles and goodwill. During the first fiscal quarter of 2020, the Company recognized an impairment charge of $4.5 million, brought about by triggering events impacting the valuation of a number of its privately held long-term investments, partially due to the onset of the pandemic. The Company did not recognize any impairment pertaining to long-term investments in the three months ended June 28, 2020. While the duration of the disruption from the pandemic is uncertain, the dynamic nature of the virus makes it difficult to reasonably estimate the impact of COVID-19 on the Company’s business operations.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended June 28, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. The Company does not expect that the new guidance will have material impact on its financial position, results of operations and cash flows.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 28, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$141,156	$1,543	$1,132	$143,831

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

The following table reflects the contract balances as of June 28, 2020 and December 31, 2019, respectively:

	Balance Sheet Location	June 28, 2020	December 31, 2019
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$277,490	$277,168
Contract liabilities - current	Deferred revenue	$8,171	$6,450
Contract liabilities - non-current	Other non-current liabilities	$2,621	$2,061

The difference in the balances of the Company’s contract assets and liabilities as of June 28, 2020 and December 31, 2019 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the six months ended June 28, 2020, $8.8 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $6.5 million of revenue was recognized for the satisfaction of performance obligations and $4.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	June 28, 2020			June 30, 2019
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$179,810	$22,436	$202,246	$131,669	$25,501	$157,170
EMEA	31,203	17,156	48,359	17,526	25,565	43,091
APAC	19,004	10,443	29,447	18,300	12,291	30,591
Total	$230,017	$50,035	$280,052	$167,495	$63,357	$230,852
Sales channels:
Service provider	$44,152	$871	$45,023	$26,901	$922	$27,823
Non-service provider	185,865	49,164	235,029	140,594	62,435	203,029
Total	$230,017	$50,035	$280,052	$167,495	$63,357	$230,852

	Six Months Ended
	June 28, 2020			June 30, 2019
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$308,974	$51,462	$360,436	$245,356	$59,843	$305,199
EMEA	49,174	41,333	90,507	43,216	56,838	100,054
APAC	36,532	22,540	59,072	48,288	26,393	74,681
Total	$394,680	$115,335	$510,015	$336,860	$143,074	$479,934
Sales channels:
Service provider	$70,839	$1,668	$72,507	$63,719	$2,398	$66,117
Non-service provider	323,841	113,667	437,508	273,141	140,676	413,817
Total	$394,680	$115,335	$510,015	$336,860	$143,074	$479,934

Note 4. Balance Sheet Components

Available-for-sale short-term investments

	As of
	June 28, 2020					December 31, 2019
	Cost	Unrealized Gains	Unrealized Losses	Allowance for Credit Losses	Estimated Fair Value	Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
	(In thousands)
Certificates of deposit	$147	$—	$—	$—	$147	$149	$—	$—	$149
Convertible debt	1,326	—	—	—	1,326	1,326	—	—	1,326
Total	$1,473	$—	$—	$—	$1,473	$1,475	$—	$—	$1,475

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s available-for-sale short-term investments are primarily comprised of convertible debt securities with an original maturity or remaining maturity at the time of purchase of greater than three months and no more than twelve months. Accordingly, none of the available-for-sale investments have unrealized losses greater than twelve months.

Inventories

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Raw materials	$14,751	$28,871
Finished goods	135,834	206,618
Total	$150,585	$235,489

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $2.2 million and $4.6 million for the three and six months ended June 28, 2020, respectively, and $1.1 million and $2.0 million for the three and six months ended June 30, 2019, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Computer equipment	$10,376	$9,883
Furniture, fixtures and leasehold improvements	18,134	18,623
Software	28,718	27,865
Machinery and equipment	67,268	59,637
Total property and equipment, gross	124,496	116,008
Accumulated depreciation and amortization	(108,960)	(98,325)
Total	$15,536	$17,683

Depreciation and amortization expense pertaining to property and equipment was $3.2 million and $6.2 million for the three and six months ended June 28, 2020, respectively, and $3.2 million and $6.1 million for the three and six months ended June 30, 2019, respectively.

Intangibles, net

	As of June 28, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,621)	$2,178	$59,799	$(57,406)	$2,393
Customer contracts and relationships	56,800	(52,978)	3,822	56,800	(50,297)	6,503
Other	10,345	(9,430)	915	10,345	(9,137)	1,208
Total	$126,944	$(120,029)	$6,915	$126,944	$(116,840)	$10,104

Amortization of intangibles was $1.6 million and $3.2 million for the three and six months ended June 28, 2020, respectively, and $1.7 million and $3.8 million for the three and six months ended June 30, 2019, respectively.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 28, 2020, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2020 (remaining six months)	$3,016
2021	2,044
2022	527
2023	514
2024	514
Thereafter	300
Total estimated amortization expense	$6,915

Other non-current assets

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$56,065	$58,930
Long-term investments	9,869	8,147
Other	6,403	7,202
Total	$72,337	$74,279

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values. The changes in the carrying value of these investments during the following periods are as follows:

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Carrying value as of the beginning of the period	$8,147	$2,886
Additions from purchase of investments	5,815	5,200
Impairment	(4,530)	—
Carrying value as of the end of the period (1)	$9,432	$8,086

(1)The balance as of June 28, 2020 did not include the investment in limited partnership fund of $0.4 million.

The impairment recognized during the first fiscal quarter of 2020 was brought about by triggering events impacting the valuation of a number of its privately held long-term investments, partially due to the onset of the COVID-19 pandemic. No impairment pertaining to long-lived assets was recognized during the three months ended June 28, 2020. For the equity investments without readily determinable fair values as of June 28, 2020, cumulative downward adjustments for price changes and impairment was $6.2 million and cumulative upward adjustments for price changes was $0.2 million.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
Current operating lease liabilities	$8,896	$9,357
Sales and marketing	58,104	85,605
Warranty obligations	9,275	10,556
Sales returns(1)	49,107	52,612
Freight and duty	8,610	5,633
Other	29,087	25,784
Total	$163,079	$189,547

(1)Inventory expected to be received from future sales returns amounted to $24.9 million and $26.8 million as of June 28, 2020 and December 31, 2019, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $14.4 million and $14.9 million as of June 28, 2020 and December 31, 2019, respectively.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the three and six months ended June 28, 2020 and June 30, 2019.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 28, 2020, and December 31, 2019, are summarized as follows:

	Balance Sheet			Balance Sheet
	Location	June 28, 2020	December 31, 2019	Location	June 28, 2020	December 31, 2019
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$261	$109	Other accrued liabilities	$1,336	$493
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	12	43	Other accrued liabilities	—	32
Total		$273	$152		$1,336	$525

Refer to Note 12, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the unaudited condensed consolidated balance sheets. As of June 28, 2020, the Company holds and reports $0.3 million of gross assets and $1.3 million of gross liabilities. Net of offset, the Company holds no assets and $1.0 million of liabilities.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income

The effect of the Company’s derivative instruments on AOCI and the unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2020 and June 30, 2019 are summarized as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income- Effective Portion	$(63)	$534	$922	$863
Gains (losses) reclassified from accumulated other comprehensive income into Income -Effective Portion (1):
Net revenue	$343	$672	$1,019	$1,086
Cost of revenue	$1	$(6)	$(1)	$(8)
Research and development	$7	$(20)	$5	$(46)
Sales and marketing	$5	$(98)	$(72)	$(167)
General and administrative	$(1)	$(12)	$(14)	$(23)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expense), net	$(1,128)	$304	$650	$906

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

Net income per share for the three and six months ended June 28, 2020 and June 30, 2019 are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands, except per share data)
Numerator:
Net income	$5,983	$839	$1,810	$13,682

Denominator:
Weighted average common shares - basic	29,617	31,246	29,608	31,365
Potentially dilutive common share equivalent	453	866	471	1,153
Weighted average common shares - dilutive	30,070	32,112	30,079	32,518

Basic net income per share	$0.20	$0.03	$0.06	$0.44
Diluted net income per share	$0.20	$0.03	$0.06	$0.42

Anti-dilutive employee stock-based awards, excluded	2,245	1,208	2,425	692

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes

The income tax provision for the three and six months ended June 28, 2020 was $3.2 million, or an effective tax rate of 35.2%, and $3.8 million, or an effective tax rate of 67.5%, respectively. The income tax provision for the three and six months ended June 30, 2019, was $0.8 million, or an effective tax rate of 47.4%, and $3.0 million, or an effective tax rate of 17.8%, respectively. The increase in tax expense for the three months ended June 28, 2020, compared to the prior year period, was due primarily to higher pre-tax earnings coupled with the negative impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). The increase in tax expense for the six months ended in June 28, 2020, compared to the prior year period, results primarily from an increase in valuation allowance on deferred tax assets from investment impairments where the deferred tax benefit is not considered more likely than not, as well as the impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). These increases to tax expense in the current year periods were partially offset by favorable tax benefits recorded in the six months ended June 30, 2019 related to settlement of tax audits.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.6 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company has been notified by the Internal Revenue Service in a letter dated July 13, 2020 that they will conduct an examination of the fiscal year ended December 31, 2018.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The Company does not expect these provisions of The CARES Act to have a material impact to income taxes or liquidity.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of June 28, 2020, the Company had approximately $124.4 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. From time to time the Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of June 28, 2020, the Company had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
Balance as of beginning of the period	$9,923	$12,531	$10,556	$14,412
Provision for warranty liability made	1,528	2,131	3,211	3,412
Settlements made	(2,176)	(2,749)	(4,492)	(5,911)
Balance as of the end of the period	$9,275	$11,913	$9,275	$11,913

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2020.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 28, 2020.

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance is conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company had no liabilities recorded for these agreements as of June 28, 2020.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On July 8, 2020, the Federal Circuit issued its opinion in the appeal of the Via Vadis cases pending in the W.D. of Texas against Amazon and Blizzard. The appellate court affirmed-in-part and reversed-in-part. The Company expects that the stay in the Company’s case in N.D. California will be lifted and the Court will likely set a case management conference in the coming months.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

After lifting the stay of the N.D. of California case, the Court held a case management conference on April 24, 2020 and allowed Chrimar to pursue two sets of new claims: (1) claims from the ‘760 Patent that Chrimar amended during an ex parte reexam filed by an unknown party during the pendency of the IPRs, and (2) claims of a new patent, the ‘825 Patent (also related to POE), but denied Chrimar’s right to add a new claim from the ’107 Patent where all of the asserted claims were previously invalidated by the PTO. The Company filed motions for summary judgment on both sets of claims (of the ‘760 and ‘825 Patents) and is awaiting the Court’s ruling.

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

All of the instituted IPRs have been decided in defendants’ favor, thereby canceling all claims for 8 of the 9 asserted patents. Hera appealed all of the adverse decisions to the Federal Circuit, and the appeals have been consolidated for the same patents for all defendants. Hera’s opening briefs are due in mid-August 2020. The district court case remains stayed.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On June 11, 2020, the Parties signed the Stipulation and Settlement Agreement. On June 12, 2020, lead attorney for plaintiffs filed a motion with the Court for Preliminary Approval of the Class Action Settlement. If the motion is granted, the Parties will proceed with the required procedures before the Settlement Hearing to be set by the Court.

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

As of April 10, 2020, three of the four infringement cases were withdrawn by the Patentee and the patent in the fourth case was invalidated by the China IP Office. The Parties are awaiting the decision from the hearing on patent CN103138979B. Patentee has three months from the date of the invalidation decision to appeal to the Beijing IP Court. .

On June 3, 2020, the Beijing Intellectual Property Office found non-infringement of the CN103138979B patent by the Company. Plaintiff did not appeal, thereby concluding these matters all in the Company’s favor without any material impact to the Company.

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

Cassiopeia and United Patents settled their IPR dispute in June 2020. The Company expects that the stay on the Company’s district court case will likely be lifted in the coming months.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Donjun Technology v. NETGEAR (China Patent Matters)

On or around July 2, 2020, Company received notice from its local litigation counsel in China that a Chinese Non-Practicing Entity (NPE) brought an infringement action against its Beijing office before the Beijing Municipal Intellectual Property Office (BMIPO). The action alleges that NETGEAR WAC510 and other devices infringe Chinese patent ZL02123502.3 (the ’502 Patent). Company’s local counsel received service on the Company’s behalf on or around July 20, 2020.

In addition, local counsel was informed by the BMIPO that Donjun filed a separate patent suit against NETGEAR Inc., the Company’s U.S. headquarters, before the Shanghai IP Court. The Company is awaiting service for this matter, though it may take some time to complete as it must be done via the Hague Convention. In the meantime, the Company will proceed with its Beijing case.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of June 28, 2020, 2.7 million shares remained authorized for repurchase under the repurchase program. In the six months ended June 28, 2020 and June 30, 2019, the Company repurchased, reported based on trade date, approximately 0.9 million shares and 1.0 million shares of common stock, respectively, at a cost of approximately $22.5 million and $32.0 million, respectively, under the repurchase authorization.

The Company repurchased, as reported based on trade date, approximately 149,000 shares of common stock at a cost of $3.6 million and approximately 168,000 shares of common stock at a cost of $5.7 million, to administratively facilitate the

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the six months ended June 28, 2020 and June 30, 2019, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the six months ended June 28, 2020 and June 30, 2019:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	922	(196)	726
Less: Amount reclassified from accumulated other comprehensive income	—	937	(197)	740
Net current period other comprehensive income (loss)	—	(15)	1	(14)
Balance as of June 28, 2020	$(2)	$7	$2	$7

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	863	(187)	692
Less: Amount reclassified from accumulated other comprehensive income	—	842	(177)	665
Net current period other comprehensive income (loss)	16	21	(10)	27
Balance as of June 30, 2019	$(2)	$13	$1	$12

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 28, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$343	$672	$1,019	$1,086
Cost of revenue	1	(6)	(1)	(8)
Research and development	7	(20)	5	(46)
Sales and marketing	5	(98)	(72)	(167)
General and administrative	(1)	(12)	(14)	(23)
Total before tax	355	536	937	842
Tax impact	(75)	(113)	(197)	(177)
Total, net of tax	$280	$423	$740	$665

Note 10. Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. In addition, any shares subject to restricted stock, restricted stock units, performance units, or performance shares granted on or after May 28, 2020 under the 2016 Plan will be counted against the shares available for issuance as one share for every one share subject to such awards. As of June 28, 2020, approximately 2.7 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of June 28, 2020, approximately 0.5 million shares were available for issuance under the ESPP.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity during the six months ended June 28, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	2,188	$26.03
Exercised	(190)	$20.00
Cancelled	(20)	$35.85
Expired	(3)	$22.06
Outstanding as of June 28, 2020	1,975	$26.51

RSU Activity

RSU activity during the six months ended June 28, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	1,587	$33.95
Granted	682	$24.98
Vested	(486)	$33.11
Cancelled	(53)	$36.25
Outstanding as of June 28, 2020	1,730	$30.58

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

No options were granted during the three or six months ended June 28, 2020 and June 30, 2019 and no purchase rights were granted during the three months ended June 28, 2020 and June 30, 2019. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP during the six months ended June 28, 2020 and June 30, 2019:

	Six Months Ended
	June 28, 2020	June 30, 2019
	ESPP
Expected life (in years)	0.5	0.5
Risk-free interest rate	1.55%	2.49%
Expected volatility	38.8%	42.6%
Dividend yield	—	—

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
Cost of revenue	$1,501	$755	$2,206	$1,423
Research and development	1,707	1,288	2,741	2,480
Sales and marketing	1,890	2,085	3,669	4,126
General and administrative	4,074	2,611	6,892	5,168
Total	$9,172	$6,739	$15,508	$13,197

As of June 28, 2020, $5.2 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.6 years. $44.6 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 2.4 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home, and SMB:

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of parental controls and cyber security for their home networks; and

•

SMB: Focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

The Company believes that this structure reflects its current operational and financial management, and provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, change in fair value of contingent consideration, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net. The CODM does not evaluate operating segments using discrete asset information.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019

Net Revenue:
Connected Home	$230,017	$167,495	$394,680	$336,860
SMB	50,035	63,357	115,335	143,074
Total net revenue	$280,052	$230,852	$510,015	$479,934

Contribution Income:
Connected Home	$36,187	$14,204	$49,774	$33,323
Contribution margin	15.7%	8.5%	12.6%	9.9%
SMB	$4,285	$11,420	$17,852	$34,105
Contribution margin	8.6%	18.0%	15.5%	23.8%
Total segment contribution income	$40,472	$25,624	$67,626	$67,428
Corporate and unallocated costs	(19,489)	(15,576)	(38,451)	(34,708)
Amortization of intangibles (1)	(1,519)	(1,682)	(3,038)	(3,692)
Stock-based compensation expense	(9,172)	(6,739)	(15,508)	(13,197)
Separation expense	—	—	—	(264)
Change in fair value of contingent consideration	(311)	—	(89)	—
Restructuring and other charges	(1,117)	(1,291)	(982)	(1,223)
Litigation reserves, net	3	(10)	(22)	(10)
Interest income	49	782	311	1,483
Other income (expense), net	314	487	(4,272)	828
Income before income taxes	$9,230	$1,595	$5,575	$16,645

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In thousands)
United States (“U.S.”)	$197,833	$152,785	$352,638	$298,576
Americas (excluding U.S.)	4,413	4,385	7,798	6,623
EMEA	48,359	43,091	90,507	100,054
APAC	29,447	30,591	59,072	74,681
Total net revenue	$280,052	$230,852	$510,015	$479,934

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net are located in the following geographic locations:

	As of
	June 28, 2020	December 31, 2019
	(In thousands)
United States (“U.S.”)	$20,807	$23,137
Americas (excluding U.S.)	3,703	4,036
EMEA	3,932	3,782
Singapore	5,999	—
China	3,944	5,040
APAC (excluding Singapore and China) (1)	8,925	10,605
Total	$47,310	$46,600

(1)	No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 28, 2020 and December 31, 2019:

	As of June 28, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,180	$22,180	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	147	—	147	—
Trading securities: mutual funds(1)	4,446	4,446	—	—
Foreign currency forward contracts(2)	273	—	273	—
Total assets measured at fair value	$28,372	$26,626	$420	$1,326
Liabilities:
Foreign currency forward contracts(3)	$1,336	$—	$1,336	$—
Contingent consideration(4)	6,016	—	—	6,016
Total liabilities measured at fair value	$7,352	$—	$1,336	$6,016

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,105	$22,105	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	149	—	149	—
Trading securities: mutual funds(1)	4,023	4,023	—	—
Foreign currency forward contracts(2)	152	—	152	—
Total assets measured at fair value	$27,755	$26,128	$301	$1,326
Liabilities:
Foreign currency forward contracts(3)	$525	$—	$525	$—
Contingent consideration(4)	5,928	—	—	5,928
Total liabilities measured at fair value	$6,453	$—	$525	$5,928

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
(4)

Included in Other non-current accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that is contingent upon the achievement of certain technical and service revenue milestones. As of June 28, 2020 and December 31, 2019, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.

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

Note 13. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through December 2026. The leases have remaining lease terms of 1 year to 6 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 28, 2020	June 30, 2019	June 28, 2020	June 30, 2019
	(In Thousands)
Operating lease cost	$2,471	$2,982	$5,351	$5,951
Short-term lease cost (1)	554	504	668	883
Total lease cost (2)	$3,025	$3,486	$6,019	$6,834

(1)	Includes variable lease cost, which was immaterial.
(2)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$6,257	$6,179

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$7,503	$677

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative, advanced high performance networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro-AV. Our product lines consist of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of parental controls and cyber security for their home networks. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and our webstore at www.netgear.com for the U.S. market. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Wal-Mart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (U.S.), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. We expect this trend will continue in the foreseeable future.

During the three months ended June 28, 2020, our net revenue and income from operations increased by $49.2 million and $8.5 million, compared to the prior year period, respectively. The growth in net revenue was mainly driven by increased demand for our Connected Home products in response to increased work and schooling from home mandates resulting from the COVID-19 pandemic. The increase was partially offset by lower net revenue from SMB products resulting from disruptions to the VAR channel experienced since the onset of the pandemic. Gross margin increased to 29.0% from 28.3% in the prior year period, primarily due to lower spending on channel promotional activities deemed to be a reduction of net revenue. The increase in gross margin was partially offset by an increase of $7.3 million in operating expenses, primarily driven by higher expenditures in general and administrative of $5.0 million and research and development of $2.3 million.

On a geographic basis, net revenue increased in Americas and EMEA and decreased in APAC in the three months ended June 28, 2020 as compared to the prior year period. The increase in Americas was mainly attributable to home wireless and mobile products, partially offset by lower net revenue of our switch products. The increase in EMEA was primarily due to higher net revenue of our mobile and home wireless products, partially offset by lower net revenue of our switch products. The decreases in APAC net revenue were primarily due to lower net revenue of broadband modem and gateway and switch products, partially offset by higher net revenue of home wireless products.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners, lowering finished good receipts by approximately 30% compared to planned receipts in the first quarter of 2020. At the same time, we saw a significant increase in airfreight rates to transport supply as a result of reduced capacity by carriers. In March 2020, the spread of the pandemic to the U.S. and mainland Europe resulted in a surge in demand for Connected Home products as consumers responded to work from home and shelter-in-place measures. This surge in demand continued throughout the second quarter of 2020 and contributed to Connected Home net revenue growth of 39.7% and 37.3%, compared to the first quarter of 2020 and the second quarter of 2019, respectively. By contrast, demand for SMB products began to weaken as businesses faced closures and reacted to the uncertainty caused by the pandemic. Weakness in SMB product demand continued throughout the second quarter of 2020 contributing to net revenue declining by 23.4% and 21.0%, compared to the first quarter of 2020 and the second quarter of 2019, respectively. Commencing the middle of March 2020, the majority of our major offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home. We enabled our crisis management team and put in place travel restrictions initially to/from Mainland China and Hong Kong early in the first quarter of 2020, and subsequently restricted all international travel, while limiting domestic travel to essential travel only in order to protect the health and well-being of our workforce and prevent the spread of the virus. A number of our large customers are designated as essential service providers allowing us to fulfill demand without restrictions. A number of our large retail trading partners have intermittently closed stores and fulfilled customer demand through a combination of curbside pick-up and online sales. Our wholesale distributors in certain regions, such as Italy, have been subject to disruption and forced to operate on a reduced basis. In addition, we have donated hundreds of mobile hotspots to various San Francisco Bay Area school districts in the U.S. for student use as part of our response to helping our local community cope with the effects of the pandemic.

         Given the business shutdown and shelter-in-place/stay-at-home orders in various parts of the world, and the uncertainty of how and when such lockdowns will be eased, in April 2020 we withdrew our prior targets of net revenue growth and gross margin for the full year of 2020 as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Throughout the second quarter of 2020, we continued to see off-and-on lockdowns in parts of the world, especially in the U.S. as infection rates stabilized or increased. The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We are seeing a surge in demand for our Connected Home products in both service provider and non-service provider channels. We expect the shift to remote working to increase relative to the experience pre-pandemic, increasing the demand for high performance and dependable WiFi networks. Looking forward, we expect non-service provider net revenue in the third quarter of 2020 to grow at similar rates to the second quarter of 2020 compared to the prior year period. In addition, we expect service provider net revenue to grow 50% in the second half of 2020 compared to first half of 2020. We expect SMB net revenue will increase above the second quarter of 2020 if the global economy begins to recover and regions affected by the pandemic start to reopen, though the timing of such recovery and reopening is unknown at present. In the next two quarters, we expect limitations to supply capacity, constrained by material availability, factory uptime and freight capacity. We expect to incur higher than normal freight costs in order to meet demand. Further, while we currently expect supply chain partners to be able to operate at normal capacity in the second half of 2020, any further disruption brought about by COVID-19 to supply chain partners, production schedules or freight carriers could have a significant negative impact on gross and operating margin performance.

The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related disruptions to channel partners and restrictions on travel and transport, all of which are uncertain and cannot be predicted. The impact of the pandemic on our employees, their health and well-being and our ability to continue to instill our company culture and maintain productivity is uncertain and cannot be predicted. With the increase in work from home and distance learning mandates since the commencement of the pandemic, we believe we will continue to see a move to greater participation by companies and employees in remote working and learning increasing the demand for high performance, dependable WiFi networks. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the COVID-19 pandemic.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended June 28, 2020, with the comparable reporting periods in the preceding year.

	Three Months Ended				Six Months Ended
	June 28, 2020		June 30, 2019		June 28, 2020		June 30, 2019
	(In thousands, except percentage data)
Net revenue	$280,052	100.0%	$230,852	100.0%	$510,015	100.0%	$479,934	100.0%
Cost of revenue	198,751	71.0%	165,407	71.7%	362,473	71.1%	332,481	69.3%
Gross profit	81,301	29.0%	65,445	28.3%	147,542	28.9%	147,453	30.7%
Operating expenses:
Research and development	21,144	7.6%	18,814	8.1%	40,883	8.0%	37,646	7.8%
Sales and marketing	34,384	12.2%	34,541	15.0%	67,415	13.2%	70,396	14.6%
General and administrative	15,481	5.5%	10,463	4.5%	28,615	5.6%	23,580	4.9%
Other operating expenses, net	1,425	0.5%	1,301	0.6%	1,093	0.2%	1,497	0.4%
Total operating expenses	72,434	25.8%	65,119	28.2%	138,006	27.0%	133,119	27.7%
Income from operations	8,867	3.2%	326	0.1%	9,536	1.9%	14,334	3.0%
Interest income	49	0.0%	782	0.4%	311	0.0%	1,483	0.3%
Other income (expense), net	314	0.1%	487	0.2%	(4,272)	(0.8)%	828	0.2%
Income before income taxes	9,230	3.3%	1,595	0.7%	5,575	1.1%	16,645	3.5%
Provision for income taxes	3,247	1.2%	756	0.3%	3,765	0.7%	2,963	0.6%
Net income	$5,983	2.1%	$839	0.4%	$1,810	0.4%	$13,682	2.9%

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

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Americas	$202,246	28.7%	$157,170	$360,436	18.1%	$305,199
Percentage of net revenue	72.2%		68.0%	70.7%		63.6%
EMEA	$48,359	12.2%	$43,091	$90,507	(9.5)%	$100,054
Percentage of net revenue	17.3%		18.7%	17.7%		20.8%
APAC	$29,447	(3.7)%	$30,591	$59,072	(20.9)%	$74,681
Percentage of net revenue	10.5%		13.3%	11.6%		15.6%
Total net revenue	$280,052	21.3%	$230,852	$510,015	6.3%	$479,934

Americas

Net revenue in Americas increased in the three and six months ended June 28, 2020, compared to the prior year periods, largely due to increased demand for our Connected Home products in response to work and schooling from home mandates resulting from the COVID-19 pandemic. The surge in demand that began in March continued throughout the entire second quarter and resulted in strong growth in both the non-service provider and service provider channels. The increase was partially offset by lower SMB net revenue as the pandemic negatively impacted demand. Connected Home net revenue increased by 36.6% and 25.9% in the three and six months ended June 28, 2020, respectively, compared to the prior year periods. We experienced strong consumer demand for our home wireless products, especially WiFi mesh systems, WiFi 6 routers and extenders. Growth in service provider channels was driven by mobile products. SMB net revenue decreased by 12.0% and 14.0% in the three and six months ended June 28, 2020, respectively, compared to the prior year periods, primarily due to lower net revenue of our switch products.

EMEA

Net revenue in EMEA increased in the three months ended June 28, 2020, but decreased in the six months ended June 28, 2020, compared to the prior year periods. Connected Home net revenue increased by 78.0% and 13.8% in the three and six months ended June 28, 2020, respectively, compared to the prior year periods, mainly driven by higher net revenue from mobile and home wireless products. SMB net revenue declined by 32.9% and 27.3% in the three and six months ended June 28, 2020, respectively, compared to the prior year periods, mainly attributable to lower net revenue of switch products. Demand for SMB products weakened at the onset of the pandemic as businesses were forced to close to comply with shelter in place measures or delayed infrastructure investments in response to the worsening economic climate.

APAC

The decrease in APAC net revenue for the three and six months ended June 28, 2020 was mainly driven by lower net revenue of $5.1 million and $15.5 million, respectively, from our service provider customers, compared to the prior year periods. The decline was largely driven by our service provider customers in Australia where we experienced declines in order volumes in the six months ended June 28, 2020, compared to the prior year period. From a product perspective, the decrease in APAC net revenue was primarily due to lower net revenue of broadband modem and gateway and switch products, partially offset by higher net revenue of home wireless products.

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

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Cost of revenue	$198,751	20.2%	$165,407	$362,473	9.0%	$332,481
Gross margin percentage	29.0%		28.3%	28.9%		30.7%

Cost of revenue increased for the three and six months ended June 28, 2020 compared to the prior year periods, mainly due to higher net revenue.

Gross margin increased for the three months ended June 28, 2020 compared to the prior year period, primarily due to lower provisions for channel promotional activities deemed to be a reduction of net revenue, partially offset by higher air freight expense and provisions for warranty as a proportion of net revenue. Gross margin for the three and six months ended June 28, 2020 compared to the prior year periods was adversely impacted by product mix, as SMB products, which typically carry a higher gross margin than Connected Home products, comprised a lower proportion of net revenue. In addition, during the six months ended June 28, 2020, provisions for warranty and air freight expenses as a proportion of net revenue increased, partially offset by lower provisions for channel promotional activities as a proportion of net revenue, compared to the prior year period.

In the first fiscal quarter of 2020, our supply chain partners operated at reduced capacity due to the COVID-19 pandemic, resulting in lower purchases and consequently higher overhead costs associated with such inventory sold during the three months ended June 28, 2020. Additionally, air freight carriers have been operating at reduced capacity since the onset of the pandemic, resulting in significantly increased rates associated with transporting supply. Our supply chain supporting our Connected Home business has been and could continue to be disrupted by outbreaks of Covid-19 in our suppliers’ factories and warehouses. If such disruptions become widespread, they could significantly hamper our ability to fulfill the heightened demand for our Connected Home products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. From time to time, however, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Research and development	$21,144	12.4%	$18,814	$40,883	8.6%	$37,646

Research and development expense increased for the three and six months ended June 28, 2020, mainly due to increases in engineering projects and outside professional services of $2.2 million and $4.0 million, respectively, compared to the prior year periods driven primarily by higher spending on development of initiatives to support growth. Research and development headcount was 277 as of June 28, 2020 and 273 as of June 30, 2019.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our Pro-AV, web-managed, app-managed, 10Gig and PoE switch products, and develop innovative WiFi and Advanced 4G/5G mobile and 5G coverage solutions. For the third fiscal quarter of 2020, we expect research and development expenses to increase in absolute dollars compared with the second fiscal quarter of 2020. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as service offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Sales and marketing	$34,384	(0.5)%	$34,541	$67,415	(4.2)%	$70,396

Sales and marketing expense decreased for the three and six months ended June 28, 2020, compared to the prior year periods, primarily due to decreases in marketing expenditures of $1.8 million and $3.1 million, mainly resulting from lower brand marketing campaigns, and personnel-related expenditures of $0.3 million and $1.3 million, partially offset by increases in freight costs of $2.0 million and $2.8 million, respectively. The reduction in personnel-related expenditures was net of increases of $1.5 million and $1.6 million in variable compensation as a result of the increased sales in the first half of 2020. Sales and Marketing headcount decreased from 294 as of June 30, 2019 to 262 as of June 28, 2020. The reduction in headcount was primarily associated with restructuring activities during the latter part of fiscal 2019 as we reduced headcount in China and a number of other countries in APAC and EMEA. In addition, we closed offices in some of the affected jurisdictions.

We expect our sales and marketing expense to increase in absolute dollars but to decrease as a portion of the net revenue in the third fiscal quarter of 2020 compared to the second fiscal quarter of 2020. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
General and administrative	$15,481	48.0%	$10,463	$28,615	21.4%	$23,580

General and administrative expense increased for the three and six months ended June 28, 2020, primarily due to increases in personnel-related expenditures of $2.8 million and $3.1 million, and other general corporate expenses of $2.2 million and $2.3 million, respectively, compared to the prior year periods. The increase in personnel-related expenditures in both periods was mainly due to increases in stock-based compensation, variable compensation and other employee costs. The increase in other general corporate expenses in both periods was primarily the result of the prior year period benefitting from a refund of value-added taxes previously incurred whereas there was no such refund in the current year period. General and administrative headcount was 143 as of June 28, 2020 and 147 as of June 30, 2019.

We expect our general and administrative expenses as a proportion of net revenue in the third fiscal quarter of 2020 to decrease compared with the second fiscal quarter of 2020. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses, net

Other operating expenses, net consists of restructuring and other charges, litigation reserves, net, change in the fair value of contingent consideration and separation expense.

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Other operating expenses, net	$1,425	9.5%	$1,301	$1,093	(27.0)%	$1,497

The change in Other operating expenses, net in the three and six months ended June 28, 2020 was not material compared to the prior year periods.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Interest income	$49	(93.7)%	$782	$311	(79.0)%	$1,483
Other income (expense), net	314	(35.5)%	487	(4,272)	**	828
Total	$363	(71.4)%	$1,269	$(3,961)	**	$2,311
**	Percentage change not meaningful.

Interest income decreased for the three and six months ended June 28, 2020, mainly due to lower short term invested balances and lower yields on invested funds.

The change in other income (expense), net in the three months ended June 28, 2020 was not material, compared to the prior year period. The change in the six months ended June 28, 2020, compared to the prior year period, was primarily due to $4.5 million of impairment charges in the first quarter of 2020 brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially due to the onset of the COVID-19 pandemic. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and six months ended June 28, 2020. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(In thousands, except percentage data)
Provision for income taxes	$3,247	329.5%	$756	$3,765	27.1%	$2,963
Effective tax rate	35.2%		47.4%	67.5%		17.8%

The increase in tax expense for the three months ended June 28, 2020, compared to the prior year period, was due primarily to higher pre-tax earnings coupled with the negative impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). The increase in tax expense for the six months ended in June 28, 2020, compared to the prior year period, results primarily from an increase in valuation allowance on deferred tax assets from investment impairments where the deferred tax benefit is not considered more likely than not, as well as the impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). These increases to tax expense were partially offset by favorable tax benefits recorded in the six months ended June 30, 2019 related to settlement of tax audits.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We have been notified by the Internal Revenue Service (“IRS”) in a letter dated July 13, 2020 that they will conduct an examination of the fiscal year ended December 31, 2018. In addition to the recent notification of audit by the IRS, we are under examination in various other U.S. and foreign jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The Company does not expect these provisions of The CARES Act to have a material impact to income taxes and liquidity.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11. Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Connected Home

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(in thousands, except percentage data)
Net revenue	$230,017	37.3%	$167,495	$394,680	17.2%	$336,860
Percentage of net revenue	82.1%		72.6%	77.4%		70.2%
Contribution income	$36,187	154.8%	$14,204	$49,774	49.4%	$33,323
Contribution margin	15.7%		8.5%	12.6%		9.9%

The increase in Connected Home segment net revenue in the three and six months ended June 28, 2020, compared to prior year periods, was mainly driven by increased demand in response to work from home and schooling from home mandates. Connected Home benefitted from a surge in demand from consumer channels upon commencement of the pandemic, with end users seeking to upgrade and enhance their WiFi networks resulting in net revenue increasing by 32.2% and 18.6% in the three and six months ended June 28, 2020 compared to the prior year periods. The increase was driven by increased demand for home wireless products, mainly WiFi mesh systems, WiFi 6 routers and extenders. In addition, Connected Home experienced significant increases in demand from service provider customers for mobile products resulting in net revenue increasing by 64.1% and 11.2% in the three and six months to June 28, 2020 compared to the prior year periods. The increased service provider demand for mobile products offset declines in broadband modems and gateways compared to the prior year comparative periods. Geographically, the increase in demand from consumer channels was experienced across all regions while the increase in service provider was attributable to U.S. and EMEA.

Contribution income increased in the three and six months ended June 28, 2020, compared to the prior year periods, primarily due to higher net revenue, higher gross margin attainment and lower operating expenses as a proportion of net revenue. The improvement in gross margin was due to a combination of increased product margin and lower promotional marketing activities deemed to be a reduction of net revenue, partially offset by higher provisions for warranty and air freight expense.

SMB

	Three Months Ended			Six Months Ended
	June 28, 2020	% Change	June 30, 2019	June 28, 2020	% Change	June 30, 2019
	(in thousands, except percentage data)
Net revenue	$50,035	(21.0)%	$63,357	$115,335	(19.4)%	$143,074
Percentage of net revenue	17.9%		27.4%	22.6%		29.8%
Contribution income	$4,285	(62.5)%	$11,420	$17,852	(47.7)%	$34,105
Contribution margin	8.6%		18.0%	15.5%		23.8%

SMB segment net revenue decreased for the three and six months ended June 28, 2020, compared to the prior year periods, primarily due to a weakening of demand occurring upon commencement of the pandemic as businesses were forced to close to comply with shelter-in-place measures or delayed infrastructure investments in response to the worsening economic climate. The decline in net revenue was mainly attributable to lower net revenue from our switch and network storage products in the three and six months ended June 28, 2020, compared to the prior year periods. Geographically, net revenue declined across all three regions in the three and six months ended June 28, 2020, compared to the prior year periods.

Contribution income decreased for the three and six months ended June 28, 2020, compared to the prior year periods, primarily as a result of lower net revenue, lower gross margin attainment and higher operating expenses as a proportion of net revenue. The lower gross margin was due to a combination of lower net revenue and channel and promotional activities increasing dis-proportionately to net revenue compared to the prior year comparative periods.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of June 28, 2020, we had cash, cash equivalents and short-term investment of $258.6 million, an increase of $62.9 million from $195.7 million as of December 31, 2019.

As of June 28, 2020, approximately 35% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Six Months Ended
	June 28, 2020	June 30, 2019
	(In thousands)
Cash provided by (used in) operating activities	$92,170	$(9,927)
Cash provided by (used in) investing activities	(9,894)	55,877
Cash used in financing activities	(19,851)	(32,386)
Net cash increase	$62,425	$13,564

Operating activities

Net cash provided by operating activities was $92.2 million for the six months ended June 28, 2020 compared to $9.9 million of cash used in the prior year period, primarily due to favorable working capital movements. The higher net cash inflow from working capital was mainly driven by lower inventory holding and lower payments to suppliers, partially offset by higher accounts receivable.

Our DSO decreased to 90 days as of June 28, 2020 as compared to 102 days as of December 31, 2019. The improvement was as result of timing of shipments and more favorable channel revenue mix. Our accounts payable decreased from $80.5 million as of December 31, 2019 to $76.1 million as of June 28, 2020 as inventory receipts from trade suppliers were lower in the six months ended June 28, 2020 compared to the six months ended December 31, 2019. Inventory decreased from $235.5 million as of December 31, 2019 to $150.6 million as of June 28, 2020. The decline in inventory was due to a combination of higher net revenue and lower inventory receipts from suppliers in the six months ended June 28, 2020, compared to the prior year period. Ending inventory turns were 5.3 in the three months ended June 28, 2020, up from 3.1 turns in the three months ended December 31, 2019.

Investing activities

Net cash used in investing activities was $9.9 million in the six months ended June 28, 2020 compared to $55.9 million of cash provided in the prior year period. During the six months ended June 28, 2020, investing cash outflows mainly related to purchases of long-term investments and property and equipment. In the prior year period, $70.6 million of cash received from maturities of short-term investments more than offset the cash outflows on purchases of long-term investments and property and equipment.

Financing activities

Net cash used in financing activities was $19.9 million in the six months ended June 28, 2020 compared to $32.4 million in the prior year period, primarily due to lower stock repurchase activity and lower payments relating to restricted stock unit tax withholdings.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of June 28, 2020, 2.7 million shares remained authorized for repurchase under the repurchase program. We repurchased and retired, reported based on trade date, approximately 0.9 million and 1.0 million shares of common stock at a cost of approximately $22.5 million and $32.0 million during the six months ended June 28, 2020 and June 30, 2019, respectively. We also repurchased and retired, reported based on trade date, approximately 149,000 and 168,000 shares of common stock, at a cost of approximately $3.6 million and $5.7 million during the six months ended June 28, 2020 and June 30, 2019, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We recognize the importance of maintaining a strong cash position in a time of uncertainty and intend to balance our practice of repurchasing shares with our desire to maintain a strong balance sheet.

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

Contractual Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 28, 2020, from those as of December 31, 2019 disclosed in Part II, Item 7, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Orders are non-cancelable within

30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of June 28, 2020, we had approximately $124.4 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on our unaudited condensed consolidated balance sheets. From time to time our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.
We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. As of June 28, 2020, we had approximately $40.2 million in non-cancelable operating lease commitment. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 13. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Off-Balance Sheet Arrangements

As of June 28, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

During the six months ended June 28, 2020, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. We have already observed a significant increase in the cost of air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we have seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. This unanticipated increase in demand has put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. We also have seen a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold. Because of this shift in demand, and the fact that our SMB products generally have higher gross margins than our Connected Home products, our overall profitability and other financial results have been, and could continue to be, negatively impacted.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, testing, customer support, and other activities, which could have an adverse effect on our operations. Furthermore, we rely on third-party laboratories to test and certify our products. If these service providers close or reduce staffing, it could delay our product development efforts. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	the duration and impact of the COVID-19 pandemic, particularly on our supply chain, our channel partners and our end market sales;
•	changes in the pricing policies of or the introduction of new products by us or our competitors;
•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;
•	component supply constraints or sudden, unforeseen price increases from our vendors;
•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;

•	shift in overall product mix sales from higher to lower gross margin products, or from one business segment to another, that would adversely impact our gross margins;
•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;
•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;
•	slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets;
•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;
•	delays in the introduction of new products by us or market acceptance of these products;
•	increases in expenses related to the development, introduction and marketing of new products that adversely impact our margins;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;
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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Lenovo, Nest (owned by Google), Linksys (owned by Foxconn), Samsung,

Synology and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, Seagate Technology, SonicWall, Synology, TP-Link, Ubiquiti, WatchGuard and Western Digital. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. As also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the COVID-19 pandemic has significantly increased economic and demand uncertainty. It is likely that the current severe economic slowdown resulting from the pandemic could lead to a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions.

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

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current economic challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. For example, during the second half of 2019, our APAC sales were dampened by a sudden economic downturn in the China/Hong Kong region due to the escalating trade war, Yuan depreciation and the unstable sociopolitical situation in Hong Kong. These same factors have also negatively impacted financial institutions on which we rely, which could further disrupt our business in the region or limit our ability to access certain assets. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to increased demand for our Connected Home products. Shortages of key components used to manufacture these products and long lead times in ordering additional components have, in some cases, limited our ability to manufacture products in the volumes needed to fully meet this demand. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. We devote considerable time and resources to uncovering and remedying these vulnerabilities, using both internal and external resources.  We may not be able to discover these vulnerabilities, and we may not be able to remedy these vulnerabilities in a timely manner, or at all, which may impact our brand and reputation and harm our business.  Under certain circumstances, we may need to prioritize fixing these vulnerabilities over new product development, which may impact our revenues and adversely affect our business.

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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and an increase in the cost of air freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible.

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

We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. We have been notified by the IRS in a letter dated July 13, 2020 that they will audit the Company’s U.S. federal tax return and payroll taxes for our fiscal year ended December 31, 2018. If we do not prevail in any such disagreements, our profitability may be affected.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 29% of overall net revenue in the second quarter of fiscal 2020 and approximately 36% of overall net revenue in fiscal 2019. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;

•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2020 - April 26, 2020	339,263	$23.71	315,405	2,679,493
April 27, 2020 - May 24, 2020	62,643	$23.98	—	2,679,493
May 25, 2020 - June 28, 2020	8,666	$24.71	—	2,679,493
Total	410,572	$23.77	315,405

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended June 28, 2020, we repurchased and retired, reported based on the trade date, approximately shares of 0.3 million common stock at a cost of $7.5 million under the authorizations.

(2)

During the three months ended June 28, 2020, we repurchased, as reported based on trade date, approximately 95,000 shares of common stock at a cost of $2.3 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1	2016 Equity Incentive Plan, as amended	8-K	6/2/2020	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104*	Cover Page Interactive Data File				X

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

Date: July 31, 2020