Form 10-Q
period 2020-09-27
NETGEAR, INC.
filed 2020-10-30
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2020.

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 30,282,095 as of October 23, 2020.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	September 27, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$300,492	$190,208
Short-term investments	6,326	5,499
Accounts receivable, net of allowance for doubtful accounts of $1,079 and $1,079 as of September 27, 2020 and December 31, 2019, respectively	340,004	277,168
Inventories	144,302	235,489
Prepaid expenses and other current assets	31,588	35,745
Total current assets	822,712	744,109
Property and equipment, net	15,313	17,683
Operating lease right-of-use assets, net	31,181	28,917
Intangibles, net	5,390	10,104
Goodwill	80,721	80,721
Other non-current assets	72,954	74,279
Total assets	$1,028,271	$955,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,747	$80,531
Accrued employee compensation	29,772	20,024
Other accrued liabilities	196,297	189,547
Deferred revenue	10,883	6,450
Income taxes payable	1,299	1,839
Total current liabilities	325,998	298,391
Non-current income taxes payable	18,290	15,307
Non-current operating lease liabilities	27,395	25,434
Other non-current liabilities	10,321	7,988
Total liabilities	382,004	347,120
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	868,985	831,365
Accumulated other comprehensive income (loss)	(112)	21
Accumulated deficit	(222,636)	(222,723)
Total stockholders’ equity	646,267	608,693
Total liabilities and stockholders’ equity	$1,028,271	$955,813

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net revenue	$378,114	$265,858	$888,129	$745,792
Cost of revenue	264,620	188,666	627,093	521,147
Gross profit	113,494	77,192	261,036	224,645
Operating expenses:
Research and development	24,529	19,537	65,412	57,183
Sales and marketing	39,794	33,491	107,209	103,887
General and administrative	16,467	11,887	45,082	35,467
Other operating expenses, net	538	212	1,631	1,709
Total operating expenses	81,328	65,127	219,334	198,246
Income from operations	32,166	12,065	41,702	26,399
Interest income	98	639	409	2,122
Other income (expense), net	(515)	(403)	(4,787)	425
Income before income taxes	31,749	12,301	37,324	28,946
Provision (benefit) for income taxes	6,214	(228)	9,979	2,735
Net income	$25,535	$12,529	$27,345	$26,211

Net income per share
Basic	$0.85	$0.41	$0.92	$0.84
Diluted	$0.83	$0.39	$0.90	$0.81
Weighted average shares used to compute net income per share:
Basic	30,037	30,933	29,746	31,221
Diluted	30,741	31,819	30,341	32,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Net income	$25,535	$12,529	$27,345	$26,211
Other comprehensive loss, before tax:
Change in unrealized gains and losses on derivatives	(137)	(37)	(152)	(16)
Change in unrealized gains and losses on available-for-sale investments	—	—	—	16
Other comprehensive loss, before tax	(137)	(37)	(152)	—
Tax benefit related to derivatives	18	7	19	1
Tax provision related to available-for-sale investments	—	—	—	(4)
Other comprehensive loss, net of tax	(119)	(30)	(133)	(3)
Comprehensive income	$25,416	$12,499	$27,212	$26,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	350	—	350
Net loss	—	—	—	—	(4,173)	(4,173)
Stock-based compensation	—	—	6,336	—	—	6,336
Repurchase of common stock	(584)	—	—	—	(15,008)	(15,008)
Restricted stock unit withholdings	(54)	—	—	—	(1,347)	(1,347)
Issuance of common stock under stock-based compensation plans	305	—	2,940	—	—	2,940
Balance as of March 29, 2020	29,592	30	840,641	371	(243,251)	597,791
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(364)	—	(364)
Net income	—	—	—	—	5,983	5,983
Stock-based compensation	—	—	9,172	—	—	9,172
Repurchase of common stock	(315)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(95)	—	—	—	(2,260)	(2,260)
Issuance of common stock under stock-based compensation plans	502	—	3,324	—	—	3,324
Balance as of June 28, 2020	29,684	30	853,137	7	(247,028)	606,146
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(119)	—	(119)
Net income	—	—	—	—	25,535	25,535
Stock-based compensation	—	—	7,218	—	—	7,218
Restricted stock unit withholdings	(39)	—	—	—	(1,143)	(1,143)
Issuance of common stock under stock-based compensation plans	521	—	8,630	—	—	8,630
Balance as of September 27, 2020	30,166	$30	$868,985	$(112)	$(222,636)	$646,267

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	17	—	17
Net income	—	—	—	—	12,843	12,843
Stock-based compensation	—	—	6,457	—	—	6,457
Repurchase of common stock	(436)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(89)	—	—	—	(3,344)	(3,344)
Issuance of common stock under stock-based compensation plans	430	—	4,371	—	—	4,371
Balance as of March 31, 2019	31,467	32	804,413	14	(171,551)	632,908
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(2)	—	(2)
Net income	—	—	—	—	839	839
Stock-based compensation	—	—	6,739	—	—	6,739
Repurchase of common stock	(570)	(1)	—	—	(16,979)	(16,980)
Restricted stock unit withholdings	(79)	—	—	—	(2,314)	(2,314)
Issuance of common stock under stock-based compensation plans	292	—	882	—	—	882
Balance as of June 30, 2019	31,110	31	812,034	12	(190,005)	622,072
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(30)	—	(30)
Net income	—	—	—	—	12,529	12,529
Stock-based compensation	—	—	6,986	—	—	6,986
Repurchase of common stock	(679)	(1)	—	—	(21,965)	(21,966)
Restricted stock unit withholdings	(12)	—	—	—	(400)	(400)
Issuance of common stock under stock-based compensation plans	162	1	2,946	—	—	2,947
Balance as of September 29, 2019	30,581	$31	$821,966	$(18)	$(199,841)	$622,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 27, 2020	September 29, 2019
Cash flows from operating activities:
Net income	$27,345	$26,211
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,243	14,577
Stock-based compensation	22,726	20,183
Impairment of long-term investments	5,372	—
Deferred income taxes	1,574	503
Provision for excess and obsolete inventory	6,353	2,921
Other	278	253
Changes in assets and liabilities:
Accounts receivable	(62,837)	55,597
Inventories	84,834	(34,634)
Prepaid expenses and other assets	3,975	2,960
Accounts payable	6,862	(54,574)
Accrued employee compensation	10,924	(13,562)
Other accrued liabilities	5,668	(45,240)
Deferred revenue	5,302	(4,152)
Income taxes payable	2,443	(7,087)
Net cash provided by (used in) operating activities	135,062	(36,044)
Cash flows from investing activities:
Purchases of short-term investments	(288)	(282)
Proceeds from maturities of short-term investments	286	70,786
Purchases of property and equipment	(6,112)	(11,797)
Purchases of long-term investments	(6,300)	(5,484)
Net cash provided by (used in) investing activities	(12,414)	53,223
Cash flows from financing activities:
Repurchases of common stock	(22,508)	(52,365)
Restricted stock unit withholdings	(4,750)	(6,058)
Proceeds from exercise of stock options	11,016	4,582
Proceeds from issuance of common stock under employee stock purchase plan	3,878	3,617
Net cash used in financing activities	(12,364)	(50,224)
Net increase (decrease) in cash and cash equivalents	110,284	(33,045)
Cash and cash equivalents, at beginning of period	190,208	201,047
Cash and cash equivalents, at end of period	$300,492	$168,002

Non-cash investing and financing activities:
Change in accounts payable and other accrued liabilities relating to property and equipment additions	$(1,046)	$3,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. The Company’s products are designed to simplify and improve people’s lives. The Company’s goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro AV. NETGEAR's product lines consist of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of the Company’s customers in each geographic region.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2019 has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company’s financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its interim results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. The COVID-19 pandemic may impact the Company’s supply chain to timely produce finished goods, its workforce and the operations of its customers, and has led to increased airfreight rates. An extended period of global supply chain, workforce availability and economic disruption could significantly affect the Company’s business and statement of financial condition, including the carrying value of long-lived assets, intangibles and goodwill. During the three and nine months ended September 27, 2020, the Company recognized an impairment charge of $0.8 million and $5.4 million, respectively, brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially impacted by the COVID-19 pandemic. While the duration of the disruption from the pandemic is uncertain, the dynamic nature of the virus makes it difficult to reasonably estimate the impact of COVID-19 on the Company’s business operations.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 27, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or any future period.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 2.	Summary of Significant Accounting Policies

With the exception of the updates to the policy noted below as a result of the adoption of ASU 2016-13 Financial Instruments-Credit Losses as of January 1, 2020, there have been no new or material changes to the significant accounting policies disclosed in the Company’s Annual Report.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 27, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$139,566	$1,828	$1,134	$142,528

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

The following table reflects the contract balances as of September 27, 2020 and December 31, 2019, respectively:

	Balance Sheet Location	September 27, 2020	December 31, 2019
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$340,004	$277,168
Contract liabilities - current	Deferred revenue	$10,883	$6,450
Contract liabilities - non-current	Other non-current liabilities	$2,930	$2,061

The difference in the balances of the Company’s contract assets and liabilities as of September 27, 2020 and December 31, 2019 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the nine months ended September 27, 2020, $16.6 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $11.3 million of revenue was recognized for the satisfaction of performance obligations and $5.7 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	September 27, 2020			September 29, 2019
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$248,888	$29,003	$277,891	$146,806	$31,873	$178,679
EMEA	42,760	20,945	63,705	22,190	27,364	49,554
APAC	25,091	11,427	36,518	21,676	15,949	37,625
Total	$316,739	$61,375	$378,114	$190,672	$75,186	$265,858
Sales channels:
Service provider	$73,343	$712	$74,055	$35,482	$972	$36,454
Non-service provider	243,396	60,663	304,059	155,190	74,214	229,404
Total	$316,739	$61,375	$378,114	$190,672	$75,186	$265,858

	Nine Months Ended
	September 27, 2020			September 29, 2019
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$557,862	$80,465	$638,327	$392,162	$91,716	$483,878
EMEA	91,934	62,278	154,212	65,406	84,202	149,608
APAC	61,623	33,967	95,590	69,964	42,342	112,306
Total	$711,419	$176,710	$888,129	$527,532	$218,260	$745,792
Sales channels:
Service provider	$144,182	$2,380	$146,562	$99,201	$3,370	$102,571
Non-service provider	567,237	174,330	741,567	428,331	214,890	643,221
Total	$711,419	$176,710	$888,129	$527,532	$218,260	$745,792

Note 4. Balance Sheet Components

Inventories

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Raw materials	$11,149	$28,871
Finished goods	133,153	206,618
Total	$144,302	$235,489

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.8 million and $6.4 million for the three and nine months ended September 27, 2020, respectively, and $0.9 million and $2.9 million for the three and nine months ended September 29, 2019, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Computer equipment	$10,433	$9,883
Furniture, fixtures and leasehold improvements	18,266	18,623
Software	29,227	27,865
Machinery and equipment	69,213	59,637
Total property and equipment, gross	127,139	116,008
Accumulated depreciation and amortization	(111,826)	(98,325)
Total	$15,313	$17,683

Depreciation and amortization expense pertaining to property and equipment was $3.3 million and $9.5 million for the three and nine months ended September 27, 2020, respectively, and $3.0 million and $9.1 million for the three and nine months ended September 29, 2019, respectively.

Intangibles, net

	As of September 27, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,728)	$2,071	$59,799	$(57,406)	$2,393
Customer contracts and relationships	56,800	(54,269)	2,531	56,800	(50,297)	6,503
Other	10,345	(9,557)	788	10,345	(9,137)	1,208
Total	$126,944	$(121,554)	$5,390	$126,944	$(116,840)	$10,104

Amortization of intangibles was $1.5 million and $4.7 million for the three and nine months ended September 27, 2020, respectively, and $1.6 million and $5.4 million for the three and nine months ended September 29, 2019, respectively.

As of September 27, 2020, estimated amortization expense related to finite-lived intangibles for the remaining years is as follows (in thousands):

2020 (remaining three months)	$1,491
2021	2,044
2022	527
2023	514
2024	514
Thereafter	300
Total estimated amortization expense	$5,390

Other non-current assets

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$57,375	$58,930
Long-term investments	9,060	8,147
Other	6,519	7,202
Total	$72,954	$74,279

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values. The changes in the carrying value of these investments during the periods represented are as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Carrying value as of the beginning of the period	$8,147	$2,886
Additions from purchase of investments	5,850	5,484
Impairment and downward adjustments for price changes	(5,372)	(223)
Carrying value as of the end of the period (1)	$8,625	$8,147

(1)The balance as of September 27, 2020 did not include the investment in limited partnership fund of $0.4 million.

The impairment recognized during the nine months ended September 27, 2020 was brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially impacted by the COVID-19 pandemic. For the equity investments without readily determinable fair values as of September 27, 2020, cumulative downward adjustments for price changes and impairment was $7.0 million and cumulative upward adjustments for price changes was $0.2 million.

Other accrued liabilities

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
Current operating lease liabilities	$8,849	$9,357
Sales and marketing	68,787	85,605
Warranty obligations	9,658	10,556
Sales returns(1)	61,646	52,612
Freight and duty	17,293	5,633
Other	30,064	25,784
Total	$196,297	$189,547

(1)Inventory expected to be received from future sales returns amounted to $30.7 million and $26.8 million as of September 27, 2020 and December 31, 2019, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $16.6 million and $14.9 million as of September 27, 2020 and December 31, 2019, respectively.

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness of the hedge relationships are tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically executes ten forward contracts per quarter with maturities under six months and with USD notional amount of approximately $5.0 million each that are designated as cash flow hedges.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the three and nine months ended September 27, 2020 and September 29, 2019.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of September 27, 2020, and December 31, 2019, are summarized as follows:

	Balance Sheet			Balance Sheet
	Location	September 27, 2020	December 31, 2019	Location	September 27, 2020	December 31, 2019
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$158	$109	Other accrued liabilities	$1,397	$493
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	1	43	Other accrued liabilities	91	32
Total		$159	$152		$1,488	$525

Refer to Note 12, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the unaudited condensed consolidated balance sheets. As of September 27, 2020, the Company holds and reports $0.2 million of gross assets and $1.5 million of gross liabilities. Net of offset, the Company holds no assets and $1.3 million of liabilities.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income (loss)

The effect of the Company’s derivative instruments on AOCI and the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2020 and September 29, 2019 are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income (loss) - Effective Portion	$(1,530)	$458	$(608)	$1,322
Gains (losses) reclassified from accumulated other comprehensive income into Income (loss) - Effective Portion (1):
Net revenue	$(1,614)	$548	$(595)	$1,634
Cost of revenue	$3	$(2)	$2	$(10)
Research and development	$27	$(2)	$32	$(47)
Sales and marketing	$167	$(42)	$95	$(209)
General and administrative	$24	$(7)	$10	$(30)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expense), net	$(1,424)	$1,540	$(774)	$2,446

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Note 6. Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock units and performance shares, and issuances of shares under the Employee Stock Purchase Plan (the "ESPP"), which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income per share for the three and nine months ended September 27, 2020 and September 29, 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands, except per share data)
Numerator:
Net income	$25,535	$12,529	$27,345	$26,211

Denominator:
Weighted average common shares - basic	30,037	30,933	29,746	31,221
Potentially dilutive common share equivalent	704	886	595	1,106
Weighted average common shares - dilutive	30,741	31,819	30,341	32,327

Basic net income per share	$0.85	$0.41	$0.92	$0.84
Diluted net income per share	$0.83	$0.39	$0.90	$0.81

Anti-dilutive employee stock-based awards, excluded	1,221	1,587	1,175	625

Note 7. Income Taxes

The income tax provision for the three and nine months ended September 27, 2020 was $6.2 million, or an effective tax rate of 19.6%, and $10.0 million, or an effective tax rate of 26.7%, respectively. The income tax provision (benefit) for the three and nine months ended September 29, 2019, was $(0.2) million, or an effective tax rate of (1.9)%, and $2.7 million, or an effective tax rate of 9.4%, respectively. The increase in tax expense for the three months ended September 27, 2020, compared to the prior year period, was due primarily to higher pre-tax earnings coupled with the negative impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). These adverse impacts were partially offset by favorable changes in estimates recorded during the third fiscal quarter upon filing the 2019 U.S. federal tax return. The increase in tax expense for the nine months ended in September 27, 2020, compared to the prior year period, results primarily from an increase in valuation allowance on deferred tax assets from investment impairments where the deferred tax benefit is not considered more likely than not, as well as the impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). These adverse impacts were partially offset by favorable changes in estimates recorded during the third fiscal quarter upon filing of the Company’s 2019 U.S. federal tax return. Favorable adjustments recorded in the nine months ended September 29, 2019 included tax benefits from the settlement of tax audits.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination by the Internal Revenue Service for its fiscal year ended December 31, 2018.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The provisions of the CARES Act do not have a material impact on income taxes or liquidity.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. In addition, the Company may be liable for non-cancellable material components, such as chipsets purchased by the supplier on receipt of a purchase order from the Company subsequently subject to cancellation. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of September 27, 2020, the Company had approximately $135.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. The Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of September 27, 2020, the Company had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, are as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
Balance as of beginning of the period	$9,275	$11,913	$10,556	$14,412
Provision for warranty liability made	2,418	1,558	5,630	4,970
Settlements made	(2,035)	(2,613)	(6,528)	(8,524)
Balance as of the end of the period	$9,658	$10,858	$9,658	$10,858

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2020.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 27, 2020.

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance is conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company had no liabilities recorded for these agreements as of September 27, 2020.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

After lifting the stay of the N.D. of California case, the Court held a case management conference on April 24, 2020 and allowed Chrimar to pursue two sets of new claims: (1) claims from the ‘760 Patent that Chrimar amended during an ex parte reexam filed by an unknown party during the pendency of the IPRs, and (2) claims of a new patent, the ‘825 Patent (also related to POE), but denied Chrimar’s right to add a new claim from the ’107 Patent where all of the asserted claims were previously invalidated by the PTO. The Company filed motions for summary judgment on both sets of claims (of the ‘760 and ‘825 Patents) which were both granted by the Court. The Parties attended mediation in August 2020 and reached a settlement in principle, with no material impact to the Company. The Court dismissed the case on September 30, 2020, while allowing the parties 90 days to finalize and execute a formal settlement agreement.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

All of the instituted IPRs have been decided in defendants’ favor, thereby canceling all claims for 8 of the 9 asserted patents. Hera appealed all of the adverse decisions to the Federal Circuit, and the appeals have been consolidated for the same patents for all defendants. The deadline for Hera’s opening briefs was extended to mid-November 2020. The district court case remains stayed.

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

On June 11, 2020, the Parties signed the Stipulation and Settlement Agreement. On June 12, 2020, lead attorney for plaintiffs filed a motion with the Court for Preliminary Approval of the Class Action Settlement. In September 2020, the Court preliminarily approved the Parties’ settlement.

Subject to final approval of the settlement by the Court at a hearing currently scheduled for March 11, 2021, there will be no material financial impact on the Company.

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

On September 9, 2020, the Court granted the Defendants’ partial motion to dismiss one of the three patents filed in the case, U.S. Pat. 6,839,553 (the ’553 Patent). The dismissal was granted without prejudice. The Company filed its Answer on September 23, 2020. On October 20, 2020, Aegis filed an Amended Complaint with additional facts related to the ’553 Patent, and added a fourth patent, Pat. 9,350,434 (the ’434 patent). The Company’s Answer is due November 3, 2020.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 2, 2020, the Company filed an Answer in the case. On March 11, 2020, the Court granted a stipulation to stay the case pending the result of an IPR filed by United Patents Inc.

Cassiopeia and United Patents settled their IPR dispute in June 2020 and United Patents has withdrawn its IPR. The Court lifted the stay on the Company’s case and set a case schedule.  The Parties are now conducting discovery.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Dunjun Technology v. NETGEAR (China Patent Matters)

On or around July 2, 2020, Company received notice from its local litigation counsel in China that a Chinese Non-Practicing Entity (NPE) brought an infringement action against its Beijing office before the Beijing Municipal Intellectual Property Office (BMIPO). The action alleges that NETGEAR WAC510 and other devices infringe Chinese patent ZL02123502.3 (the ’502 Patent).

On October 13, 2020, the Parties attended a hearing of the infringement case before the BMIPO. The Company also filed a companion invalidity case on the patent. While the invalidity case is pending, the BMIPO has stayed the infringement case along with its ruling from the hearing.

In addition, local counsel was informed by the BMIPO that Dunjun filed a separate patent suit against NETGEAR Inc., the Company’s U.S. headquarters, before the Shanghai IP Court. The Company is awaiting service for this matter, though it may take some time to complete as it must be done via the Hague Convention. In the meantime, the Company will proceed with its Beijing case. On or around October 20, 2020, Dunjun added one of the Company’s resellers to this Complaint.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Altair Logix LLC v NETGEAR Inc.

On July 28, 2020, Altair Logix LLC (“Altair”) sued the Company in the District of Delaware.  Altair’s Complaint asserts that the Company’s Meural frame infringes U.S. Pat. 6,289,434 (the “434” Patent) titled “Apparatus and Method of Implementing Systems on Silicon Using Dynamic-Adaptive Run-Time Reconfigurable Circuits for Processing Multiple, Independent Data and Control Streams of Varying Rates.” The Company’s Answer is due in early November 2020.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Q3 Networking LLC v. NETGEAR Inc.

On September 21 and September 22, 2020, Q3 Networking LLC (“Q3”) filed Complaints against the Company, Commscope (with Ruckus and Arris) and Hewlett Packard Enterprises (with Aruba Networks) (together “Defendants” or “Respondents”) at the District Court of Delaware and the International Trade Commission (“ITC”), respectively. Both actions allege that the Company’s routers and access points infringe four patents: U.S. Pats. 7,457,627 (the ’627 Patent), 7,609,677 (the ’677 Patent), 7,895,305 (the ’305 Patent), and 8,797,853 (the ’853 Patent) relating to different aspects of networking technology (e.g., 802.11and QoS). The ITC case was instituted on October 23, 2020. The Company’s Answer in the District Court case is due November 13, 2020.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Beijing Tianxing Ebel Information Consulting Co., Ltd v. NETGEAR Inc.

On or around October 19, 2020, Beijing Tianxing Ebel Information Consulting Co., Ltd (“Tianxing”) filed two Complaints against the Company in the Beijing Intellectual Property Court (“Beijing IP Court”). Tianxing’s Complaints assert that the Company’s ReadyNAS RR2304 infringes each of Chinese Patent Nos. ZL200410096563.1 and ZL201010144680.6.  The patents are titled “Method for Treating Medium Access Control Address in Main and Spare Conversion” and “Network Access Method, System, Network Authentication Method, Equipment and Terminal,” respectively.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of September 27, 2020, 2.7 million shares remained authorized for repurchase under the repurchase program. In the nine months ended September 27, 2020 and September 29, 2019, the Company repurchased, reported based on trade date, approximately 0.9 million shares and 1.7 million shares of common stock, respectively, at a cost of approximately $22.5 million and $53.9 million, respectively, under the repurchase authorization.

The Company repurchased, as reported based on trade date, approximately 188,000 shares of common stock at a cost of $4.8 million and approximately 180,000 shares of common stock at a cost of $6.1 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the nine months ended September 27, 2020 and September 29, 2019, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the nine months ended September 27, 2020 and September 29, 2019:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	(608)	115	(493)
Less: Amount reclassified from accumulated other comprehensive income	—	(456)	96	(360)
Net current period other comprehensive income (loss)	—	(152)	19	(133)
Balance as of September 27, 2020	$(2)	$(130)	$20	$(112)

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	1,322	(284)	1,054
Less: Amount reclassified from accumulated other comprehensive income	—	1,338	(281)	1,057
Net current period other comprehensive income (loss)	16	(16)	(3)	(3)
Balance as of September 29, 2019	$(2)	$(24)	$8	$(18)

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(1,614)	$548	$(595)	$1,634
Cost of revenue	3	(2)	2	(10)
Research and development	27	(2)	32	(47)
Sales and marketing	167	(42)	95	(209)
General and administrative	24	(7)	10	(30)
Total before tax	(1,393)	495	(456)	1,338
Tax impact	293	(104)	96	(281)
Total, net of tax	$(1,100)	$391	$(360)	$1,057

Note 10. Employee Benefit Plans

The Company grants options and RSUs under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Award vesting periods for this plan are generally four years. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. As of September 27, 2020, approximately 2.5 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of September 27, 2020, approximately 0.4 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the nine months ended September 27, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	2,188	$26.03
Exercised	(522)	$21.10
Cancelled	(20)	$35.85
Expired	(30)	$35.97
Outstanding as of September 27, 2020	1,616	$27.32

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity during the nine months ended September 27, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	1,587	$33.95
Granted	685	$25.00
Vested	(598)	$32.51
Cancelled	(70)	$34.79
Outstanding as of September 27, 2020	1,604	$30.63

Performance Shares Activity

           In July 2020, the Company’s executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares activity during nine months ended September 27, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2019	—	$—
Granted(1)	141	$28.22
Outstanding as of September 27, 2020	141	$28.22

(1)Shares granted represented the aggregate target numbers of shares that could potentially vest.

Valuation and Expense Information

The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs and performance shares is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted under the 2016 Plan and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the weighted average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the three and nine months ended September 27, 2020 and September 29, 2019:

	Three Months Ended				Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	Stock Options		ESPP		Stock Options		ESPP
Expected life (in years)	N/A	6.2	0.5	0.5	N/A	6.2	0.5	0.5
Risk-free interest rate	N/A	1.85%	0.12%	1.83%	N/A	1.85%	0.72%	2.06%
Expected volatility	N/A	33.9%	66.4%	44.5%	N/A	33.9%	54.8%	43.9%
Dividend yield	N/A	—	—	—	N/A	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
Cost of revenue	$923	$706	$3,129	$2,129
Research and development	1,138	1,496	3,879	3,976
Sales and marketing	1,927	2,097	5,596	6,223
General and administrative	3,230	2,687	10,122	7,855
Total	$7,218	$6,986	$22,726	$20,183

As of September 27, 2020, $4.3 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.4 years. $42.2 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.3 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is regularly evaluated by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses and photo frames, and subscription services, offering consumers a range of parental controls and cyber security for their home networks; and

•

SMB: Focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

The Company believes that this structure reflects its current operational and financial management, and that it provides the best structure for the Company to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019

Net Revenue:
Connected Home	$316,739	$190,672	$711,419	$527,532
SMB	61,375	75,186	176,710	218,260
Total net revenue	$378,114	$265,858	$888,129	$745,792

Contribution Income:
Connected Home	$55,964	$18,934	$105,738	$52,257
Contribution margin	17.7%	9.9%	14.9%	9.9%
SMB	$8,721	$18,750	$26,573	$52,855
Contribution margin	14.2%	24.9%	15.0%	24.2%
Total segment contribution income	$64,685	$37,684	$132,311	$105,112
Corporate and unallocated costs	(23,293)	(16,901)	(61,744)	(51,609)
Amortization of intangibles (1)	(1,470)	(1,520)	(4,508)	(5,212)
Stock-based compensation expense	(7,218)	(6,986)	(22,726)	(20,183)
Separation expense	—	—	—	(264)
Change in fair value of contingent consideration	(187)	(199)	(276)	(199)
Restructuring and other charges	(329)	77	(1,311)	(1,146)
Litigation reserves, net	(22)	(90)	(44)	(100)
Interest income	98	639	409	2,122
Other income (expense), net	(515)	(403)	(4,787)	425
Income before income taxes	$31,749	$12,301	$37,324	$28,946

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In thousands)
United States (“U.S.”)	$271,683	$174,805	$624,321	$473,381
Americas (excluding U.S.)	6,208	3,874	14,006	10,497
EMEA	63,705	49,554	154,212	149,608
APAC	36,518	37,625	95,590	112,306
Total net revenue	$378,114	$265,858	$888,129	$745,792

Long-lived assets by Geographic Region

The Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net are located in the following geographic locations:

	As of
	September 27, 2020	December 31, 2019
	(In thousands)
United States (“U.S.”)	$19,844	$23,137
Americas (excluding U.S.)	3,152	4,036
EMEA	3,520	3,782
Singapore	5,891	—
China	4,234	5,040
APAC (excluding Singapore and China) (1)	9,853	10,605
Total	$46,494	$46,600

(1)	No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of September 27, 2020 and December 31, 2019:

	As of September 27, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$161,518	$161,518	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	151	—	151	—
Trading securities: mutual funds(1)	4,848	4,848	—	—
Foreign currency forward contracts(2)	159	—	159	—
Total assets measured at fair value	$168,002	$166,366	$310	$1,326
Liabilities:
Foreign currency forward contracts(3)	$1,488	$—	$1,488	$—
Contingent consideration(4)	6,203	—	—	6,203
Total liabilities measured at fair value	$7,691	$—	$1,488	$6,203

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,105	$22,105	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	149	—	149	—
Trading securities: mutual funds(1)	4,023	4,023	—	—
Foreign currency forward contracts(2)	152	—	152	—
Total assets measured at fair value	$27,755	$26,128	$301	$1,326
Liabilities:
Foreign currency forward contracts(3)	$525	$—	$525	$—
Contingent consideration(4)	5,928	—	—	5,928
Total liabilities measured at fair value	$6,453	$—	$525	$5,928

(1)	Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)	Included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets.
(4)

Included in Other non-current accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that is contingent upon the achievement of certain technical and service revenue milestones. As of September 27, 2020 and December 31, 2019, there were no material changes in the range of expected outcomes and the fair value of the contingent consideration from the acquisition date.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	September 27, 2020	September 29, 2019	September 27, 2020	September 29, 2019
	(In Thousands)
Operating lease cost	$2,656	$2,977	$8,007	$8,928
Short-term lease cost (1)	716	121	1,384	1,004
Total lease cost (2)	$3,372	$3,098	$9,391	$9,932

(1)	Includes variable lease cost, which was immaterial.
(2)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$8,990	$8,982

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$9,198	$834

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro AV. Our product lines consist of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses and photo frames, and subscription services, offering consumers a range of parental controls and cyber security for their home networks. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, storage, and security solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and through our online platform at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Walmart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), Darty (France), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (U.S.), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. We expect this trend will continue in the foreseeable future.

During the three months ended September 27, 2020, our net revenue and income from operations increased by $112.3 million and $20.1 million, respectively, compared to the prior year period. The strong increase in net revenue was primarily due to robust demand for Connected Home products powered by unprecedented bandwidth consumption in the home where people have transitioned to conducting the majority of their daily lives as a result of the COVID-19 pandemic. The increase was partially offset by lower net revenue from SMB products resulting from enforced business closures and delays to infrastructure investment by businesses since the onset of the pandemic. Gross margin increased to 30.0% from 29.0% in the prior year period, primarily due to higher product margin associated with Connected Home products. The increase in gross profit was partially offset by an increase of $16.2 million in operating expenses, primarily driven by higher expenditures in sales and marketing of $6.3 million, research and development of $5.0 million, and general and administrative of $4.6 million.

On a geographic basis, net revenue increased in Americas and EMEA and decreased in APAC in the three months ended September 27, 2020, as compared to the prior year period. The increases in Americas and EMEA were both mainly attributable to home wireless and mobile products, partially offset by lower net revenue of our switch products. The decrease in APAC net revenue was primarily due to lower net revenue of broadband modem and gateway and switch products, partially offset by higher net revenue of home wireless products.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners, lowering finished good receipts by approximately 30% compared to planned receipts in the first quarter of 2020. At the same time, we saw a significant increase in airfreight rates to transport supply as a result of reduced capacity by carriers. Starting from March 2020, the spread of the pandemic to the U.S. and mainland Europe resulted in a surge in demand for Connected Home products as consumers responded to work from home and shelter-in-place measures. This surge in demand continued throughout the third fiscal quarter of 2020 and contributed to Connected Home net revenue growth of 37.7% and 66.1%, compared to the second fiscal quarter of 2020 and the third fiscal quarter of 2019, respectively. By contrast, demand for SMB products began to weaken as businesses faced closures and reacted to the uncertainty caused by the pandemic. Demand for SMB products continued to remain challenged in the third fiscal quarter of 2020, due primarily to enforced business closures and delayed infrastructure investment by businesses resulting in a decrease of 18.4% in SMB net revenue, compared to the prior year period.

       Commencing the middle of March 2020, the majority of our offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home. We enabled our crisis management team and put in place travel restrictions initially to/from Mainland China and Hong Kong early in the first quarter of 2020, and subsequently restricted all international travel, while limiting domestic travel to essential travel in order to protect the health and well-being of our workforce and prevent the spread of the virus. The majority of our customers have continued to operate throughout the pandemic, adapting their operating models to the changing conditions with significant disruptions heretofore limited to the VAR channel, through which we fulfill a significant portion of SMB demand. In response to outreach we received from our communities, we donated significant number of mobile hotspots to school districts in the U.S. for student use. In addition, part of the increase in net revenue to service providers in the third fiscal quarter was due to mobile hot spots sold by our partners to school districts and first responders.

         Given the business shutdown and shelter-in-place/stay-at-home orders in various parts of the world, and the uncertainty of how and when such lockdowns will be eased, in April 2020 we withdrew our prior targets of net revenue growth and gross margin for the full year of 2020 as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”).

         The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We continue to experience a surge in demand for our Connected Home products in both service provider and consumer channels. We expect the shift to remote working to increase beyond the pandemic, relative to the experience pre-pandemic, increasing the demand for high performance and dependable WiFi networks and correspondingly increasing our target addressable market. As a result of the on-going pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, which constrains our ability to capitalize fully on end market demand. We expect supply chain constraints to exist through the first fiscal quarter of 2021. Consequentially, looking forward to the fourth fiscal quarter of 2020, we expect non-service provider net revenue in the Connected Home segment to be at similar levels to the third fiscal quarter of 2020, and service provider net revenue to be consistent with levels experienced in the second fiscal quarter of 2020. We expect SMB net revenue to improve upon the third fiscal quarter of 2020 performance but remain down, compared to the prior year period. While we expect supply chain partners to operate in line with their third fiscal quarter performance, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers could have a significant negative impact on our net revenue, gross and operating margin performance.

        The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic, any related disruptions to channel partners and restrictions on travel and transport, all of which are uncertain and cannot be predicted. The impact of the pandemic on our employees, their health and well-being and our ability to continue to instill our company culture and maintain productivity is uncertain and cannot be predicted. With the increase in work from home and distance learning mandates since the commencement of the pandemic, we believe we will continue to see a move to greater participation by companies and employees in remote working and learning increasing the demand for high performance, dependable WiFi networks. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the COVID-19 pandemic.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended September 27, 2020, with the comparable reporting periods in the preceding year.

	Three Months Ended				Nine Months Ended
	September 27, 2020		September 29, 2019		September 27, 2020		September 29, 2019
	(In thousands, except percentage data)
Net revenue	$378,114	100.0%	$265,858	100.0%	$888,129	100.0%	$745,792	100.0%
Cost of revenue	264,620	70.0%	188,666	71.0%	627,093	70.6%	521,147	69.9%
Gross profit	113,494	30.0%	77,192	29.0%	261,036	29.4%	224,645	30.1%
Operating expenses:
Research and development	24,529	6.5%	19,537	7.3%	65,412	7.4%	57,183	7.7%
Sales and marketing	39,794	10.5%	33,491	12.6%	107,209	12.1%	103,887	13.9%
General and administrative	16,467	4.4%	11,887	4.5%	45,082	5.1%	35,467	4.8%
Other operating expenses, net	538	0.1%	212	0.1%	1,631	0.1%	1,709	0.2%
Total operating expenses	81,328	21.5%	65,127	24.5%	219,334	24.7%	198,246	26.6%
Income from operations	32,166	8.5%	12,065	4.5%	41,702	4.7%	26,399	3.5%
Interest income	98	0.0%	639	0.3%	409	0.0%	2,122	0.3%
Other income (expense), net	(515)	(0.1)%	(403)	(0.2%)	(4,787)	(0.5)%	425	0.1%
Income before income taxes	31,749	8.4%	12,301	4.6%	37,324	4.2%	28,946	3.9%
Provision (benefit) for income taxes	6,214	1.6%	(228)	(0.1%)	9,979	1.1%	2,735	0.4%
Net income	$25,535	6.8%	$12,529	4.7%	$27,345	3.1%	$26,211	3.5%

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

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Americas	$277,891	55.5%	$178,679	$638,327	31.9%	$483,878
Percentage of net revenue	73.5%		67.2%	71.8%		64.8%
EMEA	$63,705	28.6%	$49,554	$154,212	3.1%	$149,608
Percentage of net revenue	16.8%		18.6%	17.4%		20.1%
APAC	$36,518	(2.9)%	$37,625	$95,590	(14.9)%	$112,306
Percentage of net revenue	9.7%		14.2%	10.8%		15.1%
Total net revenue	$378,114	42.2%	$265,858	$888,129	19.1%	$745,792

Americas

Net revenue in Americas increased in the three and nine months ended September 27, 2020, compared to the prior year periods, largely due to increased demand for our Connected Home products in response to work and schooling from home mandates resulting from the COVID-19 pandemic. The surge in demand that began in March continued throughout the second and third fiscal quarters and resulted in strong growth in both the consumer and service provider channels. The increase was partially offset by lower SMB net revenue as the pandemic negatively impacted demand in the SMB segment. Connected Home net revenue increased by 69.5% and 42.3% in the three and nine months ended September 27, 2020, respectively, compared to the prior year periods. We experienced strong consumer demand for our home wireless products, especially WiFi 6 mesh systems, WiFi 6 routers and extenders. Growth in service provider channels was mainly driven by mobile products as a direct response to the pandemic to support applications such as distance learning and increased first responders’ activities. SMB net revenue decreased by 9.0% and 12.3% in the three and nine months ended September 27, 2020, respectively, compared to the prior year periods, primarily due to lower net revenue of our switch products.

EMEA

Net revenue in EMEA increased in the three and nine months ended September 27, 2020, compared to the prior year periods. Connected Home net revenue increased by 92.7% and 40.6% in the three and nine months ended September 27, 2020, respectively, compared to the prior year periods, mainly driven by higher net revenue in both consumer and service provider channels from mobile and home wireless products in response to work from home and shelter-in-place measures. SMB net revenue declined by 23.5% and 26.0% in the three and nine months ended September 27, 2020, respectively, compared to the prior year periods, mainly attributable to lower net revenue of switch products. Demand for SMB products has been impacted since the onset of the pandemic through businesses closures and delays in infrastructure investment in response to the worsening economic climate.

APAC

The decrease in APAC net revenue for the three and nine months ended September 27, 2020 was mainly driven by lower net revenue from our service provider channels of $2.4 million and $17.8 million, respectively, compared to the prior year periods. The decline was largely driven by our service provider customers in Australia where we experienced declines in order volumes in the nine months ended September 27, 2020, compared to the prior year period. From a product perspective, the decrease in APAC net revenue was primarily due to lower net revenue of broadband modem and gateway and switch products, partially offset by higher net revenue of home wireless products.

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

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Cost of revenue	$264,620	40.3%	$188,666	$627,093	20.3%	$521,147
Gross margin percentage	30.0%		29.0%	29.4%		30.1%

Cost of revenue increased for the three and nine months ended September 27, 2020, compared to the prior year periods, mainly due to higher net revenue.

Gross margin increased for the three months ended September 27, 2020, compared to the prior year period, primarily due to higher product margin associated with Connected Home products. Additionally, lower provision requirements for channel promotional activities deemed to be a reduction of net revenue offset higher air freight expense incurred to support increased demand and supply chain capacity constraints. Gross margin for the three and nine months ended September 27, 2020, compared to the prior year periods, was adversely impacted by product mix, as SMB products, which typically carry a higher gross margin than Connected Home products, comprised a lower percentage of net revenue. In addition, during the nine months ended September 27, 2020, we experienced a significant increase in air freight expenses, higher provisions for warranty expense as a percentage of net revenue, partially offset by a reduction in lower provision requirements for channel promotional activities, compared to the prior year period.

Air freight carriers have been operating at reduced capacity since the onset of the pandemic in the first quarter of 2020, resulting in significantly increased rates associated with transporting supply. Our supply chain supporting our Connected Home business has been and could continue to be disrupted by outbreaks of COVID-19 in our suppliers’ factories and warehouses. If such disruptions become widespread, they could significantly hamper our ability to fulfill the heightened demand for our Connected Home products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; import customs duties and imposed tariffs; competition; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; warranty costs; and the timing of sales. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Research and development	$24,529	25.6%	$19,537	$65,412	14.4%	$57,183

Research and development expense increased for the three and nine months ended September 27, 2020, mainly due to increases in personnel-related expenditures of $3.7 million and $4.1 million and engineering projects and outside professional services of $1.3 million and $5.3 million, respectively, compared to the prior year periods, driven primarily by higher spending on development of initiatives to support product and services growth. Research and development headcount increased to 299 as of September 27, 2020, from 263 as of September 29, 2019.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services to combat competitive pressures. We continue to invest in research and development to grow our cloud platform capabilities, and connected home products portfolio including services and mobile applications, expand our Pro AV, web-managed, app-managed, 10Gig and PoE switch products, and develop innovative WiFi and Advanced 4G/5G mobile and 5G coverage solutions. We expect research and development expense in the fourth fiscal quarter of 2020 to be consistent as a percentage of net revenue compared with the third fiscal quarter of 2020. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as services capabilities and offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Sales and marketing	$39,794	18.8%	$33,491	$107,209	3.2%	$103,887

Sales and marketing expense increased for the three and nine months ended September 27, 2020, compared to the prior year periods, primarily due to increases in outbound freight costs of $2.6 million and $5.4 million, personnel-related expenditures of $2.8 million and $1.5 million and outside professional services of $1.1 million and $1.2 million, respectively. The increase in sales and marketing expense for the nine months ended September 27, 2020 was partially offset by a decrease of $3.4 million in marketing expenditures, compared to the prior year period, mainly resulting from fewer marketing campaigns. The increase in outbound freight was due to higher net revenue compared to the prior year comparative periods. The increase in personnel-related expenditures was due to higher variable compensation expenses mainly as a result of the increased sales for the three and nine months ended September 27, 2020, respectively. Sales and marketing headcount decreased from 281 as of September 29, 2019 to 255 as of September 27, 2020. The reduction in sales and marketing headcount was primarily associated with restructuring activities during the latter part of fiscal 2019 as we reduced headcount in China and a number of other countries in APAC and EMEA. In addition, we closed offices in some of the affected jurisdictions.

We expect our sales and marketing expense in the fourth fiscal quarter of 2020 to be consistent as a percentage of net revenue compared with the third fiscal quarter of 2020. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
General and administrative	$16,467	38.5%	$11,887	$45,082	27.1%	$35,467

General and administrative expense increased for the three and nine months ended September 27, 2020, compared to the prior year periods, primarily due to increases in personnel-related expenditures of $3.4 million and $6.6 million, respectively, and other general corporate expenses of $1.0 million and $3.3 million, respectively, compared to the prior year periods. The increase in personnel-related expenditures in both periods was mainly due to increases in variable compensation primarily attributable to higher bonuses resulting from improved profitability year over year, stock-based compensation and other employee costs. The increase in other general corporate expenses in both periods was primarily the result of the prior year periods benefitting from a refund of value-added taxes previously incurred whereas there was no such refund in the current year periods. General and administrative headcount was 140 as of September 27, 2020, as compared to 147 as of September 29, 2019.

We expect our general and administrative expenses in the fourth fiscal quarter of 2020 to decrease in absolute dollars compared with the third fiscal quarter of 2020. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses, net

Other operating expenses, net consists of restructuring and other charges, litigation reserves, net, change in the fair value of contingent consideration and separation expense.

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Other operating expenses, net	$538	**	$212	$1,631	(4.6)%	$1,709

**	Percentage change not meaningful.

The change in Other operating expenses, net for the three and nine months ended September 27, 2020 was not material, compared to the prior year periods.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Interest income	$98	(84.7)%	$639	$409	(80.7)%	$2,122
Other income (expense), net	(515)	27.8%	(403)	(4,787)	**	425
Total	$(417)	**	$236	$(4,378)	**	$2,547

**	Percentage change not meaningful.

Interest income decreased for the three and nine months ended September 27, 2020, mainly due to lower yield on invested balances.

The change in other income (expense), net in the three months ended September 27, 2020 was not material, compared to the prior year period. The change in the nine months ended September 27, 2020, compared to the prior year period, was primarily due to $5.4 million of impairment charges for the nine months ended September 27, 2020, brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially impacted by the COVID-19 pandemic. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three and nine months ended September 27, 2020. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision (Benefit) for Income Taxes

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(In thousands, except percentage data)
Provision (benefit) for income taxes	$6,214	**	$(228)	$9,979	**	$2,735
Effective tax rate	19.6%		(1.9%)	26.7%		9.4%

**	Percentage change not meaningful.

The increase in tax expense for the three months ended September 27, 2020, compared to the prior year period, was due primarily to higher pre-tax earnings coupled with the negative impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). These adverse impacts were partially offset by favorable changes in estimates recorded during the third fiscal quarter upon filing of our 2019 U.S. federal tax return. The increase in tax expense for the nine months ended in September 27, 2020, compared to the prior year period, results primarily from an increase in valuation allowance on deferred tax assets from investment impairments where the deferred tax benefit is not considered more likely than not, as well as the impact of limitations on current and future stock-based compensation deductions for certain executive officers under IRC section 162(m). These adverse impacts were partially offset by favorable changes in estimates recorded during the third fiscal quarter upon filing of our 2019 U.S. federal tax return. Favorable adjustments recorded in the nine months ended September 29, 2019 included tax benefits from the settlement of tax audits.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are currently under examination by the Internal Revenue Service (“IRS”) for our fiscal year ended December 31, 2018. We are also under examination in various other U.S. and foreign jurisdictions.

In the calendar year ended December 31, 2014, we placed a full valuation allowance against our California deferred tax assets after consideration of reversing temporary differences as it was determined there was not sufficient positive evidence to recognize the net deferred tax assets. We continue to evaluate positive and negative evidence in evaluating the retention of the valuation allowance. While certain factors have changed pointing to a potential release of the valuation allowance, there remain negative influences at this time including the uncertainty of the global economy and its impact on us.  If we were to release the valuation allowance, the release would result in a one-time benefit to the income tax provision in the period of release.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law in response to the COVID-19 pandemic. The CARES Act, among other provisions, includes provisions related to refundable payroll tax credits, deferment of the employer portion of certain payroll taxes, net operating losses carryback periods, alternative minimum tax credit refunds, modification to net interest expense deduction limitation, and technical amendments to tax depreciation methods for qualified improvement property placed in service after December 31, 2017. The provisions of the CARES Act do not have a material impact on income taxes or liquidity.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11. Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue of Note 3. Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Connected Home Segment

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(in thousands, except percentage data)
Net revenue	$316,739	66.1%	$190,672	$711,419	34.9%	$527,532
Percentage of net revenue	83.8%		71.7%	80.1%		70.7%
Contribution income	$55,964	195.6%	$18,934	$105,738	102.3%	$52,257
Contribution margin	17.7%		9.9%	14.9%		9.9%

The increase in Connected Home net revenue in the three and nine months ended September 27, 2020, compared to prior year periods, was primarily due to robust demand powered by unprecedented bandwidth consumption in the home where people have transitioned to conducting the majority of their daily lives as a result of the pandemic. This surge in demand has been experienced across both our consumer and service provider channels. Connected Home net revenue from consumer channels increased by 56.8% and 32.4% in the three and nine months ended September 27, 2020, compared to the prior year periods, driven by increased demand for home wireless products, mainly WiFi 6 mesh systems, WiFi 6 routers and extenders. Connected Home net revenue from service provider channels increased by 106.7% and 45.3% in the three and nine months to September 27,2020, compared to the prior year periods, mainly due to increased demand for mobile products as a direct response to the pandemic to support applications such as distance learning and increased first responders’ activities. Geographically, the increase in demand from consumer channels was experienced across all regions while the increase in service provider was attributable to the U.S. and EMEA.

Connected Home contribution income increased in the three and nine months ended September 27, 2020, compared to the prior year periods, primarily due to higher net revenue, higher gross margin attainment and lower operating expenses as a proportion of net revenue.

SMB Segment

	Three Months Ended			Nine Months Ended
	September 27, 2020	% Change	September 29, 2019	September 27, 2020	% Change	September 29, 2019
	(in thousands, except percentage data)
Net revenue	$61,375	(18.4)%	$75,186	$176,710	(19.0)%	$218,260
Percentage of net revenue	16.2%		28.3%	19.9%		29.3%
Contribution income	$8,721	(53.5)%	$18,750	$26,573	(49.7)%	$52,855
Contribution margin	14.2%		24.9%	15.0%		24.2%

SMB net revenue decreased for the three and nine months ended September 27, 2020, compared to the prior year periods, primarily due to a weakening of demand being experienced upon commencement of the pandemic, resulting in enforced business closures and delays to infrastructure investments in response to the worsening economic climate. The decline in SMB net revenue was mainly attributable to lower net revenue from our switch products in the three and nine months ended September 27, 2020, compared to the prior year periods. Geographically, SMB net revenue declined across all three regions in the three and nine months ended September 27, 2020, compared to the prior year periods.

SMB contribution income decreased for the three and nine months ended September 27, 2020, compared to the prior year periods, primarily as a result of lower SMB net revenue, lower gross margin attainment and higher operating expenses as a proportion of net revenue. The lower gross margin was mainly attributable to channel promotional activities increasing dis-proportionate to SMB net revenue for the three and nine months ended September 27, 2020, compared to the prior year periods.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of September 27, 2020, we had cash, cash equivalents and short-term investment of $306.8 million, an increase of $111.1 million from $195.7 million as of December 31, 2019.

As of September 27, 2020, approximately 32% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Nine Months Ended
	September 27, 2020	September 29, 2019
	(In thousands)
Cash provided by (used in) operating activities	$135,062	$(36,044)
Cash provided by (used in) investing activities	(12,414)	53,223
Cash used in financing activities	(12,364)	(50,224)
Net cash increase (decrease)	$110,284	$(33,045)

Operating activities

Net cash provided by operating activities was $135.1 million for the nine months ended September 27, 2020, compared to $36.0 million of cash used in the prior year period, primarily due to favorable working capital movements. The higher net cash inflow from working capital was mainly driven by lower inventory holding, payments to suppliers and other accrued liabilities, partially offset by higher accounts receivable.

Our Days Sales Outstanding (“DSO”) decreased to 82 days as of September 27, 2020, as compared to 102 days as of December 31, 2019. The improvement was a result of timing of shipments and a more favorable channel revenue mix. Our accounts payable increased from $80.5 million as of December 31, 2019 to $87.7 million as of September 27, 2020 due to timing of inventory receipts from our trade suppliers.  Inventory decreased from $235.5 million as of December 31, 2019 to $144.3 million as of September 27, 2020, mainly due to higher net revenue in the nine months ended September 27, 2020, compared to the prior year period. Ending inventory turns were 7.3 in the three months ended September 27, 2020, up from 3.1 turns in the three months ended December 31, 2019. Looking forward, we expect to use cash to purchase inventory in the first half of 2021 to increase our inventory holding.

Investing activities

Net cash used in investing activities was $12.4 million in the nine months ended September 27, 2020, compared to $53.2 million of cash provided in the prior year period. During the nine months ended September 27, 2020, investing cash outflows mainly related to purchases of long-term investments and property and equipment. In the prior year period, $70.8 million of cash received from maturities of short-term investments more than offset the cash outflows on purchases of long-term investments and property and equipment.

Financing activities

Net cash used in financing activities was $12.4 million in the nine months ended September 27, 2020, compared to $50.2 million in the prior year period, primarily due to lower stock repurchase activity, increased proceeds from exercise of stock options and lower payments relating to restricted stock unit tax withholdings.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of September 27, 2020, 2.7 million shares remained authorized for repurchase under the repurchase program. We did not repurchase any common stock during the three months ended September 27, 2020 under the repurchase program. We repurchased and retired, reported based on trade date, approximately 0.9 million and 1.7 million shares of common stock at a cost of approximately $22.5 million and $53.9 million during the nine months ended September 27, 2020 and September 29, 2019, respectively. We also repurchased and retired, reported based on trade date, approximately 188,000 and 180,000 shares of common stock, at a cost of approximately $4.8 million and $6.1 million during the nine months ended September 27, 2020 and September 29, 2019, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We recognize the importance of maintaining a strong cash position in a time of uncertainty and intend to balance our practice of repurchasing shares with our desire to maintain a strong balance sheet.

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

Contractual Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 27, 2020, from those as of December 31, 2019 disclosed in Part II, Item 7, of our Annual Report.

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. In addition, we may be liable for non-cancellable material components, such as chipsets purchased by the supplier on receipt of a purchase order from us subsequently subject to cancellation. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of September 27, 2020, we had approximately $135.2 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on our unaudited condensed consolidated balance sheets. Our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. As of September 27, 2020, we had approximately $39.7 million in non-cancelable operating lease commitment. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 13. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Off-Balance Sheet Arrangements

As of September 27, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of the Security and Exchange Commission’s (the “SEC”) Regulation S-K.

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

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report. Refer to Note 1. The Company and Basis of Presentation and Note 2. Summary of Significant Accounting Policies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the risks and uncertainties related to the COVID-19 pandemic and the updated accounting policy on credit losses upon the adoption of ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326)" as of January 1, 2020, respectively.

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

During the nine months ended September 27, 2020, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report.

*The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus identified in late 2019 (COVID-19) has spread as a global pandemic throughout many parts of Asia, Europe, the Middle East, and North America and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. We have already observed a significant increase in the cost of air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we have seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. This unanticipated increase in demand has put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, significantly constrains our ability to meet the increased consumer demand. We also have seen a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold. Because of this shift in demand, and the fact that our SMB products generally have higher gross margins than our Connected Home products, our overall profitability and other financial results could be negatively impacted.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	the duration and impact of the COVID-19 pandemic, particularly on our supply chain, our channel partners and our end market sales;
•	component supply constraints, including specialized WiFi 6 chipsets, or sudden, unforeseen price increases from our vendors;
•	the inability to maintain stable operations by our suppliers and other parties with which we have commercial relationships;
•	changes in the pricing policies of or the introduction of new products by us or our competitors;

•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;
•	shift in overall product mix sales from higher to lower gross margin products, or from one business segment to another, that would adversely impact our gross margins;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;
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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. These components include connector jacks, plastic casings and physical layer transceivers. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to increased demand for our Connected Home products. Shortages of key components used to manufacture these products and long lead times in ordering additional components have, in some cases, such as specialized WiFi 6 chipsets, limited our ability to manufacture products in the volumes needed to fully meet this demand. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, our suppliers may experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur, which could be material.

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
•

potential liability for expenses incurred by third-party manufacturers in reliance on our forecasts that later prove to be inaccurate, including the cost of components purchased by third-party manufacturers on our behalf, which may be material;

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 28% of overall net revenue in the third quarter of fiscal 2020 and approximately 36% of overall net revenue in fiscal 2019. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

The Company’s U.S. federal tax return and payroll taxes for our fiscal year ended December 31, 2018 is currently under examination by the IRS.  We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

*We could incur significant liability if the Distribution is determined to be a taxable transaction.

We have received an opinion from outside tax counsel to the effect that the Distribution qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes. The opinion relies on certain facts, assumptions, representations and undertakings from Arlo and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not satisfied, our stockholders and we may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel we have received, the IRS could determine on audit that the Distribution is taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion. Our U.S. federal income tax return for the calendar year 2018, the year of the Distribution, is currently under audit by the IRS. If the Distribution were determined to be taxable for U.S. federal income tax purposes, in general, we would recognize taxable gain as if we had sold Arlo common stock in a taxable sale for its fair market value, and our stockholders who received shares of Arlo common stock in the Distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

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

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on other equity investments. For example, during the first three fiscal quarters of 2020, we have recognized impairment charges of $5.4 million brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially due to the onset of the COVID-19 pandemic. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 29, 2020 - July 26, 2020	11,539	$25.76	—	2,679,493
July 27, 2020 - August 23, 2020	24,830	$30.75	—	2,679,493
Auguest 24, 2020 - September 27, 2020	2,484	$33.35	—	2,679,493
Total	38,853	$29.43	—

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended September 27, 2020, there were no shares repurchased under the authorizations.

(2)

During the three months ended September 27, 2020, we repurchased, as reported based on trade date, approximately 39,000 shares of common stock at a cost of $1.1 million to facilitate tax withholding for RSUs.

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

Date: October 30, 2020