Form 10-K
period 2020-12-31
NETGEAR, INC.
filed 2021-02-16
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2020 was approximately $705.1 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 26, 2020 (the last business day of the Registrant's most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's Common Stock, $0.001 par value, was 30,600,746 shares as of February 9, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant's 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Risk Factors Summary

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Annual Report on Form 10-K that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to our Business, Industry and Operations

•	The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.
•	We expect our operating results to fluctuate on a quarterly and annual basis.
•	We obtain several key components from limited or sole sources.
•	If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.
•	We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs.
•	Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses.
•	If we fail to continue to introduce or acquire new products and services that achieve broad market acceptance on a timely basis, we will not be able to compete effectively.
•	We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced net revenue.
•

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

•	If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

•

Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

•	We depend on large, recurring purchases from certain significant customers, and a loss, cancellation or delay in purchases by these customers could negatively affect our revenue.
•	If we fail to overcome the challenges associated with managing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.
•	The average selling prices of our products typically decrease rapidly over the sales cycle of the product, which may negatively affect our net revenue and gross margins.
•	Our sales and operations in international markets expose us to operational, financial and regulatory risks.
•	As part of growing our business, we have made and expect to continue to make acquisitions.
•	We invest in companies, but may not realize a return on our investments.
•	Expansion of our operations and infrastructure may strain our operations and increase our operating expenses.

Risks Related to Our Products, Technology and Intellectual Property

•

Product security vulnerabilities, system security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

•

We have been and will be investing increased additional in-house resources on software research and development, which could disrupt our ongoing business and present distinct risks from our historically hardware-centric business.

•

We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

•

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

•	If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

Financial, Legal, Regulatory and Tax Compliance Risks

•	We are exposed to adverse currency exchange rate fluctuations.
•	Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.
•	We could incur significant liability if the distribution of Arlo shares to our stockholders (the “Distribution”) is determined to be a taxable transaction.
•

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

•	We are currently involved in numerous litigation matters and may in the future become involved in additional litigation.
•	We are subject to, and must remain in compliance with, numerous laws and governmental regulations.
•	We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.
•	If our goodwill and intangible assets become impaired we may be required to record a significant charge to earnings.

General Risk Factors

•	Global economic conditions could materially adversely affect our revenue and results of operations.
•	If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.
•	Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.

•

We are required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation, including restatements of our issued financial statements, could impact investor confidence in the reliability of our internal controls over financial reporting.

•	Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements in MD&A. However, other factors not discussed below or elsewhere in this Annual Report on Form 10-K could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Annual Report on Form 10-K or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

Item 1.	Business

General

We are a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices and value added services, offering consumers cyber security, parental controls, extended warranty and support for their home networks and products. The SMB segment is focused on home based, small and medium-sized businesses consisting of business networking, wireless LAN, storage, security solutions and valued added services, such as remote Cloud management and support bringing enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic territories: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

Our website address is www.netgear.com.

In the years ended December 31, 2020, 2019, and 2018, we generated net revenue of $1.26 billion, $998.8 million, and $1.06 billion, respectively.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners, lowering finished good receipts by approximately 30% compared to planned receipts in the first quarter of 2020. At the same time, we saw a significant increase in airfreight rates to transport supply as a result of reduced capacity by carriers. Starting in March 2020, the spread of the pandemic to the U.S. and mainland Europe resulted in a surge in demand for Connected Home products as consumers responded to work from home and shelter-in-place measures. This surge in demand continued throughout 2020 and contributed to Connected Home net revenue growth of 41.6%, compared to the prior year. By contrast, demand for SMB products began to weaken as businesses faced closures and reacted to the uncertainty caused by the pandemic. Demand for SMB products continued to remain challenged until the third fiscal quarter of 2020, resulting in an overall decrease of 13.8% in SMB net revenue, compared to the prior year.

        Commencing early in the first quarter of 2020, we enabled our crisis management team and put in place travel restrictions initially to/from Mainland China and Hong Kong, and subsequently restricted all international travel, while limiting domestic travel to essential travel in order to protect the health and well-being of our workforce and prevent the spread of the virus. In the middle of March 2020, the majority of our offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home. In addition, as part of our community outreach efforts, we donated a significant number of mobile hotspots to school districts in the U.S. for student use. The majority of our customers have continued to operate throughout the pandemic, adapting their operating models to the changing conditions with significant disruptions heretofore limited to the value-added resellers ("VARs") channel, through which we fulfill a significant portion of SMB demand.

Markets

Our mission is to be the innovative leader in connecting the world to the internet. Our goal includes being the provider of industry-leading networking and smart connected products for consumers, businesses, and service providers. There are a number of factors that are driving today's demand for products within these markets. The ever-growing number of internet connected devices, such as smart phones, Smart TV’s laptops, tablets and the advent of Smart Home and Internet-of-Things devices has increased the need for more robust networking solutions.  Application use cases relying on internet connectivity that demand high performance, dependable and secure WiFi continue to increase driven by shifts in consumer behavior and technological advancements, including the shift to content and video streaming, online gaming, work from home, fitness from home and schooling from home. Increasing incidences of cyber security threats and attacks continue to increase the need for devices connected to the network to be free from vulnerability, leading to an increase in the demand for our cyber security services. The internet has enabled information and resource sharing via both local area networks, and more broadly via the internet. To take advantage of complex applications, advanced communication capabilities and rich multimedia content, internet connections are being upgraded by deploying high-speed broadband access technologies. As a result, the need and desire for more convenience, speed, coverage range, security and reliability of an in-home Wi-Fi network as well as mobile cellular networks has become a greater priority among households as well as businesses.

Consumers, small businesses and service providers demand a complete set of wired and wireless networking as well as broadband products that are tailored to their specific needs and budgets, while incorporating the latest networking technologies. Although end users desire the continual introduction of new advanced technologies, they often lack technical knowledge and resources. Therefore, 'plug-and-play', easy-to-install and seamless App experience is the expected norm. We have also observed that this audience prefers the convenience of obtaining a networking solution from a single company and we have seen that they tend to be loyal purchasers of a brand with which they have had a good experience. Purchasing decisions in these markets are driven by the affordability and reliability of the products and services. To provide reliable, easy-to-use products and services at an attractive price, we believe a successful supplier must have a company-wide focus on the unique requirements of these markets, operational discipline and a cost-efficient infrastructure with processes that allow for efficient product development, manufacturing and distribution.

Sales Channels

We sell our products through multiple sales channels worldwide, including wholesale distributors, traditional and online retailers, direct market resellers ("DMRs"), VARs, broadband service providers and online at www.netgear.com.

Wholesale Distribution. Our distribution channel supplies our products to retailers, e-commerce resellers, DMRs, VARs and broadband service providers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc., D&H Distributing Company and Tech Data Corporation.

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. However, increasingly we are seeing products designed for small and medium-sized businesses move through these channels. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers, increasingly leveraging their online presence in addition to their in-store space, and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, on-line promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Best Buy Co., Inc., Amazon.com, Inc., Costco Wholesale, and their affiliates.

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

The largest portion of our net revenues was derived in the Americas in the year ended December 31, 2020. Americas sales as a percentage of net revenue was 71.5% in the year ended December 31, 2020, up from 65.4% in the year ended December 31, 2019. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K.

For information regarding our significant customers, refer to Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Product Offerings

Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of proven technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks as well as devices that provide a special function and attach to the network, such as digital canvasses and smart mesh WiFi speakers. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold. We sell a range of value added services with these hardware offerings, which deliver more features and enhance the experience with our products.

Smart Home / Connected Home / Broadband access. Products that create and extend wired and wireless networks in homes and small businesses to connect devices to the internet, enable connection to broadband networks and a suite of value added services enhancing such networks. These products are sold primarily via traditional retailers, increasingly leveraging their online presence, in addition to their brick and mortar stores, e-commerce, and service provider channels and include:

•	WiFi routers and home WiFi Systems, which create a local area network (LAN) for home or office computer, mobile and Smart Devices to connect and share a broadband Internet connection;
•

Broadband modems, which are devices that convert the broadband signals into Ethernet data that feeds Internet into homes and offices. We provide modems that connect to DOCSIS 3.x, xDSL, and 4G/5G mobile;

•	WiFi Gateways, which are WiFi routers with an integrated broadband modem, for broadband Internet access;

•	WiFi Hotspots, which create mobile WiFi Internet access that utilizes 4G/5G mobile and 5G data networks for use on the go, and at home in place of traditional wired broadband, Internet access;
•	WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots;
•	Powerline adapters and bridges, which extend wired and WiFi Internet connections to any AC outlet using existing electrical wiring;
•	WiFi network adapters, which enable computing devices to be connected to the network via WiFi;
•	Digital Canvasses, which enable users to display digital art and photos; and
•	Value added service offerings such as cyber security, technical support, and parental controls for consumers.

Small and Medium business solutions. These products are sold into the small and medium business marketplace through an extensive network of DMRs and VARs, and increasingly through brick and mortar retail and e-commerce channels and include:

•	Ethernet switches, which are multiple port devices used to network computing devices and peripherals via Ethernet wiring;
•

Cloud managed or standalone access points and WiFi systems, which are devices used to manage and control WiFi on a campus, a facility, or an office providing WiFi connections to smart phones, tablets, laptops and other computing devices; and

•

Internet security appliances and NETGEAR Insight services, all of which provide a suite of networking solutions to small enterprises, education, hospitality and health markets through easy-to-use interfaces, providing capabilities such as firewalls and Virtual Private Networks (VPNs) and the ability for small businesses to deploy, monitor, manage and secure their networks easily and seamlessly.

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a business user. For example, we offer data transfer rates up to ten gigabits per second for our business products to meet the higher capacity requirements of business users. Our newest business Power over Ethernet (“PoE”)++ switches, including cloud managed and unmanaged PoE switches, provide elevated power budgets and uninterrupted PoE++ power for businesses of all sizes to address the growing need for deployment of multiple PoE devices with more power, due to the widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other new applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. The COVID-19 pandemic has seen a shift in the demand and use cases for SMB products as more small businesses are now running out of homes. Products like our Orbi Pro with VLAN management, and our access points coupled with plug and play PoE VLAN switches are simple and cost effective solutions that enable network segregation in homes between business and personal use. This shift has contributed to growing the market for lower port count switches and our SMB wireless offerings. In addition, we continue to see a shift from traditional AV applications utilizing HDMI technology to ethernet switching driven by a transition from the 1080p to 4K to 8K video, and broadcast moving towards multicast streaming. We continue to develop and pursue avenues like health, personal fitness and sports industries for deployment of our next generation AV systems that transport audio and video signals over Ethernet.

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

Our vision for the business network is to increase the effectiveness, efficiency and supportability of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SAP SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on demand computing power supplied by third-party data centers. Also, increasingly more enterprises are enabling the BYOD (bring your own device) environment allowing smart phones, tablets, and netbooks to be the business computing devices of choice. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our PoE(+) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand we are introducing next generation technology, such as: PoE switches, Multi-gigabit Ethernet switches, Wi-Fi mesh systems, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, and security appliances. In addition, our Insight line of cloud-connected networking devices can be managed remotely and securely via mobile Apps or Browser interfaces, providing continuous monitoring and instantaneous fault notification.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•	within the consumer markets, companies such as ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Nest (owned by Google), Samsung, Synology, and TP Link;
•

within the business markets, companies such as Allied Telesys, Barracuda, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, SonicWall, Synology, TP Link, Ubiquiti, and WatchGuard; and

•

within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses, while Google and Amazon compete in the consumer Wi-Fi product market, and both have substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors compete in a more limited manner. For example, Dell sells networking products primarily targeted at larger businesses or enterprises while Google and Amazon primarily only sell WiFi mesh systems. The competitive environment in which we operate changes rapidly due to technological reasons and other factors outside of our control, such as new entrants to the market and the ability of market participants to adapt to changing environments, such as impact from the COVID-19 pandemic. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

To remain competitive, we must invest significant resources in developing new products and service offerings, and enhancing usability of our current products, while continuing to expand our sales channels and maintaining customer satisfaction worldwide.

Research and Development

Our success depends on our ability to develop products that meet changing user needs and to anticipate and proactively respond to evolving technology in a timely and cost-effective manner. Accordingly, we have made investments in our research and development department in order to effectively evaluate existing and new third-party technologies, develop existing and new in-house technologies, and develop and test new products and services. Our research and development employees work closely with our technology and manufacturing partners to bring high quality new products and services to market in a timely and cost-efficient manner.

We identify, qualify or self-develop new technologies to develop products using one or both of the methodologies described below.

ODM. Under the ODM methodology, we define the product concept and specifications and recommend the  technology selection. We then coordinate with our technology suppliers as they develop the product, meeting our specifications, while our internal software engineering team typically works with our service partners to develop the software services that run on these devices. On certain new products, one or more subsystems of the design can be done in-house and then integrated with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production.

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

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as Hon Hai Precision or Foxconn Corporation), Delta Electronics Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. In the fourth quarter of 2019, we commenced manufacturing in Haiphong, Vietnam at a new facility owned by Shenzhen Gongjin Electronics Co., Ltd. (more commonly known as T&W), which is headquartered in China. Beginning in September 2018 and upon the introduction of Section 301 tariffs by the US government on a significant number of US bound products manufactured in China, we migrated manufacturing locations away from mainland China with manufacturing relating to US bound products now occurring in Vietnam, Thailand, Indonesia and Taiwan. We distribute our manufacturing among a limited number of key suppliers and seek to avoid excessive concentration with any one single supplier. Currently, however, we have a concentration among two of our major suppliers in South East Asia that we expect will continue through fiscal 2021. Any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. If our manufacturing or warehousing facilities are disrupted or destroyed, we would not have readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, we have established our own product quality organization, based in Singapore and mainland China. The organization is responsible for auditing and inspecting process and product quality on the premises of our ODMs.

We obtain several key components from limited or sole sources. These include many of the semiconductors used in our products, which are designed specifically for the products and obtained from sole source suppliers on a purchase order basis like switching fabric semiconductors used in our Ethernet switches and internet gateway products; wireless local area network chipsets used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. We also have limited sources for components including connector jacks, plastic casings and physical layer transceivers. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements or component lead times deviate from expectations, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased costs to procure supply. For instance, since the onset of the COVID-19 pandemic, we experienced supply shortages for semiconductor components, particularly WiFi 6 chipsets due to high demand, resulting in elongated manufacturing timelines.

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Singapore, serves the Asia Pacific region, DSV Solutions B.V. Netherlands serves the EMEA region, and Brightstar Logistics Pty Ltd. in Melbourne, VIC, Australia serves Australia and New Zealand.

Sales and Marketing

We work directly with our customers on market development activities, such as co-advertising, online promotions and video demonstrations, live and virtual event sponsorships and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our channel marketing, product marketing and corporate marketing groups.

Our channel marketing team focuses on working with the sales teams to maximize our participation in channel partner marketing activities and merchandise our products both online and in store.

Our product marketing group focuses on product and service strategy, product and service development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product development activities, product launches, and ongoing demand and supply planning occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM and sales channel partners.

Our corporate marketing group is responsible for defining and building our corporate brand, supporting the business units with creative marketing strategies and driving traffic to our online and in-app platforms. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for driving awareness and demand for NETGEAR products through paid, earned and owned channels to reach and acquire new customers. Marketing tactics include driving the social media and online marketing strategy, public relations, install base marketing programs, community engagement programs, sponsorships and events, and corporate websites worldwide, as well as creative production for all product categories.

We conduct most of our international sales and marketing operations through wholly-owned subsidiaries, which operate via sales and marketing subsidiaries and branch offices worldwide.

Customer Support

We design our products with ease-of-use top of mind. We respond globally to customer inquiries through a variety of channels including phone, chat, community, social media, and email. Customers can also get self-help service through the comprehensive knowledgebase and the user forums on our website. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted, out-sourced resources. Our permanent employees design our technical support model and process and are responsible for training and managing our outsourced sub-contractors. They also handle escalations from the outsourced resources. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 253 issued United States patents that expire between years 2021 and 2037 and 39 foreign patents that expire between 2021 and 2035. In addition, we currently have approximately 38 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, NETGEAR Armor, NETGEAR Insight, NPG, NPG logo, Everybody’s Connecting, AirCard, AirCard Enabled, Around Town, Orbi, Genie, Genie+, the Genie logo, ReadyShare, ProSafe, ReadyNAS, ReadyData, ReadyCloud, ReadyStore, Centria, Nighthawk, Nighthawk x6, Zing Mobile Hotspot, Ufast, NETGEAR Insight, NETGEAR UP, FASTLANE3, Meural, Trueart, Digital Canvas, Watcher, and X-RAID.

We have registered a number of internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand from consumer markets primarily relating to the beginning of the school year and the holiday season. This pronounced seasonality has been previously offset by irregular and significant purchases from customers in other markets, such as the service provider market. As the proportion of our revenue derived from consumer focused products grows relative to our overall business, the impact of the seasonally high third and fourth fiscal quarters shall become more pronounced than experienced in prior years. However, we anticipate the impact of seasonality in 2021 to be less pronounced as we strive to secure additional inventory in the first half of 2021 to meet demand while rebuilding our channel partners’ inventory levels, such levels having been depleted since onset of the COVID-19 pandemic.

Governmental Regulations

         Environmental Laws

Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes for all locations in which we operate. Since we operate on a global basis, this is a complex process that requires continual monitoring of regulations and compliance effort to ensure that we and our suppliers are in compliance with all existing regulations.

Other Regulations

As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the “GDPR”), and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future. For further discussion of how government regulations may affect our business, see the related discussion in “Risk Factors – Financial, Legal, Regulatory and Tax Compliance Risks”.

Employees

As of December 31, 2020, we had 818 full-time employees, with 261 in sales, marketing and technical support, 311 in research and development, 104 in operations, and 142 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees, no personnel are represented under collective bargaining agreements, and we consider our relations with our employees to be good.

Culture

        Our mission to connect the world using innovative networking products cannot be achieved without employing imaginative, talented and committed individuals from around the world. We strive to foster a diverse and inclusive environment that both attracts and retains team members who align with our core values of:

•	Achievement
•	Simplicity
•	People
•	Innovation
•	Results
•	Ethics

        We strive to create a respectful work environment characterized by mutual trust and the absence of intimidation, oppression, discrimination and exploitation, and we believe that nurturing this type of environment allows for the opportunity to turn creative ideas into innovative products.

Recruitment and Retention

We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices. We conduct employee engagement surveys every two years and on an ad hoc basis in order to assess ways in which we can improve employee satisfaction, and then incorporate feedback from these surveys into our culture and operations.

To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional recognition. We utilize both instructor-led training and online learning to provide training courses to ensure the professional development of our employees.

We are committed to providing comprehensive benefits options and it is our intention to offer benefits that will allow our employees and their families to live healthier and more secure lives. Some examples of our wide ranging benefits offered are: Health insurance (Medical, dental insurance and vision), life and disability insurance, health savings accounts, flexible spending accounts, identity theft insurance and pet insurance, employer match of employee 401(k) contributions, stock awards and an employee stock purchase plan.

Diversity and Inclusion

        We believe that our employee population should be reflective of the communities where we live and serve, and we are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. A diverse environment representing a broad spectrum of backgrounds and cultures and where everyone feels like they belong fosters innovative ideas and best-in-class products. We are executing on a number of employment-related strategies, including recruitment, onboarding, compensation, training, performance management and professional development, that foster inclusion and equity.

We demonstrate diversity, equity, and inclusion at the highest levels of our company. Fifty percent of our independent directors are female, and fifty-five percent of our executive management team self-identify as diverse, in terms of race, ethnicity or gender.

Business ethics

We are dedicated to imbuing our employees with the highest commitment to integrity and business ethics possible. Ethics are deeply embedded in our values and business processes. We regularly convey our commitment to ethics and integrity in employee communications, in our everyday actions and in processes and controls. We conduct presentations on our commitment to integrity and business ethics at all new hire training sessions and at each quarterly all hands meeting. We also maintain an ethics-related hotline, through which individuals can anonymously raise concerns they have about business behavior they do not feel comfortable discussing personally with managers or human resources personnel.

Community Involvement

         We believe in giving back to communities where we live and work. We encourage our employees to participate in community service activities and provide time off for them to do so. In addition, we donate both time and resources to non-profit organizations around the world.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 9, 2021.

Name	Age	Position
Patrick C.S. Lo	64	Chairman and Chief Executive Officer
Bryan D. Murray	46	Chief Financial Officer
Michael F. Falcon	64	Chief Operations Officer
Heidi B. Cormack	46	Senior Vice President, Global Marketing
David J. Henry	48	Senior Vice President, Connected Home Products and Services
Andrew W. Kim	50	Senior Vice President of Corporate Development, General Counsel and Corporate Secretary
Vikram Mehta	55	Senior Vice President, SMB Products and Services
Mark G. Merrill	66	Chief Technology Officer
Tamesa T. Rogers	47	Senior Vice President, Human Resources
Martin D. Westhead	50	Chief Technology Officer, Software
Michael A. Werdann	52	Senior Vice President of Worldwide Sales

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

Risks Related to our Business, Industry and Operations

The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus (COVID-19) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport, port closures or congestion, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. We have already observed a significant increase in the cost of air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced an increase in costs for ocean freight and shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis. In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we have seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. In particular, as vaccines become widely available and consumers return to work or school and the impact of the COVID-19 pandemic subsides, we believe this increase in demand may begin to taper. If this tapering of demand occurs at a more rapid pace than we are forecasting, our revenue, profitability and other financial results could be adversely affected. This unanticipated increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, significantly constrains our ability to meet the increased consumer demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically from as low as 12 weeks to up to 50 weeks currently. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. During the second and third fiscal quarters of 2020, we experienced a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold. If we were to experience weakened demand in either our Connected Home or SMB business segments, our revenue, profitability and other financial results would be materially adversely impacted.

The pandemic has significantly increased economic and demand uncertainty and also has led to increased disruption and volatility in capital markets and credit markets. The current severe economic slowdown resulting from the pandemic has already started to lead to a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession include the risk that demand for our products will be significantly harmed over time, if consumers choose to delay product upgrades or various projects in order to conserve funds. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning.

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

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. For example, our main distribution partner in Southern California has had several incidents of workers at its facility testing positive for COVID-19, forcing the facility to close temporarily. Along the same lines, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic.  The impact of COVID-19 can also exacerbate other risks discussed below, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	the duration and impact of the COVID-19 pandemic, particularly on our supply chain, our channel partners and our end market sales;
•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;
•	component supply constraints, including specialized WiFi 6 chipsets, or sudden, unforeseen price increases from our vendors;

•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•	unanticipated increases in costs, including air freight, associated with shipping and delivery of our products;
•	delay or failure to fulfill orders for our products on a timely basis;
•	our inability to accurately forecast product demand, resulting in increased inventory exposure;
•	the inability to maintain stable operations by our suppliers, distribution centers and other parties with which we have commercial relationships;
•	changes in the pricing policies of or the introduction of new products by us or our competitors;
•	shift in overall product mix sales from higher to lower gross margin products, or from one business segment to another, that would adversely impact our gross margins;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;
•

discovery or exploitation of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability, including potential breach of our customers' data privacy or disruption of the continuous operation of our cloud infrastructure and our products;

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;
•	slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets;
•	delays in the introduction of new products by us or market acceptance of these products;
•	increases in expenses related to the development, introduction and marketing of new products that adversely impact our margins;
•	changes in U.S. and international trade policy that adversely affect customs, tax or duty rates;
•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;
•	unanticipated increases in expenses related to periodic restructuring measures undertaken to achieve profitability and other business goals, including the reallocation or relocation of resources;
•	unfavorable level of inventory and turns;
•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;
•	delay or failure of our service provider customers to purchase at their historic volumes or at the volumes that they or we forecast;

•	litigation involving alleged patent infringement, consumer class actions, securities class actions or other claims that could negatively impact our reputation, brand, business and financial condition;
•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;
•	disruptions or delays related to our financial and enterprise resource planning systems;
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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to increased demand for our Connected Home products. Shortages of key components used to manufacture these products and longer lead times in ordering additional components have, in some cases, such as specialized WiFi 6 chipsets, limited our ability to manufacture products in the volumes needed to fully meet this demand. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply.  This could adversely affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand and purchase orders, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as wireless local area network chipsets, switching fabric chips, physical layer transceivers, connector jacks and metal and plastic enclosures. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. The cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur, which could be material. In fiscal 2020, we experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. We have responded by extending our ordering horizon to as long as 15 months. As a result, our exposure to the foregoing risks is greater and our potential liability for losses is greater relative to our more typical ordering horizon of up to 6 months.

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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and an increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like Covid-19 and congestion resulting from higher shipping volumes. Labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us.   For example, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has been particularly acute in Southern California, where this distribution center is located. This has led to port congestion, temporary closures of the distribution center due to COVID-19 outbreaks, and difficulty in procuring ground transportation. If significant disruptions along these lines were to take place within the last few weeks of the quarter, this could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Nest (owned by Google), Samsung, Synology and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, QNAP Systems, SonicWall, Synology, TP-Link, Ubiquiti, and WatchGuard. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, in the recent past certain network security companies such as Symantec have introduced security routers for the home consumer market to compete with us and we believe that other network security companies may also seek to do the same. Price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope and Eero by Amazon. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic has accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits.

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

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. In addition, unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the unexpected need of many of our retail customers to close their physical locations due to the pandemic forced them to rapidly shift to online methods of selling products, and Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. This shift may have a longer-term impact on the inventory levels these customers choose to carry. Also during the pandemic, some channel partners have prioritized the sale and delivery of other categories of products ahead of ours. Further, we believe the COVID-19 pandemic has led to an acceleration of the shift to a greater percentage of products being bought and sold online.  If we are unable to adjust to this shift, this may lead to lower market share and lower revenues for us, and our net revenue and operating results could be harmed.

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins.

Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

The U.S. government altered its approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, the U.S. government has been engaged in extended trade negotiations with China, which has resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States. We have worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. These efforts are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

If we were to lose a service provider customer for any reason, we may experience a material and immediate reduction in forecasted revenue that may cause us to be below our net revenue and operating margin expectations for a particular period of time and therefore adversely affect our stock price. For example, many of our competitors in the service provider space aggressively price their products in order to gain market share. We may not be able to match the lower prices offered by our competitors, and we may choose to forgo lower-margin business opportunities. Many of the service provider customers will seek to purchase from the lowest cost provider, notwithstanding that our products may be higher quality or that our products were previously validated for use on their proprietary network. Accordingly, we may lose customers who have lower, more aggressive pricing, and our revenues may be reduced. In addition, service providers may choose to prioritize the implementation of other technologies or the roll out of other services than home networking. Weakness in orders from this industry could have a material adverse effect on our business, operating results, and financial condition. We have seen slowdowns in capital expenditures by certain of our service provider customers in the past and believe there may be potential for similar slowdowns in the future. Any slowdown in the general economy, over supply, consolidation among service providers, regulatory developments and constraint on capital expenditures could result in reduced demand from service providers and therefore adversely affect our sales to them. If we do not successfully overcome these challenges, we will not be able to profitably manage our service provider sales channel and our financial results will be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 31% of overall net revenue in fiscal 2020 and approximately 36% of overall net revenue in fiscal 2019. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;
•	political and economic instability, international terrorism and anti-American sentiment, particularly in emerging markets;
•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;
•	preference for locally branded products, and laws and business practices favoring local competition;
•

changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher U.S. tariffs on certain imported products implemented by the U.S.);

•	consequences of, and uncertainty related to, the "BREXIT" deal by the United Kingdom and the current transition, which could lead to additional expense and complexity in doing business there;
•	increased difficulty in managing inventory;

•	delayed revenue recognition;
•	less effective protection of intellectual property;
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

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on investments. For example, during fiscal year 2020, we have recognized impairment charges of $6.2 million brought about by triggering events impacting the valuation of a number of our privately held long-term investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Risks Related to Our Products, Technology and Intellectual Property

Product security vulnerabilities, system security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. We devote considerable time and resources to uncovering and remedying these vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated. Despite our efforts and processes to prevent breaches, our devices are potentially vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, authentication and session management, and stack-based buffer overflow, and other sophisticated attacks or exploits. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. This particular kind of attack is very sophisticated, relatively new, and hard to defend against. We may not be able to discover these vulnerabilities, and we may not be able to remedy these vulnerabilities in a timely manner, or at all, which may impact our brand and reputation and harm our business. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. If successful, these attacks could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition. Further, under certain circumstances, we may need to prioritize fixing these vulnerabilities over new product development, which may impact our revenues and adversely affect our business.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union's General Data Protection Regulation ("GDPR"), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Data Protection Authorities in Europe have begun to aggressively enforce the GDPR and have issued heavy fines for non-compliance against a broad range of companies. The State of California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. On November 3, 2020, California passed the California Privacy Rights Act (CPRA), which will become effective on January 1. 2023. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CPRA amends and augments the CCPA by expanding the rights of individuals and the obligations of businesses that handle personal data.  California’s privacy framework exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. The CCPA and CPRA will likely increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and other states are beginning to pass similar laws.

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

We may spend a proportionately greater amount on software research and development in the future. If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our software solutions, services, applications, pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product decisions, we may lose market share in certain areas, which could adversely affect our revenue, profitability and prospects.

Software research and development is complex. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our output from these investments will successfully result in meaningful customer demand for our products and services. We must accurately forecast mixes of software solutions and configurations that meet customer requirements, and we may not succeed at doing so within a given product's life cycle or at all. Any delay in the development, production or marketing of a new software solution could result in us not being among the first to market, which could further harm our competitive position. In addition, our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues and defects. We may be unable to determine the cause, find an appropriate solution or offer a temporary fix to address defects. Finding solutions to quality issues or defects can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty with our software solutions or are dissatisfied with our services, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers' expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

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

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our subscription service offerings related to network security and smart parental controls. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, operating results and financial condition could be materially adversely affected.

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

Financial, Legal, Regulatory and Tax Compliance Risks

We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position and cash flows. Although a portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries and customers both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe, Japan and Australia as well as our global operations, and non-U.S. dollar denominated operating expenses and certain assets and liabilities. In addition, weaknesses in foreign currencies for U.S. dollar denominated sales could adversely affect demand for our products. Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency denominated costs. As a result, we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

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

          We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. For example, the new presidential administration may attempt to raise tax rates for U.S. corporations. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

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

We could incur significant liability if the distribution of Arlo shares to our stockholders is determined to be a taxable transaction.

On February 6, 2018, we announced that our Board of Directors had unanimously approved the pursuit of a separation of our smart camera business “Arlo” from NETGEAR (the “Separation”), to be effected by way of initial public offering (“IPO”) and spin-off. On August 7, 2018, Arlo Technologies, Inc. (“Arlo”) completed its IPO, after which we held 62,500,000 shares of Arlo common stock, representing approximately 84.2% of the outstanding shares of Arlo common stock. On December 31, 2018, we completed the distribution of these 62,500,000 shares to our stockholders (the “Distribution”).

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

Furthermore, our activities are subject to U.S. economic sanctions laws and regulations that prohibit the shipment of certain products and services without the required export authorizations, including to countries, governments and persons targeted by U.S. embargoes or sanctions. Additionally, the current U.S. administration has been critical of existing trade agreements and may impose more stringent export and import controls. Obtaining the necessary export license or other authorization for a particular sale may be time consuming and may result in delay or loss of sales opportunities even if the export license ultimately is granted. While we take precautions to prevent our solutions from being exported in violation of these laws, including using authorizations or exceptions for our encryption products and implementing IP address blocking and screenings against U.S. government and international lists of restricted and prohibited persons and countries, we have not been able to guarantee, and cannot guarantee that the precautions we take will prevent all violations of export control and sanctions laws, including if purchasers of our products bring our products and services into sanctioned countries without our knowledge. Violations of U.S. sanctions or export control laws can result in significant fines or penalties and incarceration could be imposed on employees and managers for criminal violations of these laws.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. Recently, a third-party non-practicing entity initiated litigation against us in the United States International Trade Commission, which carries with it the threat of an injunction on the importation of our products into the United States, as well as a significant increase in time and resources to defend against. In addition, several third-party non-practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us.  For example, thus far we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo's initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 10. Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

One area which has a large number of regulations is environmental compliance. Management of environmental pollution and climate change has produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and the number of countries participating, particularly with the election of a new presidential administration which has declared climate change a priority. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recover and recycling of our products. While future changes in regulations are certain, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

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

If our goodwill and intangible assets become impaired, we may be required to record a significant charge to earnings.

Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill and intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill and intangible assets be determined resulting in an adverse impact on our results of operations.

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

General Risk Factors

Global economic conditions could materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers' financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. As also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the COVID-19 pandemic has significantly increased economic and demand uncertainty. The current severe economic slowdown resulting from the pandemic has already started to lead to a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions.

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

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current geopolitical challenges in China, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, China, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. For example, during the second half of 2019, our APAC sales were dampened by a sudden economic downturn in the China/Hong Kong region due to the escalating trade war, Yuan depreciation and the unstable sociopolitical situation in Hong Kong. These same factors have also negatively impacted financial institutions on which we rely, which could further disrupt our business in the region or limit our ability to access certain assets. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the consequences of the recent "BREXIT" process by the United Kingdom and the current transition have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom's "BREXIT" deal lead to additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us. There could also be a number of other follow-on effects from these economic developments on our business, including the inability of customers to obtain credit to finance purchases of our products; customer insolvencies; decreased customer confidence to make purchasing decisions; decreased customer demand; and decreased customer ability to pay their trade obligations.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Southern California and California as a whole have also recently experienced one of the highest COVID-19 case rates in the world. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Arizona. While our critical information technology systems are located at colocation facilities in a different geographic region in the United States, our headquarters and warehouses remain susceptible to seismic activity so long as they are located in California. In addition, the majority of our manufacturing occurs in Southeast Asia and mainland China, where disruptions from natural disasters, health epidemics and political, social and economic instability may affect the region. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

In addition, war, terrorism, geopolitical uncertainties, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China enacted by the previous U.S. administration), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control, including the COVID-19 pandemic discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers' abilities to manufacture our products.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal administrative, sales, marketing and research and development facilities currently occupy approximately 142,700 square feet in an office complex in San Jose, California, under a lease that expires in September 2025.

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, China, Denmark, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, New Zealand, Poland, Singapore, Spain, Sweden, Switzerland, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Singapore, Suzhou (China), Guangzhou (China),

Tangxia (China) and Taipei (Taiwan). We maintain research and development facilities in Nanjing (China), Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us in facilities located in Southern California, Netherlands, Singapore and Australia.

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

Holders of Common Stock

On February 10, 2021, there were 48 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2020 - October 25, 2020	2,585	$30.82	—	2,679,493
October 26, 2020 - November 22, 2020	47,085	$29.98	43,191	2,636,302
November 23, 2020 - December 31, 2020	3,829	$36.60	—	2,636,302
Total	53,499	$30.49	43,191

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. On July 19, 2019, our Board of Directors approved an increase in the number of shares of common stock authorized for repurchase under our stock repurchase program of up to an incremental 4.5 million shares. During the three months ended December 31, 2020, we repurchased and retired, reported based on trade date, approximately 43,000 shares of common stock at a cost of approximately $1.3 million under our common stock repurchase program authorized by the Board of Directors.

(2)

During the three months ended December 31, 2020, we repurchased and retired, as reported on trade date, approximately 10,000 shares of common stock at a cost of approximately $0.3 million to facilitate tax withholding for Restricted Stock Units.

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

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

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

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
Dollars
31-Dec-15
31-Dec-16
31-Dec-17
31-Dec-18
31-Dec-19
31-Dec-20
NETGEAR, Inc.
NASDAQ Computer Index
NASDAQ Composite Index

Item 6.	Selected Financial Data

Upon the Distribution of Arlo on December 31, 2018, Arlo’s historical financial results for periods prior to its Distribution were reflected in our consolidated financial statements as discontinued operations for all periods presented below. The following selected consolidated financial data are qualified in their entirety, and should be read in conjunction with the consolidated financial statements and related notes thereto, and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this Annual Report on Form 10-K.

We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the selected consolidated balance sheets data as of December 31, 2020 and 2019 from our audited consolidated financial statements in Item 8 of Part II of this Annual Report on Form 10-K. We derived the selected consolidated statement of operations data for the years ended December 31, 2017 and 2016 and the selected consolidated balance sheets data as of December 31, 2018 and 2017 from our audited consolidated financial statements, and the selected consolidated balance sheets data as of December 31, 2016 from our unaudited consolidated financial statements, all of which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Operations Data:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Net revenue	$1,255,202	$998,763	$1,058,816	$1,039,169	$1,143,445
Cost of revenue (2)	883,050	704,535	717,118	731,453	769,543
Gross profit	372,152	294,228	341,698	307,716	373,902
Operating expenses:
Research and development (2)	88,788	77,982	82,416	71,893	70,904
Sales and marketing (2)	147,854	138,150	152,569	138,679	139,591
General and administrative (2)	61,148	49,432	64,857	54,346	53,996
Other operating expenses (income), net	(1,182)	2,476	3,142	245	3,914
Total operating expenses	296,608	268,040	302,984	265,163	268,405
Income from operations	75,544	26,188	38,714	42,553	105,497
Interest income	436	2,539	3,980	2,114	1,164
Other income (expense), net	(5,177)	844	510	1,557	(166)
Income before income taxes	70,803	29,571	43,204	46,224	106,495
Provision for income taxes	12,510	3,780	25,878	57,357	36,183
Net income (loss) from continuing operations	58,293	25,791	17,326	(11,133)	70,312
Net income (loss) from discontinued operations, net of tax	—	—	(35,655)	30,569	5,539
Net income (loss)	58,293	25,791	(18,329)	19,436	75,851
Net loss attributable to non-controlling interest in discontinued operations	—	—	(9,167)	—	—
Net income (loss) attributable to NETGEAR, Inc.	$58,293	$25,791	$(9,162)	$19,436	$75,851

Net income (loss) per share - basic: (1)
Income (loss) from continuing operations	$1.95	$0.83	$0.55	$(0.35)	$2.15
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	—	(0.84)	0.96	0.17
Net income (loss) attributable to NETGEAR, Inc.	$1.95	$0.83	$(0.29)	$0.61	$2.32

Net income (loss) per share - diluted: (1)
Income (loss) from continuing operations	$1.90	$0.81	$0.52	$(0.35)	$2.08
Income (loss) from discontinued operations attributable to NETGEAR, Inc.	—	—	(0.80)	0.96	0.17
Net income (loss) attributable to NETGEAR, Inc.	$1.90	$0.81	$(0.28)	$0.61	$2.25

(1)

Information regarding calculation of per share data is described in Note 7, Net Income (Loss) Per Share, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(2)	Stock-based compensation expense was allocated as follows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cost of revenue	$4,091	$2,843	$2,435	$1,406	$1,473
Research and development	$5,183	$6,532	$4,283	$2,968	$2,726
Sales and marketing	$7,634	$9,069	$8,267	$5,481	$4,934
General and administrative	$13,597	$10,693	$11,476	$9,114	$8,008

Consolidated Balance Sheets Data:

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Cash, cash equivalents and short-term investments	$353,318	$195,707	$274,364	$329,653	$365,728
Working capital - continuing operations	$528,105	$445,718	$473,907	$478,766	$551,228
Working capital - discontinued operations	—	—	—	112,462	54,904
Working capital	$528,105	$445,718	$473,907	$591,228	$606,132
Total assets - continuing operations	$1,106,039	$955,813	$1,043,376	$924,313	$1,009,946
Total assets - discontinued operations	—	—	—	284,251	174,510
Total assets	$1,106,039	$955,813	$1,043,376	$1,208,564	$1,184,456
Total current liabilities - continuing operations	$365,073	$298,391	$383,992	$293,773	$278,640
Total current liabilities - discontinued operations	—	—	—	130,663	78,013
Total current liabilities	$365,073	$298,391	$383,992	$424,436	$356,653
Total non-current liabilities - continuing operations	$51,582	$48,729	$31,832	$40,310	$23,986
Total non-current liabilities - discontinued operations	—	—	—	13,333	6,998
Total non-current liabilities	$51,582	$48,729	$31,832	$53,643	$30,984
Total stockholders' equity	$689,384	$608,693	$627,552	$730,485	$796,819

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and through our online platform at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Walmart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (U.S.), JD.com and Alibaba (China), as well as Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, we believe that the proportion of sales through e-commerce platforms will continue to grow in the foreseeable future.

During the year ended December 31, 2020, our net revenue and income from operations increased by $256.4 million and $49.4 million, respectively, compared to the prior year. The strong increase in net revenue was primarily due to the robust demand for Connected Home products powered by unprecedented bandwidth consumption in the home where people transitioned to conducting the majority of their daily lives as a result of the COVID-19 pandemic. The increase was partially offset by lower net revenue from SMB products resulting from enforced business closures and delays to infrastructure investment by businesses experienced during the second and third fiscal quarters of 2020 as a result of COVID-19 pandemic. The increase in net revenue generated an increase in gross profit of $77.9 million, partially offset by an increase of $28.6 million in operating expenses to support the higher net revenue achievement. Higher variable compensation and freight out incurred to support the higher net revenue contributed to the increase in operating expenses.

On a geographic basis, net revenue increased in Americas and EMEA and decreased in APAC during the year ended December 31, 2020, compared to the prior year. The increases in Americas and EMEA were both mainly attributable to home wireless and mobile products, partially offset by lower net revenue of our switch products. The decrease in APAC net revenue was primarily due to lower net revenue of broadband modem and gateway and switch products, partially offset by higher net revenue of home wireless products.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption in financial markets. The onset of the COVID-19 pandemic initially impacted our supply chain partners, lowering finished good receipts by approximately 30% compared to planned receipts in the first quarter of 2020. At the same time, we saw a significant increase in airfreight rates to transport supply as a result of reduced capacity by carriers. Starting in March 2020, the spread of the pandemic to the U.S. and mainland Europe resulted in a surge in demand for Connected Home products as consumers responded to work from home and shelter-in-place measures. This surge in demand continued throughout 2020 and contributed to Connected Home net revenue growth of 41.6%, compared to the prior year. By contrast, demand for SMB products began to weaken as businesses faced closures and reacted to the uncertainty caused by the pandemic. Demand for SMB products continued to remain challenged until the third fiscal quarter of 2020, resulting in an overall decrease of 13.8% in SMB net revenue, compared to the prior year.

        Commencing early in the first quarter of 2020, we enabled our crisis management team and put in place travel restrictions initially to/from Mainland China and Hong Kong, and subsequently restricted all international travel, while limiting domestic travel to essential travel in order to protect the health and well-being of our workforce and prevent the spread of the virus. In the middle of March 2020, the majority of our offices worldwide had enacted shelter-in-place measures, with employees being mandated to work from home. In addition, as part of our community outreach efforts, we donated a significant number of mobile hotspots to school districts in the U.S. for student use. The majority of our customers have continued to operate throughout the pandemic, adapting their operating models to the changing conditions with significant disruptions heretofore limited to the VAR channel, through which we fulfill a significant portion of SMB demand.

         The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We continue to experience an increase in demand for our Connected Home products as customers seek flexible networking solutions for their day to day needs. We expect the shift to remote working to increase relative to the experience pre-pandemic, thus maintaining the demand for high performance and dependable WiFi networks with a sustained increase in our target addressable market. As a result of the on-going pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, which constrains our ability to capitalize fully on end market demand. We expect supply chain constraints to exist through the first half of 2021. Looking forward, we are targeting mid to high single digit growth in fiscal 2021 for both Connected Home and SMB combined. We anticipate increased demand for Connected Home products from consumer channels, increased demand for SMB products, partially offset by lower net revenue from Connected Home product sales to service provider customers. We will look to continue to execute on our strategy of capitalizing on technological inflection points of WiFi 6, WiFi 6E, 5G and Pro-AV switching to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings to build recurring service revenue streams. While we expect supply chain partners to operate in line with their fourth fiscal quarter performance, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers could have a significant negative impact on our net revenue, gross and operating margin performance.

        The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic, any related disruptions to channel partners and restrictions on travel and transport, all of which are uncertain and cannot be predicted. The impact of the pandemic on our employees, their health and well-being and our ability to continue to instill our company culture and maintain productivity is uncertain and cannot be predicted. With the increase in work from home and distance learning mandates since the commencement of the pandemic, we believe we will continue to see a move to greater participation by companies and employees in remote working and learning increasing the demand for high performance, dependable WiFi networks. Refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for various risks and uncertainties associated with the COVID-19 pandemic.

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

Revenue Recognition

We enter into contracts with customers to sell products and services, and while some sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct and required to be accounted for separately or combined, including allocation of transaction price; (2) developing an estimate of the stand-alone selling price, or SSP, of each distinct performance obligation; (3) combining contracts that may impact the allocation of the transaction price between product and services; and (4) estimating and accounting for variable consideration, including rights of return, rebates, price protection, expected penalties or other price concessions as a reduction of the transaction price.

Judgment is required to determine the SSP for each distinct performance obligation. We consider multiple factors, including, but not limited to, historical discounting trends for products and services, pricing practices in different geographies and through different sales channels, gross margin objectives, internal costs, competitor pricing strategies, and industry technology lifecycles. We typically estimate SSP of services based on observable transactions when the services are sold on a standalone basis and those prices fall within a reasonable range. As our business offerings evolve over time, we may be required to modify our estimated standalone selling prices, and as a result the pattern and timing of our revenue could be affected.

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

We record revenue at the transaction price, net of allowances for customer right of returns, program and sales incentive offerings, price protection, promotions and other credits, which are accounted for as variable consideration. Variable consideration includes future channel warranty returns typically incurred due to buyer’s remorse, stock rotations, price protection and sales channel incentive programs. Future channel warranty returns are recorded as a reduction of revenue in the amount of the expected credit or refund to be provided. At the time we record the reduction to revenue, we include within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. In addition to channel warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. We accrue for goods/services received from customers within operating expenses or cost of revenue as appropriate, if a distinct good or service is received in exchange for payment; otherwise, these expenditures are recorded as a reduction of revenue. Our estimated variable considerations can vary from actual results and we may have to record additional revenue reductions, which could materially impact our financial position and results of operations.

For products sold with third-party services where we obtain control of the products and/or service before transferring it to the customer, we recognize revenue based on the gross amount billed to customers. We recognize revenue on a net basis when we are acting as an agent between the customer and the vendor. Certain judgments are involved in determining when we obtain control, such as determining the responsible party for fulfillment of the services, whether we have inventory risk before the service is transferred or if we have discretion to establish pricing for the third-party services.

Allowances for Warranty Obligations

Within cost of revenue, we record an estimate to reflect our standard warranty obligation to end-users to provide for replacement of a defective product for one or more years. Factors that affect the warranty obligation include product failure rates, material usage, and service delivery costs incurred in correcting product failures. The estimated cost associated with fulfilling the warranty obligation to end-users is recorded in cost of revenue. Because our products are manufactured by third-party manufacturers, in certain cases we have recourse to the third-party manufacturer for replacement or credit for the defective products. We give consideration to amounts recoverable from our third-party manufacturers in determining our warranty liability. Our estimated allowances for product warranties can vary from actual results and we may have to record additional charges to cost of revenue, which could materially impact our financial position and results of operations.

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

We completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2020, or September 28, 2020. We identified the reporting units for the purpose of goodwill impairment testing as Connected Home and SMB and performed a qualitative test for goodwill impairment of the two reporting units as of September 28, 2020. Based upon the results of the qualitative testing, the respective fair values of the two reporting units were substantially in excess of these reporting units’ carrying values. We believed that it was more-likely-than-not that the fair value of each of these reporting units was greater than its respective carrying value and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized for our reporting units in the years ended December 31, 2020, 2019 or 2018.

For Connected Home, and SMB reporting units, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

Long-Lived Assets Excluding Goodwill

Our long-lived assets primarily include goodwill, purchased intangibles with finite lives, operating lease right-of-use (“ROU”) assets, and property and equipment. Purchased intangibles with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from three to nine years. ROU assets represent our right to use an underlying asset for the lease term, which range from one to ten years, and amortized over the respective term. Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 2 to 5 years. Long lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Examples of such events or circumstances include the following: a significant decrease in the market price of the asset, a significant decline in our expected future cash flows, significant changes or planned changes in our use of the assets, a sustained, significant decline in our stock price and market capitalization and a significant adverse change in the business climate. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. If the carrying amount of the asset exceeds its estimated undiscounted future net cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. The carrying value of the asset is reviewed on a regular basis for the existence of facts, both internal and external, that may suggest impairment.

During the year ended December 31, 2020, there were no events or changes in circumstances that indicated the carrying amount of our long-lived assets may not be recoverable from their undiscounted cash flows. Consequently, we did not perform an impairment test. We reviewed the depreciation and amortization policies for the long-lived asset groups and ensured the remaining useful lives are appropriate. We did not record any impairments to our long-lived assets during the years ended December 31, 2020, 2019 and 2018.

We will continue to evaluate the carrying value of our long-lived assets and if we determine in the future that there is a potential impairment, we may be required to record additional charges to earnings which could affect our financial results.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have recorded a valuation allowance against certain federal and California deferred tax assets since the recovery of the assets is uncertain. We believe that all of our other deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of continuing operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2020		2019		2018
	(In thousands, except percentage data)
Net revenue	$1,255,202	100.0%	$998,763	100.0%	$1,058,816	100.0%
Cost of revenue	883,050	70.4%	704,535	70.5%	717,118	67.7%
Gross profit	372,152	29.6%	294,228	29.5%	341,698	32.3%
Operating expenses:
Research and development	88,788	7.1%	77,982	7.8%	82,416	7.8%
Sales and marketing	147,854	11.7%	138,150	14.0%	152,569	14.4%
General and administrative	61,148	4.9%	49,432	4.9%	64,857	6.1%
Other operating expenses, net	(1,182)	(0.1)%	2,476	0.2%	3,142	0.3%
Total operating expenses	296,608	23.6%	268,040	26.9%	302,984	28.6%
Income from operations	75,544	6.0%	26,188	2.6%	38,714	3.7%
Interest income	436	0.0%	2,539	0.3%	3,980	0.4%
Other income (expense), net	(5,177)	(0.4)%	844	0.1%	510	0.0%
Income before income taxes	70,803	5.6%	29,571	3.0%	43,204	4.1%
Provision for income taxes	12,510	1.0%	3,780	0.4%	25,878	2.5%
Net income from continuing operations	$58,293	4.6%	$25,791	2.6%	$17,326	1.6%

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

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Americas	$897,971	37.5%	$653,006	(6.8)%	$700,693
Percentage of net revenue	71.5%		65.4%		66.2%
EMEA	$221,665	10.8%	$200,099	(3.6)%	$207,599
Percentage of net revenue	17.7%		20.0%		19.6%
APAC	$135,566	(6.9)%	$145,658	(3.2)%	$150,524
Percentage of net revenue	10.8%		14.6%		14.2%
Total net revenue	$1,255,202	25.7%	$998,763	(5.7)%	$1,058,816

2020 vs 2019

Net revenue in Americas increased for the year ended December 31, 2020, compared to the prior year, largely due to increased demand for our Connected Home products in response to work and schooling from home mandates resulting from the COVID-19 pandemic. The surge in demand that began in March 2020 continued throughout the fiscal year and resulted in strong growth in both the consumer and service provider channels. The increase was partially offset by lower SMB net revenue as the pandemic negatively impacted demand in the SMB segment, partially due to enforced business closures and delays to infrastructure investment experienced in the second and third fiscal quarters of 2020. Connected Home net revenue in Americas increased by 48.8% for the year ended December 31, 2020, compared to the prior year. We experienced strong consumer demand for our home wireless products, especially WiFi 6 mesh systems, WiFi 6 routers and extenders across all channels, including our own direct platforms on netgear.com. Growth in service provider channels was mainly driven by mobile products as a direct response to the pandemic to support applications such as distance learning and first responders’ activities. SMB net revenue in Americas decreased by 10.9% for the year ended December 31, 2020, compared to the prior year, primarily due to lower net revenue of our switch products.

Net revenue in EMEA increased for the year ended December 31, 2020, compared to the prior year. Connected Home in EMEA net revenue increased by 41.9% mainly driven by higher net revenue in both consumer and service provider channels from mobile and home wireless products in response to work from home and shelter-in-place measures. SMB net revenue in EMEA declined by 15.5% mainly attributable to lower net revenue of switch products. Demand for SMB products in EMEA was weaker than the prior year partly due to enforced business closures and uncertainties created by the pandemic.

Net revenue in APAC decreased for the year ended December 31, 2020, compared to the prior year. The decrease was mainly attributable to lower net revenue from our service provider channels of $19.4 million, which was largely driven by our service provider customers in Australia where we experienced declines in order volume in part due to COVID-19 pandemic induced lockdowns. From a product perspective, the decrease in APAC net revenue was primarily due to lower net revenue of broadband modem and gateway and switch products, partially offset by higher net revenue of home wireless products.

2019 vs 2018

Net revenue in Americas decreased for the year ended December 31, 2019 compared to the prior year. The decline was precipitated by a contraction of the North American WiFi market on a year over year basis and lower net revenue from service provider channels. The lower net revenue was primarily attributable to lower net revenue of our home wireless and mobile products, partially offset by higher net revenue of our broadband modem and gateway products. The contraction in the North American WiFi market in fiscal 2019 impacted demand for home wireless products from customer channels. The mobile product decrease was mainly attributable to net revenue from service provider channels. Net revenue from service provider channels declined by $28.8 million across all products in fiscal 2019, primarily driven by the culmination of a supply agreement with one of our North American partners. Additionally, net revenue was negatively impacted by increased channel promotional activities and sales returns deemed to be a reduction of revenue compared to the prior year. On a segment basis, net revenue from Connected Home and SMB in Americas fell by 8.1% and 1.0% compared to the prior year, respectively.

Net revenue in EMEA decreased for the year ended December 31, 2019 compared to the prior year. Net revenue in EMEA was negatively impacted by $8.3 million due to the strengthening of the U.S. dollar compared to the prior year. The decrease in EMEA was primarily attributable to lower net revenue of our home wireless products, partially offset by increased net revenue of our mobile products. On a segment basis, net revenue from Connected Home and SMB in EMEA fell by 6.5% and 1.0% compared to the prior year, respectively.

APAC net revenue decreased for the year ended December 31, 2019 compared to the prior year. Net revenue in the Greater China region declined in the second half of 2019 impacted by geopolitical challenges. The fall in APAC was primarily attributable to lower net revenue of our broadband modem and gateway and home wireless products, partially offset by higher net revenue of mobile and switch products. On a segment basis, net revenue from Connected Home and SMB in APAC fell by 7.0% and increased by 3.6% compared to the prior year, respectively.

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

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Cost of revenue	$883,050	25.3%	$704,535	(1.8)%	$717,118
Gross margin percentage	29.6%		29.5%		32.3%

2020 vs 2019

Cost of revenue increased for the year ended December 31, 2020, compared to the prior year, mainly due to higher net revenue.

           Gross margin was flat for the year ended December 31, 2020, compared to the prior year. We experienced an improvement in product margins associated with Connected Home products, partially offset by a lower mix of SMB products as a percentage of net revenue as SMB products typically carry a higher gross margin than Connected Home products. In addition, we experienced increases in freight expenses to support increased demand and to mitigate supply chain shortages, mainly offset by reductions to channel promotional activities.

2019 vs 2018

Cost of revenue decreased for the year ended December 31, 2019, compared to the prior year, primarily due to net revenue declining.

Gross margin decreased for the year ended December 31, 2019 compared to the prior year. Gross margin was negatively impacted by the imposition of Section 301 tariffs originally announced in late 2018 and cost inefficiencies experienced in our new manufacturing locations outside of China, an increase in channel promotional activities as a percentage of net revenue as well as foreign exchange headwinds due to the strengthening of the U.S. dollar.

For fiscal 2021, we expect gross margins to be in line or slightly above fiscal 2020 levels. We have experienced disruptions to our supply chain since the onset of the pandemic, with partners being affected by factory uptime, scarcity of component materials and limited capacity to transport cargo via sea and air. These disruptions have resulted in the elongation of our supply chain. If such disruptions become widespread, they could significantly hamper our ability to fulfill the heightened demand for our products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Research and development	$88,788	13.9%	$77,982	(5.4)%	$82,416

2020 vs 2019

Research and development expense increased for the year ended December 31, 2020, compared to the prior year, mainly due to increases in personnel-related expenditures of $5.8 million, driven primarily by higher variable compensation, and engineering projects and outside professional services of $5.2 million, driven primarily by higher spending on development of initiatives to support product and services growth. Research and development headcount increased to 311 as of December 31, 2020, from 273 as of December 31, 2019. The increase in research and development headcount was mainly attributable to the growth in our software service engineering team.

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

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on WiFi 6, WiFi 6E, Advanced 4G/5G mobile and 5G coverage solutions, Pro-AV, web-managed, app-managed, 10Gig and PoE switch products. We expect research and development expense as a percentage of net revenue in fiscal 2021 to be in line or slightly above fiscal year 2020 levels. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas such as the continued development of our WiFi 6 product portfolio as well as services capabilities and offerings. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Sales and marketing	$147,854	7.0%	$138,150	(9.5)%	$152,569

2020 vs 2019

Sales and marketing expense increased for the year ended December 31, 2020, compared to the prior year, primarily due to increases in outbound freight costs of $8.1 million, personnel-related expenditures of $2.5 million and outside professional services of $2.3 million, partially offset by a decrease of $1.4 million in marketing expenditures, mainly resulting from fewer marketing campaigns. The increase in outbound freight was due to higher net revenue compared to the prior year. The increase in personnel-related expenditures was due to higher variable compensation expenses mainly as a result of the increased sales for the year ended December 31, 2020. Sales and marketing headcount decreased from 283 as of December 31, 2019 to 261 as of December 31, 2020, primarily associated with restructuring activities during the latter part of fiscal 2019 as we reduced headcount in China and a number of other countries in APAC and EMEA. In addition, we closed offices in some of the affected locations.

2019 vs 2018

Sales and marketing expense decreased for the year ended December 31, 2019 compared to the prior year, primarily driven by decreases in personnel-related expenditures of $8.9 million, marketing expenditures of $3.1 million and IT and facility allocations of $1.6 million. Marketing expenditure decreased primarily due to fewer brand marketing campaigns. Sales and marketing headcount fell to 283 as of December 31, 2019 from 312 as of December 31, 2018, primarily associated with restructuring activities during the latter part of fiscal 2019 as mentioned above.

We expect our sales and marketing expense as a percentage of net revenue in fiscal 2021 to be slightly below fiscal 2020 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
General and administrative	$61,148	23.7%	$49,432	(23.8)%	$64,857

2020 vs 2019

General and administrative expense increased for the year ended December 31, 2020, compared to the prior year, primarily due to increases in personnel-related expenditures of $8.3 million and other general corporate expenses of $3.3 million. The increase in personnel-related expenditures was mainly due to increases in variable compensation primarily attributable to higher bonuses resulting from improved profitability year over year, stock-based compensation and other employee costs. The increase in other general corporate expenses was primarily the result of the prior year period benefitting from a recovery pertaining to value-added taxes previously incurred. General and administrative headcount was 142 as of December 31, 2020, as compared to 144 as of December 31, 2019.

2019 vs 2018

The decrease in general and administrative expense for the year ended December 31, 2019 compared to the prior year was primarily attributable to declines in personnel-related expenditures of $6.3 million, legal and professional services of $3.3 million, other general corporate expenses of $3.4 million and IT and facility allocations of $1.7 million. The decrease in personnel-related expenditures was mainly due to lower average headcount and lower variable compensation during fiscal 2019 as compared with the prior year. The reduction in other general corporate expenses primarily related to value-added tax previously incurred and subsequently refunded as well as changes to estimates for value added tax payable. General and administrative headcount was 144 as of December 31, 2019 as compared with 143 as of December 31, 2018.

We expect our general and administrative expenses as a percentage of net revenue in fiscal 2021 to be in line or slightly below fiscal 2020 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 10, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses, net

Other operating expenses, net consists of restructuring and other charges, litigation reserves, net, change in the fair value of contingent consideration and separation expense.

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Other operating expenses, net	$(1,182)	**	$2,476	(21.2)%	$3,142
**	Percentage change not meaningful.

The change in Other operating expenses, net for the year ended December 31, 2020, compared to the prior year, was primarily due to reduction in contingent consideration liability for prior acquisition given lower probability of achievement of milestones. The change in Other operating expenses, net for the year ended December 31, 2019, compared to the prior year, was not material.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Interest income	$436	(82.8)%	$2,539	(36.2)%	$3,980
Other income (expense), net	(5,177)	**	844	65.5%	510
Total	$(4,741)	**	$3,383	(24.7)%	$4,490
**	Percentage change not meaningful.

Interest income decreased for the years ended December 31, 2020 and 2019, as compared to the prior years, respectively, mainly due to lower yield on invested balances in each year as compared to the prior year.

The change in other income (expense), net in the year ended December 31, 2020, compared to the prior year, was primarily due to $6.2 million of impairment charges brought about by triggering events impacting the valuation of a number of our privately held long-term investments. The change in Other income (expense), net, for the year ended December 31, 2019, compared to the prior year, was not material. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 6, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(In thousands, except percentage data)
Provision for income taxes	$12,510	**	$3,780	(85.4)%	$25,878
Effective tax rate	17.7%		12.8%		59.9%
**	Percentage change not meaningful.

2020 vs 2019

The increase in tax expense for the year ended December 31, 2020, compared to the year ended December 31, 2019, results primarily from an increase in pre-tax earnings coupled with the negative impact of stock-based compensation related to shortfalls that occurred during the year as well as the impact of limitations on current and future deductions for certain executive officers under IRC section 162(m). The increase in tax expense is partially offset by the release of a valuation allowance that was previously recorded against California deferred tax assets.

During fiscal year 2020, we evaluated the impact of the Global Intangible Low-Tax Income “GILTI”, Foreign Derived Intangible Income “FDII” and Base Erosion and Anti-abuse Tax “BEAT” provisions. These provisions resulted in a net reduction of tax of $1.6 million.

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

2019 vs 2018

The decrease in tax expense for the year ended December 31, 2019, compared to the year ended December 31, 2018, resulted primarily from a decline in pre-tax earnings coupled with favorable benefits from the settlement of international tax audits and changes in estimate in tax expense recorded upon finalizing U.S. tax returns. These benefits were partially offset by the impact of stock-based compensation related to shortfalls that occurred during the year as well as the impact of limitations on current and future deductions for certain executive officers under IRC section 162(m).

During fiscal year 2019, we evaluated the impact of the Global Intangible Low-Taxed Income “GILTI”, Foreign Derived Intangible Income “FDII” and Base Erosion and Anti-abuse Tax “BEAT” provisions. These provisions resulted in a net addition to tax of $1.7 million. This amount is comprised of BEAT of $2.1 million offset by the impact of GILTI and FDII of $(0.4) million. For fiscal year 2018, the company estimated that these provisions would result on a net benefit of $(0.3) million. Included in the 2019 tax expense is a benefit of $(0.7) million related to the net impact of these provisions as reported on the final U.S. tax return for the year ended December 31, 2018.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 13, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Connected Home Segment

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(in thousands, except percentage data)
Net revenue	$1,007,545	41.6%	$711,391	(7.7)%	$771,060
Percentage of net revenue	80.3%		71.2%		72.8%
Contribution income	$152,512	125.0%	$67,775	(29.7)%	$96,340
Contribution margin	15.1%		9.5%		12.5%

2020 vs 2019

The increase in Connected Home net revenue for the year ended December 31, 2020, compared to prior year, was primarily due to robust demand powered by unprecedented bandwidth consumption in the home where people have transitioned to conducting the majority of their daily lives as a result of the pandemic. This increase in demand was experienced across both our consumer and service provider channels. Connected Home net revenue from consumer channels increased by 39.9% for the year ended December 31, 2020, compared to the prior year, driven by increased demand for home wireless products, mainly WiFi 6 mesh systems, and WiFi 6 routers, partially offset by a decline in net revenue from AC router products. Connected Home net revenue from service provider channels increased by 49.6% for the year ended December 31, 2020, compared to the prior year, mainly due to increased demand for mobile products as a direct response to the pandemic to support applications such as distance learning and first responders’ activities. Geographically, the increase in demand from consumer channels was experienced across all regions while the increase in service provider was attributable to the U.S. and EMEA.

Connected Home contribution income increased for the year ended December 31, 2020, compared to the prior year, primarily due to higher net revenue, higher gross margin attainment and lower operating expenses as a proportion of net revenue.

2019 vs 2018

Net revenue in Connected Home decreased for the year ended December 31, 2019 compared to the prior year. Net revenue from service provider channels fell $27.8 million compared with the prior year. In addition, the North American home WiFi market contracted in fiscal 2019 affecting net revenue from consumer channels. The lower revenue was primarily due to declined net revenue of our home wireless, mobile and broadband modem and gateway products. Within home wireless, we experienced declines in net revenue from AC router products, WiFi mesh systems and extenders, partially offset by net revenue generated from the introduction of WiFi 6 routers. On a geographic basis, we experience net revenue declines across all three regions.

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

SMB Segment

	Year Ended December 31,
	2020	% Change	2019	% Change	2018
	(in thousands, except percentage data)
Net revenue	$247,657	(13.8)%	$287,372	(0.1)%	$287,756
Percentage of net revenue	19.7%		28.8%		27.2%
Contribution income	$42,174	(37.3)%	$67,282	(4.1)%	$70,142
Contribution margin	17.0%		23.4%		24.4%

2020 vs 2019

SMB net revenue decreased for the year ended December 31, 2020, compared to the prior year, primarily due to enforced business closures and delays to infrastructure investment experienced in the second and third fiscal quarters of 2020 upon onset of the pandemic. The decline in SMB net revenue was mainly attributable to lower net revenue from our switch products for the year ended December 31, 2020, compared to the prior year. Geographically, SMB net revenue declined across all three regions for the year ended December 31, 2020, compared to the prior year.

SMB contribution income decreased for the year ended December 31, 2020, compared to the prior year, primarily as a result of lower SMB net revenue, lower gross margin attainment and higher operating expenses as a proportion of net revenue.

2019 vs 2018

SMB net revenue was flat for the year ended December 31, 2019, compared to the prior year, primarily due to a decline in net revenue of our network storage products, substantially offset by growth in net revenue of our switch products. Geographically, net revenue grew in APAC, but declined in Americas and EMEA.

Contribution income decreased for the year ended December 31, 2019, compared to the prior year, primarily as a result of lower gross margin attainment, partially offset by lower operating expenses as a proportion of net revenue. Contribution margin decreased for the year ended December 31, 2019 compared to the prior year, primarily due to lower gross margin attainment mainly resulting from foreign exchange headwinds due to the strengthening of the U.S. dollar as well as higher provisions for sales returns.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of December 31, 2020, we had cash, cash equivalents and short-term investment of $353.3 million, an increase of $157.6 million from December 31, 2019. The increase was primarily due to higher net income and positive working capital movements.

As of December 31, 2020, approximately 37% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cash provided by (used in):
Continuing operating activities	$181,150	$13,525	$(15,059)
Continuing investing activities	(16,836)	49,459	28,174
Continuing financing activities	(8,062)	(73,823)	(25,670)
Net increase in cash and cash equivalents from discontinued operations	—	—	10,732
Net cash increase (decrease)	$156,252	$(10,839)	$(1,823)

Continuing operating activities

Net cash provided by continuing operating activities was $181.2 million for fiscal 2020, compared to $13.5 million in fiscal 2019, primarily due to higher net income and favorable working capital movements. The higher net cash inflow from working capital was mainly driven by lower inventory holding, lower payments to trade suppliers and other accrued liabilities, partially offset by higher accounts receivable. Net cash provided by continuing operating activities was $13.5 million for fiscal 2019 as compared to net cash used in continuing operating activities of $15.1 million in fiscal 2018. The increase in cash inflows from continuing operating activities was primarily due to favorable working capital movements and higher net income. The lower net cash outflow from working capital was mainly driven by lower account receivables and lower inventory holding, partially offset by higher payments to trade suppliers.

Our days sales outstanding ("DSO") decreased to 87 days as of December 31, 2020 as compared to 102 days and 97 days as of December 31, 2019 and 2018, respectively. The improvement for 2020 compared with 2019 was a result of timing of shipments and a more favorable channel revenue mix. The increase in DSO for 2019 compared with 2018 was primarily attributable to the timing of shipments as well as mix of receivable balances with longer dated payment terms being higher proportionately to the prior year. Our accounts payable amounted to $90.9 million, $80.5 million and $139.7 million as of December 31, 2020, 2019 and 2018, respectively. Inventory amounted to $172.1 million, $235.5 million and $243.9 million as of December 31, 2020, 2019 and 2018, respectively. The increase in accounts payable as of December 31, 2020 compared to the prior year was due to timing of inventory receipts from our trade suppliers. The decrease in inventory year over year was due to higher net revenue. Comparing the year ended December 31, 2019 with the prior year, we experienced increases in accounts payable and inventory at the end of 2018 as a response to imposition of Section 301 tariffs which began to normalize by the end of 2019. Ending inventory turns were 5.9, 3.1 and 3.3 in the three months ended December 31, 2020, 2019 and 2018, respectively. Looking forward, we expect to use cash to purchase inventory in the first half of 2021 to increase our inventory holding.

Continuing investing activities

Net cash used in continuing investing activities was $16.8 million for fiscal 2020, compared to $49.5 million of cash provided in fiscal 2019. The movement was mainly due to $70.8 million of cash received from maturities of short-term investments in fiscal 2019 with no corresponding inflow in fiscal 2020. Net cash provided by continuing investing activities increased by $21.3 million for fiscal 2019 as compared to fiscal 2018, primarily due to higher net proceeds from maturities of short-term investments, partially offset by increased long-term investments. In addition, we had a cash outflow of $14.4 million in connection with the acquisition of Meural in 2018 with no corresponding outflow in 2019.

Continuing financing activities

Net cash used in continuing financing activities decreased by $65.8 million in fiscal 2020 as compared to fiscal 2019, primarily due to lower stock repurchase activity, and higher proceeds from exercise of stock options. Net cash used in continuing financing activities increased by $48.2 million in fiscal 2019 as compared to fiscal 2018, primarily due to increased repurchases of common stock.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2020, 2.6 million shares remained authorized for repurchase under the repurchase program. During the years ended December 31, 2020, 2019, and 2018, we repurchased, as reported based on trade date, approximately 0.9 million, 2.4 million, and 0.5 million shares of common stock at a cost of $23.8 million, $75.9 million, and $30.0 million, respectively. We also repurchased, as reported based on trade date, approximately 198,000, 198,000, and 138,000 shares of common stock at a cost of $5.1 million, $6.5 million, and $8.1 million, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 11, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Backlog

As of December 31, 2020, we had a backlog of approximately $78.7 million, compared to approximately $35.3 million as of December 31, 2019, primarily due to product demand required in the future. Our backlog consists of hardware products for which customer purchase orders have been received and that are scheduled or in the process of being scheduled for shipment and is stated at purchase order price. As we typically fulfill orders received within a relatively short period (e.g., within a few weeks for our top three customers) after receipt, our revenue in any fiscal year depends primarily upon orders booked and the availability of supply of our products in that year. In addition, most of our backlog is subject to rescheduling or cancellation with minimal penalties. As a result, our backlog as of any particular date may not be an indicator of revenue for any succeeding period. Similarly, there is a lack of meaningful correlation between year-over-year changes in backlog as compared with year-over-year changes in revenue. Accordingly, we do not believe that backlog information is material to an understanding of our overall business, and backlog as of any particular date should not be considered a reliable indicator of our ability to achieve any particular level of revenue or financial performance.

Contractual Obligations

The following table summarizes our non-cancelable operating lease commitments, purchase obligations, other non-trade purchase commitments, and the Tax Act payables as of December 31, 2020:

.	Payments due by period
		Less Than	1 - 3	3 -5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)
Purchase obligations	$126,065	$126,065	$—	$—	$—
Operating leases	37,792	10,209	16,252	10,535	796
Other non-trade purchase commitments	15,792	—	3,390	3,738	8,664
Tax Act payables	8,884	—	2,123	6,761	—
	$188,533	$136,274	$21,765	$21,034	$9,460

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. In fiscal 2020, we experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. We have responded by extending our ordering horizon to as long as 15 months. We may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet our purchase order, which is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of December 31, 2020, we had approximately $126.1 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on our consolidated balance sheets. Our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. As of December 31, 2020, we had approximately $37.8 million in non-cancelable operating lease commitments. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 15, Leases, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

As of December 31, 2020, we had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

As of December 31, 2020, we had estimated long term liability of $8.9 million related to a one-time transaction tax that resulted from the passage of the Tax Act.

As of December 31, 2020 and 2019, we had $11.8 million and $11.1 million, respectively, of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on our investments during fiscal 2020.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Additionally, we enter into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign currency exchange rate risk on portions of our anticipated foreign currency net revenue, cost of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expense), net in the consolidated statements of operations or in accumulated other comprehensive income (loss) on the consolidated balance sheets which are further reclassified from other comprehensive income (loss) to revenue, cost of revenue, or operating expenses when the underlying hedged items are recognized. We also use foreign currency forward contracts to partially offset our business exposure to foreign currency exchange rate risk associated with our foreign currency denominated assets and liabilities. These non-designated hedges are carried at fair value with adjustments to fair value recorded to other income (expense), net in our consolidated statements of operations.

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

As of December 31, 2020, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $0.6 million net income, net of our hedged position at December 31, 2020. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2020 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2020, 20% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 5 to the consolidated financial statements, on a quarterly basis management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s excess and obsolete analysis is based on a demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $7.9 million for the year ended December 31, 2020.

The principal considerations for our determination that performing procedures relating to the provision for excess and obsolete inventory is a critical audit matter are the significant judgment by management to estimate excess and obsolete inventory, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and in evaluating audit evidence relating to assumption regarding demand forecast.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for excess and obsolete inventory. These procedures also included, among others, testing management’s process for estimating excess and obsolete inventory, evaluating the appropriateness of the method, testing the completeness, accuracy, and relevance of underlying data used in the estimate, and reasonableness of the assumptions related to the demand forecast. Evaluating the reasonableness of the excess and obsolete assumption of demand involved considering (i) the accuracy of historical demand forecasting and (ii) historical sales trends.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 16, 2021

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$346,460	$190,208
Short-term investments	6,858	5,499
Accounts receivable, net of allowance for doubtful accounts of $1,081 and $1,079 as of December 31, 2020 and 2019, respectively	337,052	277,168
Inventories	172,112	235,489
Prepaid expenses and other current assets	30,696	35,745
Total current assets	893,178	744,109
Property and equipment, net	16,080	17,683
Operating lease right-of-use assets, net	29,411	28,917
Intangibles, net	3,899	10,104
Goodwill	80,721	80,721
Other non-current assets	82,750	74,279
Total assets	$1,106,039	$955,813
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,902	$80,531
Accrued employee compensation	35,020	20,024
Other accrued liabilities	218,375	189,547
Deferred revenue	13,458	6,450
Income taxes payable	7,318	1,839
Total current liabilities	365,073	298,391
Non-current income taxes payable	19,174	15,307
Non-current operating lease liabilities	25,512	25,434
Other non-current liabilities	6,896	7,988
Total liabilities	416,655	347,120
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 30,399,206 and 29,925,008 as of December 31, 2020 and 2019, respectively	30	30
Additional paid-in capital	882,709	831,365
Accumulated other comprehensive income (loss)	(35)	21
Accumulated deficit	(193,320)	(222,723)
Total stockholders’ equity	689,384	608,693
Total liabilities and stockholders’ equity	$1,106,039	$955,813

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenue	$1,255,202	$998,763	$1,058,816
Cost of revenue	883,050	704,535	717,118
Gross profit	372,152	294,228	341,698
Operating expenses:
Research and development	88,788	77,982	82,416
Sales and marketing	147,854	138,150	152,569
General and administrative	61,148	49,432	64,857
Other operating expenses (income), net	(1,182)	2,476	3,142
Total operating expenses	296,608	268,040	302,984
Income from operations	75,544	26,188	38,714
Interest income	436	2,539	3,980
Other income (expense), net	(5,177)	844	510
Income before income taxes	70,803	29,571	43,204
Provision for income taxes	12,510	3,780	25,878
Net income from continuing operations	58,293	25,791	17,326
Net loss from discontinued operations, net of tax	—	—	(35,655)
Net income (loss)	58,293	25,791	(18,329)
Net loss attributable to non-controlling interest in discontinued operations	—	—	(9,167)
Net income (loss) attributable to NETGEAR, Inc.	$58,293	$25,791	$(9,162)

Net income (loss) per share - basic:
Income from continuing operations	$1.95	$0.83	$0.55
Loss from discontinued operations attributable to NETGEAR, Inc.	—	—	(0.84)
Net income (loss) attributable to NETGEAR, Inc.	$1.95	$0.83	$(0.29)

Net income (loss) per share - diluted:
Income from continuing operations	$1.90	$0.81	$0.52
Loss from discontinued operations attributable to NETGEAR, Inc.	—	—	(0.80)
Net income (loss) attributable to NETGEAR, Inc.	$1.90	$0.81	$(0.28)

Weighted average shares used to compute net income (loss) per share:
Basic	29,897	30,936	31,626
Diluted	30,640	31,965	33,137

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$58,293	$25,791	$(18,329)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(64)	30	834
Change in unrealized gains and losses on available-for-sale investments	—	16	128
Other comprehensive income (loss), before tax	(64)	46	962
Tax benefit (provision) related to derivatives	8	(6)	(76)
Tax benefit (provision) related to available-for-sale investments	—	(4)	(50)
Other comprehensive income (loss), net of tax	(56)	36	836
Comprehensive income (loss)	58,237	25,827	(17,493)
Comprehensive loss attributable to non-controlling interest, net of tax	—	—	(9,165)
Comprehensive income (loss) attributable to NETGEAR, Inc.	$58,237	$25,827	$(8,328)

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	NETGEAR, Inc. Stockholders
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Non- Controlling Interest	Total
Balance as of December 31, 2017	31,320	$31	$603,137	$(851)	$128,168	$—	$730,485
Adoption of ASU 2014-09 (ASC 606 Rev Rec), ASU 2016-16, and ASU 2018-02, net of tax	—	—	—	—	8,593	—	8,593
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	78	—	—	78
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	758	—	—	758
Net loss attributable to NETGEAR, Inc.	—	—	—	—	(9,162)	—	(9,162)
Net loss attributable to non-controlling interest	—	—	—	—	—	(9,167)	(9,167)
Stock-based compensation	—	—	31,966	—	—	—	31,966
Stock-based compensation for Arlo's shares	—	—	—	—	—	942	942
Sale of Arlo's common stock	—	—	146,088	—	—	24,158	170,246
Repurchases of common stock	(473)	—	—	—	(30,000)	—	(30,000)
Restricted stock unit withholdings	(138)	—	—	—	(8,065)	—	(8,065)
Issuance of common stock under stock-based compensation plans	853	1	12,394	—	—	—	12,395
Distribution of Arlo	—	—	—	—	(255,584)	(15,933)	(271,517)
Balance as of December 31, 2018	31,562	32	793,585	(15)	(166,050)	—	627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	24	—	—	24
Net income	—	—	—	—	25,791	—	25,791
Stock-based compensation	—	—	29,137	—	—	—	29,137
Repurchase of common stock	(2,406)	(3)	—	—	(75,943)	—	(75,946)
Restricted stock unit withholdings	(198)	—	—	—	(6,521)	—	(6,521)
Issuance of common stock under stock-based compensation plans	967	1	8,643	—	—	—	8,644
Balance as of December 31, 2019	29,925	30	831,365	21	(222,723)	—	608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(56)	—	—	(56)
Net income	—	—	—	—	58,293	—	58,293
Stock-based compensation	—	—	30,505	—	—	—	30,505
Repurchase of common stock	(942)	(1)	—	—	(23,800)	—	(23,801)
Restricted stock unit withholdings	(198)	—	—	—	(5,090)	—	(5,090)
Issuance of common stock under stock-based compensation plans	1,614	1	20,839	—	—	—	20,840
Balance as of December 31, 2020	30,399	30	$882,709	$(35)	$(193,320)	$—	$689,384

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$58,293	$25,791	$(18,329)
Net loss from discontinued operations	—	—	35,655
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	18,931	19,406	18,851
Stock-based compensation	30,505	29,137	26,461
Gain/loss on investments, net	6,222	224	861
Deferred income taxes	(9,386)	(1,379)	2,459
Provision for excess and obsolete inventory	7,872	3,878	2,904
Change in fair value of contingent consideration	(2,928)	(25)	—
Other	74	(170)	(745)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(59,885)	26,500	(43,055)
Inventories	55,505	4,504	(85,064)
Prepaid expenses and other assets	4,833	(1,654)	(12,114)
Accounts payable	9,744	(56,614)	45,503
Accrued employee compensation	15,718	(11,642)	7,145
Other accrued liabilities	28,194	(16,603)	15,589
Deferred revenue	8,112	(3,354)	5,759
Income taxes payable	9,346	(4,474)	(16,939)
Net cash provided by (used in) continuing operating activities	181,150	13,525	(15,059)
Net cash used in discontinued operating activities	—	—	(88,152)
Net cash provided by (used in) operating activities	181,150	13,525	(103,211)
Cash flows from investing activities:
Purchases of short-term investments	(305)	(1,617)	(81,814)
Proceeds from maturities of short-term investments	290	70,790	137,058
Purchases of property and equipment	(10,296)	(14,230)	(12,251)
Purchases of long-term investments	(6,525)	(5,484)	(1,091)
Proceeds from sale of long-term investments	—	—	624
Payments made in connection with business acquisitions, net of cash acquired	—	—	(14,352)
Net cash provided by (used in) continuing investing activities	(16,836)	49,459	28,174
Net cash used in discontinued investing activities	—	—	(71,363)
Net cash provided by (used in) investing activities	(16,836)	49,459	(43,189)
Cash flows from financing activities:
Repurchases of common stock	(23,800)	(75,946)	(30,000)
Restricted stock unit withholdings	(5,090)	(6,521)	(8,065)
Proceeds from exercise of stock options	16,950	5,027	6,841
Proceeds from issuance of common stock under employee stock purchase plan	3,878	3,617	5,554
Net cash used in continuing financing activities	(8,062)	(73,823)	(25,670)
Net cash provided by discontinued financing activities	—	—	170,247
Net cash provided by (used in) financing activities	(8,062)	(73,823)	144,577
Net increase (decrease) in cash and cash equivalents	156,252	(10,839)	(1,823)
Cash and cash equivalents, at beginning of period	190,208	201,047	202,870
Cash and cash equivalents, at end of period	$346,460	$190,208	$201,047
Supplemental Cash Flow Information:
Cash paid for income taxes	$8,218	$8,876	$23,220
Non-cash investing and financing activities:
Change in accounts payable and other accrued liabilities relating to property and equipment additions	$846	$(4,360)	$2,604
Fair value of contingent consideration in connection with business acquisition in other accrued liabilities	$—	$—	$5,953

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. The Company’s products are designed to simplify and improve people’s lives. The Company’s goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, 5G and Pro AV. NETGEAR's product line consist of devices that create and extend wired and wireless networks, devices that attached to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of the Company’s customers in each geographic region.

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

COVID-19 pandemic

On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and work force participation and created significant volatility and disruption of financial markets. The COVID-19 pandemic may impact the Company’s supply chain to timely produce finished goods, its workforce and the operations of its customers, and has led to increased airfreight rates. An extended period of global supply chain, workforce availability and economic disruption could significantly affect the Company’s business and statement of financial condition, including the carrying value of long-lived assets, intangibles and goodwill. In the year ended December 31, 2020, the Company recognized an impairment charge of $6.2 million, brought about by triggering events impacting the valuation of a number of our privately held long-term investments. While the duration of the disruption from the pandemic is uncertain, the dynamic nature of the virus makes it difficult to reasonably estimate the impact of COVID-19 on the Company’s business operations.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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

Long-term investments are comprised of equity investments without readily determinable fair values and are included in Other non-current assets on the consolidated balance sheets. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expense), net in the consolidated statements of operations. The Company also has an investment in a limited partnership fund of $0.6 million as of December 31, 2020, which is included in Other non-current assets on the consolidated balance sheets. This investment is measured at fair value using the net asset value practical expedient and changes in the fair value of the investment is recognized in Other income (expense), net in the consolidated statements of operations.

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

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not designated as hedges under the authoritative guidance for derivatives are adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the gains or losses on the derivative instrument are reported as a component of accumulated other comprehensive income in stockholders' equity and reclassified into the same line item in the statement of operations as the hedged transaction, and in the same period that the hedged transaction effects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

As of December 31, 2020, Best Buy, Inc. and affiliates, Amazon and affiliates and Walmart and affiliates accounted for approximately 29%, 13% and 13% of the Company's total accounts receivable, respectively. As of December 31, 2019, Best Buy, Inc. and affiliates, Amazon and affiliates, and Walmart and affiliates accounted for 34%, 13% and 10% of the Company's total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company's total accounts receivable.

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

Leases

The Company adopted ASC 842 Leases effective January 1, 2019. The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other accrued liabilities, and operating lease liabilities on the consolidated balance sheets. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For certain office leases, the Company accounts for the lease and non-lease components as a single lease component to the extent that the timing and pattern of transfer are similar for the lease and non-lease components and the lease component qualifies as an operating lease. Lease expense is recognized on a straight-line basis over the lease term.

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

The Company identified the reporting units for the purpose of goodwill impairment testing as Connected Home, and SMB and performed a qualitative test for goodwill impairment of the two reporting units as of the first day of the fourth quarter, or September 28, 2020. Based upon the results of the qualitative testing, the respective fair values of the two reporting units were substantially in excess of these reporting units’ carrying values. The Company believed that it was more-likely-than-not that the fair value of these reporting units were greater than their respective carrying values and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2020, 2019 or 2018. Accumulated goodwill impairment charges as of December 31, 2020 was $74.2 million. As of December 31, 2020, 2019 and 2018, the carrying amount of goodwill for Connected Home and SMB was $44.4 million and $36.3 million, respectively.

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

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company derives its revenue primarily from product sales, consisting of sales of Connected Home and SMB hardware products to its customers - retailers, distributors and service providers. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods. The Company evaluates its customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores.

Revenue for services relates primarily to sales of subscriptions of the Company’s value added services, including cyber security, parental controls and remote network management services as well as advanced technical support and extended warranty. Service revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is expected to be delivered. Service contracts are generally for 30 days or 12 months in length, billed either monthly or annually and generally in advance. The technical support services and extended warranty consist of telephone and internet access to technical support personnel, hardware replacement and updates to software features. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service. Non-cancellable amounts billed in advance are classified as deferred revenue on the balance sheet. The Company also sells services bundled with hardware products and accounts for these sales in line with the multiple performance obligations guidance. The Company combines contracts with a customer if contracts are negotiated with a single commercial substance or contain price dependencies.

Revenue from all sales types is recognized at the transaction price and is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection related to current period product revenue. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, the Company estimates variable consideration at the expected value which is based on management's analysis of historical data, channel inventory levels, current economic trends and changes in customer demand for the Company's products. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. The Company continues to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

Contracts with Multiple Performance Obligations

Some of the Company's contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, networking hardware with embedded software, various software subscription services and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Service included with certain hardware products is considered distinct and therefore the hardware and service are treated as separate performance obligations.

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

Deferred Revenue

Deferred revenue consists of service and support fees due in advance of satisfying performance. The majority of the Company’s deferred revenue balance consists of the unrecognized portion of service revenue from its value added services, including cyber security, parental controls and remote network management services as well as advanced technical support and extended warranty, which is recognized as revenue ratably over the contractual service period. Performance obligations expected to be fulfilled within one year are classified as current liabilities and the remaining are recorded as noncurrent liabilities.

Warranties

Hardware products regularly include warranties to the end customers that consist of bug fixes, minor updates such that the product continues to function according to published specs in a dynamic environment, and phone support. These standard warranties are assurance type warranties and do not offer any services beyond the assurance that the product will continue working as specified. Therefore, warranties are not considered separate performance obligations in the arrangement. Instead, the expected cost of product warranty is accrued as expense at the time we recognize revenue in accordance with authoritative guidance. Extended warranties are sold separately and include additional support services. The transaction price for extended warranties is accounted for as service revenue and recognized over the life of the contract.

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

Shipping and handling costs associated with outbound freight totaled $15.5 million, $8.7 million and $9.5 million in the years ended December 31, 2020, 2019 and 2018 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $20.6 million, $21.3 million, and $24.7 million in the years ended December 31, 2020, 2019 and 2018 respectively.

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

Net income (loss) per share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock awards and performance shares, and issuances of shares under the Employee Stock Purchase Plan, which are reflected in diluted net income (loss) per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

Stock-based compensation

The Company measures stock-based compensation at the grant date based on the fair value of the award. The fair value of stock options and the shares offered under the Employee Stock Purchase Plan (“ESPP”) is estimated using the Black-Scholes option pricing model. Estimated compensation cost relating to restricted stock units (“RSUs”) and performance shares is based on the closing fair market value of the Company’s common stock on the date of grant.

The compensation expense for equity awards is recognized over the vesting period of the award under a straight-line vesting method. Forfeitures are accounted for as they occur. In addition, for performance shares, the Company evaluates the probability of achieving the performance conditions at the end of each reporting period and records the related stock-based compensation expense based on performance to date over the service period. All excess tax benefits and tax deficiencies arising from stock awards vesting or settlement are recorded as income tax expense or benefit rather than in equity. Refer to Note 12, Employee Benefit Plans, for a further discussion on stock-based compensation.

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder's equity that the Company excluded from net income (loss), including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. The Company does not expect that the new guidance will have material impact on its financial position, results of operations and cash flows as this new guidance will potentially impact only the Company’s currency forward rates under its hedging program and its incremental borrowing rate in determining the present value of lease payments.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied or partially unsatisfied as of December 31, 2020:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$81,926	$2,102	$1,153	$85,181

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $2.9 million and $1.5 million as of December 31, 2020 and 2019, respectively. There was no impairment of capitalized contract costs in the fiscal years of 2020 and 2019.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2020 and 2019, there were no deferred commissions.

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

The following table reflects the contract balances as of December 31, 2020 and 2019, respectively:

	Balance Sheet Location	December 31, 2020	December 31, 2019
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$337,052	$277,168
Contract liabilities - current	Deferred revenue	$13,458	$6,450
Contract liabilities - non-current	Other non-current liabilities	$3,165	$2,061

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2020 and December 31, 2019 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2020 and 2019, $25.0 million and $14.5 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $16.9 million and $17.9 million of revenue was recognized for the satisfaction of performance obligations, and $6.5 million and $9.9 million of this recognized revenue was included in the contract liability balance at the beginning of the period, respectively.

There were no significant changes in estimates during the periods that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”); and Asia Pacific ("APAC"). The table also includes reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: Connected Home, and Small and Medium Business (“SMB”). Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2020			2019			2018
	Connected Home	SMB	Total	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$788,402	$109,569	$897,971	$529,982	$123,024	$653,006	$576,476	$124,217	$700,693
EMEA	129,929	91,736	221,665	91,586	108,513	200,099	97,979	109,620	207,599
APAC	89,214	46,352	135,566	89,823	55,835	145,658	96,605	53,919	150,524
Total	$1,007,545	$247,657	$1,255,202	$711,391	$287,372	$998,763	$771,060	$287,756	$1,058,816
Sales channels:
Service provider	$192,714	$3,150	$195,864	$128,852	$4,465	$133,317	$156,671	$3,624	$160,295
Non-service provider	814,831	244,507	1,059,338	582,539	282,907	865,446	614,389	284,132	898,521
Total	$1,007,545	$247,657	$1,255,202	$711,391	$287,372	$998,763	$771,060	$287,756	$1,058,816

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

The financial results of Arlo through the Distribution date are presented as loss from discontinued operations, net of tax, in the consolidated statements of operations. The following table presents financial results of Arlo:

Year Ended
December 31, 2018
(In thousands)
Net revenue	$464,649
Cost of net revenue	372,843
Gross profit	91,806
Operating expenses:
Research and development	48,696
Sales and marketing	39,713
General and administrative	17,762
Separation expense	31,583
Total operating expenses	137,754
Loss from operations of discontinued operations	(45,948)
Interest income	1,239
Other income (expense), net	(41)
Loss from discontinued operations before income taxes	(44,750)
Benefit for income taxes	(9,095)
Loss from discontinued operations, net of tax	$(35,655)

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

The merger agreement provides for the payment of contingent consideration to each selling shareholder of Meural based on the achievement of certain technical and service revenue milestones through August 6, 2023, with a maximum payout of $3.5 million on each of two milestones. The valuation of the contingent consideration was derived using estimates of the probability of achievement within specified time periods, in a scenario based model for the technical milestone; and using an option pricing model in a risk neutral framework using a Monte Carlo simulation, based on projections of future service revenues for the service revenue milestone. As of the acquisition date, the fair value of such contingent consideration payable to Meural’s external shareholders was determined to be $5.9 million and included in Other non-current liabilities on the consolidated balance sheets. As of December 31, 2020 and 2019, the fair value of such contingent consideration was $3.0 million and $5.9 million, respectively. The reduction in contingent consideration was due to lower probability of achievement of milestones. Refer to Note 14, Fair Value Measurements for further details. The acquisition qualified as a business combination and was accounted for using the acquisition method of accounting. The results of Meural have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

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

The Company designated $0.6 million of the acquired intangibles as trade name, $0.6 million as customer relationships and $0.6 million as playlist database, respectively, and they are being amortized over estimated useful lives of two to seven years.

Note 5. Balance Sheet Components

Inventories

	As of
	December 31, 2020	December 31, 2019
	(In thousands)
Raw materials	$7,756	$28,871
Finished goods	164,356	206,618
Total	$172,112	$235,489

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $7.9 million, $3.9 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2020	December 31, 2019
	(In thousands)
Computer equipment	$10,550	$9,883
Furniture, fixtures and leasehold improvements	18,674	18,623
Software	29,499	27,865
Machinery and equipment	72,156	59,637
Total property and equipment, gross	130,879	116,008
Accumulated depreciation and amortization	(114,799)	(98,325)
Total	$16,080	$17,683

Depreciation and amortization expense pertaining to property and equipment was $12.7 million, $12.3 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangibles, net

	As of December 31, 2020			As of December 31, 2019
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,835)	$1,964	$59,799	$(57,406)	$2,393
Customer contracts and relationships	56,800	(55,534)	1,266	56,800	(50,297)	6,503
Other	10,345	(9,676)	669	10,345	(9,137)	1,208
Total	$126,944	$(123,045)	$3,899	$126,944	$(116,840)	$10,104

Amortization of purchased intangibles in the years ended December 31, 2020, 2019 and 2018 was $6.2 million, $7.0 million and $8.3 million, respectively. No impairment charges were recorded in the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, estimated amortization expense related to finite-lived intangibles for each of the next five years and thereafter is as follows (in thousands):

2021	$2,044
2022	527
2023	514
2024	514

2025	300
Total estimated amortization expense	$3,899

Other non-current assets

	As of
	December 31, 2020	December 31, 2019
	(In thousands)
Non-current deferred income taxes	$68,323	$58,930
Long-term investments	8,395	8,147
Other	6,032	7,202
Total	$82,750	$74,279

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values. The changes in the carrying value of these investments during the years ended December 31, 2020 and 2019 are as follows (in thousands):

Carrying value as of December 31, 2018	$2,886
Additions	5,484
Downward adjustments for observable price changes	(223)
Carrying value as of December 31, 2019	8,147
Additions	5,850
Impairment and downward adjustments for observable price changes	(6,239)
Carrying value as of December 31, 2020	$7,758

(1)The balance as of December 31, 2020 did not include the investment in limited partnership fund of $0.6 million.

          For the equity investments without readily determinable fair values as of December 31, 2020, cumulative downward adjustments for price changes and impairment was $7.9 million and cumulative upward adjustments for price changes was $0.2 million.

Other accrued liabilities

	As of
	December 31, 2020	December 31, 2019
	(In thousands)
Current operating lease liabilities	$9,149	$9,357
Sales and marketing	83,561	85,605
Warranty obligations	9,240	10,556
Sales returns(1)	66,972	52,612
Freight and duty	14,885	5,633
Other	34,568	25,784
Total	$218,375	$189,547

(1)

Inventory expected to be received from future sales returns amounted to $32.6 million and $26.8 million as of December 31, 2020 and 2019, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $18.0 million and $14.9 million as of December 31, 2020 and December 31, 2019.

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in other comprehensive income (loss) ("OCI") until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expense), net in the consolidated statements of operations.

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness of the hedge relationships are tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically executes ten forward contracts per quarter with maturities under six months and with an average USD notional amount of approximately $6.0 million that are designated as cash flow hedges.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the years ended December 31, 2020, 2019 and 2018.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities not already hedged by de-designated cash flow hedges. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about ten non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.0 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded as of December 31, 2020, and 2019, are summarized as follows:

	Balance Sheet	December 31,		Balance Sheet	December 31,
	Location	2020	2019	Location	2020	2019
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$324	$109	Other accrued liabilities	$2,344	$493
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	—	43	Other accrued liabilities	38	32
Total		$324	$152		$2,382	$525

Refer to Note 14, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company's policy and practice to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets. As of December 31, 2020, the Company holds and reports $2.4 million of gross liabilities and $0.3 million of gross assets. Net of offset, the Company holds $2.1 million of liabilities and no assets.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income (Loss)

The effect of the Company’s derivative instruments on AOCI and the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income (loss) - Effective Portion	$(856)	$1,565	$1,416
Gains (losses) reclassified from accumulated other comprehensive income (loss) into income (loss) - Effective Portion (1):
Net revenue	$(954)	$1,929	$665
Cost of revenue	$2	$(12)	$(9)
Research and development	$9	$(57)	$83
Sales and marketing	$124	$(284)	$(102)
General and administrative	$27	$(41)	$(53)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expense), net	$(3,861)	$1,307	$3,870

(1)	Refer to Note 11, Stockholders' Equity, which summarizes the accumulated other comprehensive income (loss) activity related to derivatives.

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

Net income (loss) per share for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Numerator:
Net income from continuing operations	$58,293	$25,791	$17,326
Net loss from discontinued operations	—	—	(35,655)
Net income (loss)	58,293	25,791	(18,329)
Less: Net loss attributable to non-controlling interest in discontinued operations	—	—	(9,167)
Net income (loss) attributable to NETGEAR, Inc.	$58,293	$25,791	$(9,162)

Denominator:
Weighted average common shares - basic	29,897	30,936	31,626
Potentially dilutive common share equivalent	743	1,029	1,511
Weighted average common shares - dilutive	30,640	31,965	33,137

Basic net income (loss) per share
Net income from continuing operations	$1.95	$0.83	$0.55
Net loss from discontinued operations attributable to NETGEAR, Inc.	—	—	(0.84)
Net income (loss) attributable to NETGEAR, Inc.	$1.95	$0.83	$(0.29)

Diluted net income (loss) per share
Net income from continuing operations	$1.90	$0.81	$0.52
Net loss from discontinued operations attributable to NETGEAR, Inc.	—	—	(0.80)
Net income (loss) attributable to NETGEAR, Inc.	$1.90	$0.81	$(0.28)

Anti-dilutive employee stock-based awards, excluded	832	1,066	815

Note 8. Other Income (Expense), Net

Other income (expense), net consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Foreign currency transaction gain (loss), net	$4,420	$(697)	$(2,675)
Foreign currency contract gain (loss), net	(3,861)	1,307	3,968
Gain/(loss) on investments, net	(6,222)	(224)	(861)
Other	486	458	78
Total	$(5,177)	$844	$510

Note 9. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
United States	$42,124	$16,035	$32,237
International	28,679	13,536	10,967
Total	$70,803	$29,571	$43,204

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Current:
U.S. Federal	$12,913	$4,761	$(587)
State	3,587	791	(2,338)
Foreign	5,178	(386)	4,267
	21,678	5,166	1,342
Deferred:
U.S. Federal	(3,052)	(574)	20,930
State	(6,408)	104	2,514
Foreign	292	(916)	1,092
	(9,168)	(1,386)	24,536
Total	$12,510	$3,780	$25,878

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2020	2019
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$25,041	$20,743
Net operating loss carryforwards	1,352	1,267
Stock-based compensation	5,374	6,381
Operating lease liability	5,303	6,456
Deferred revenue	641	1,449
Tax credit carryforwards	—	896
Acquired intangibles	33,860	31,708
Depreciation and amortization	1,651	1,639
Other	3,285	1,080
Total deferred tax assets	76,507	71,619
Deferred Tax Liabilities:
Right of use asset	(4,264)	(5,218)
Other	(987)	(1,053)
Total deferred tax liabilities	(5,251)	(6,271)

Valuation Allowance(1)	(2,933)	(6,418)
Net deferred tax assets	$68,323	$58,930

(1)	Valuation allowance is presented gross. The valuation allowance net of the federal tax effect was $2.9 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively.

Management's judgment is required in determining the Company's provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2020, a valuation allowance of $2.9 million was placed against certain federal tax and state attributes since the recovery of the assets is uncertain. There was a valuation allowance of $6.4 million placed against deferred tax assets as of December 31, 2019. Accordingly, the valuation allowance decreased $3.5 million during 2020, largely as a result of a $5.2 million state valuation allowance release in 2020. The $5.2 million valuation release resulted from the Company concluding that nearly all of the Company’s California state deferred tax assets will be realizable based upon the Company’s profitable state operations and reduced state research tax credits. In management's judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2020, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differs from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	2.9%	2.4%	1.5%
Impact of international operations	(5.0%)	(0.8)%	1.9%
Stock-based compensation	5.4%	10.7%	(0.3)%
Tax credits	(2.3)%	(5.9)%	(2.6)%
Valuation allowance	1.8%	0.9%	1.4%
State Valuation Allowance Release	(5.8)%	—%	—%
Impact of the Tax Act	—%	—%	(15.4)%
Base Erosion Anti-Abuse Tax	—%	7.2%	—%
Write-off of future tax benefits related to Arlo	—%	—%	52.2%
Transaction costs	—%	(2.5)%	—%
Recognition of previously unrecognized tax benefits	0.3%	(20.6)%	—%
Others	(0.6%)	0.4%	0.2%
Provision for income taxes	17.7%	12.8%	59.9%

As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $8,000, $(10,000), and $(0.1) million were recorded in comprehensive income related to the years ended December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, the Company has approximately $4.0 million of acquired federal net operating loss carry forwards. All of the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal 2021.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years before 2015. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to all of these years. During the fiscal year ended December 31. 2020, the U.S. Internal Revenue Service began an audit of fiscal 2018. Additionally, the State of California began an examination of the 2016, 2017 and 2018 tax years. During 2020, the US Internal Revenue Service began an examination of the 2018 tax year. Additionally, the state of California commenced an examination of the 2016 through 2018 tax years. The Company has limited audit activity in various other states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2017	$12,567
Additions based on tax positions related to the current year	637
Additions for tax positions of prior years	280
Reductions for tax positions of prior years	(116)
Reductions due to lapse of applicable statutes	(999)
Adjustments due to foreign exchange rate movement	(386)
Balance as of December 31, 2018	$11,983
Additions based on tax positions related to the current year	385
Additions for tax positions of prior years	996
Settlements	(705)
Reductions for tax positions of prior years	(3,440)
Reductions due to lapse of applicable statutes	(609)
Adjustments due to foreign exchange rate movement	459
Balance as of December 31, 2019	$9,069
Additions based on tax positions related to the current year	442
Additions for tax positions of prior years	253
Reductions due to lapse of applicable statutes	(744)
Adjustments due to foreign exchange rate movement	522
Balance as of December 31, 2020	$9,542

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2020 is $7.8 million. The ending net UTB results from adjusting the gross balance at December 31, 2020 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2020, 2019, and 2018, total interest and penalties expensed were $0.2 million, $(1.4) million, and $0.1 million, respectively. As of December 31, 2020 and 2019, accrued interest and penalties on a gross basis was $2.3 million, and $2.0 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $6.1 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S.  The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $1.3 million in associated tax without consideration of foreign tax credits.  Determination of foreign tax credit limitations depends on a number of factors which cannot be estimated.

Note 10. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. In fiscal 2020, the Company experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. The Company has responded by extending its ordering horizon to as long as 15 months. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet our purchase order, which subsequently is cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of December 31, 2020, the Company had approximately $126.1 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on the Company’s consolidated balance sheets. The Company’s suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of December 31, 2020, the Company had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2020	2019	2018
Balance as of beginning of the period	$10,556	$14,412	$44,068
Reclassified to sales returns upon adoption of ASC 606	—	—	(29,147)	(1)
Provision for warranty liability made during the period	7,330	7,050	12,783
Settlements made during the period	(8,646)	(10,906)	(13,292)
Balance as of end of the period	$9,240	$10,556	$14,412

(1)

Upon adoption of ASC 606 on January 1, 2018, certain warranty reserve balances totaling $29.1 million were reclassified to sales returns as these liabilities are payable to the Company's customers and settled in cash or by credit on account. Under ASC 606, these amounts are to be accounted for as sales with right of return.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2020.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2020.

Employment Agreements

The Company has signed various change in control and severance agreements with key executives. Upon a termination without cause or resignation with good reason, executive officers would be entitled to (1) cash severance equal to the executive officer’s annual base salary, and, for the Chief Executive Officer, an additional amount equal to his target annual bonus, (2) 12 months of health benefits continuation and (3) accelerated vesting of any unvested equity awards that would have vested during the 12 months following the termination date. Upon a termination without cause or resignation with good reason that occurs during the one month prior to or 12 months following a change in control of the Company, executive officers would be entitled to (1) cash severance equal to a multiple (2x for the Chief Executive Officer and 1x for all other executive officers) of the sum of the executive officer’s annual base salary and target annual bonus, (2) a number of months (24 for the Chief Executive Officer and 12 for other executive officers) of health benefits continuation and (3) accelerated vesting of all outstanding, unvested equity awards. Severance is conditioned upon the execution and non-revocation of a release of claims. The change in control and severance agreements do not provide for any excise tax gross ups. If the merger-related payments or benefits of the executive officer are subject to the 20% excise tax under Section 4999 of the tax code, then the executive officer will either receive all such payments and benefits subject to the excise tax or such payments and benefits will be reduced so that the excise tax does not apply, whichever approach yields the best after-tax outcome for the executive officer. The Company had no liabilities recorded for these agreements as of December 31, 2020.

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

In November 2019, the PTAB issued a Final Written Decision invalidating all of the challenged claims in the ’728 Patent. In the meantime, the PTAB’s Final Written Decision in the Cisco IPR of the’231 Patent found the claims to be valid and Cisco is appealing the finding. On November 25, 2020, the Federal Circuit affirmed the denial of Cisco’s IPR regarding the ’231 Patent. The Company is awaiting the stay on the District Court case to be lifted.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Hera Wireless v. NETGEAR, Inc.

On July 14, 2017, the Company was sued by Sisvel (via Hera Wireless) in the District of Delaware on three related patents allegedly covering the 802.11n standard. Similar complaints were filed against Amazon, ARRIS, Belkin, Buffalo, and Roku. On December 12, 2017, the Company answered the complaint, denying that each claim limitation of the patents in suit were allegedly met and asserting various affirmative defenses, including invalidity and noninfringement. A proposed joint Scheduling Order was submitted to the Court on January 24, 2018 with trial proposed for March of 2020.

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

         All of the instituted IPRs have been decided in defendants’ favor, thereby canceling all claims for 8 of the 9 asserted patents. Hera initially appealed all of the adverse decisions to the Federal Circuit and has since withdrawn 7 of the appeals and filed reissue applications. While the Company awaits the decision on the remaining IPR filed in parallel by Intel, the district court case remains stayed.

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

In January 2021, Company received notice that one shareholder filed an objection to the settlement with the Court for its consideration in the final approval.

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

On September 9, 2020, the Court granted the Defendants’ partial motion to dismiss one of the three patents filed in the case, U.S. Pat. 6,839,553 (the ’553 Patent). The dismissal was granted without prejudice. The Company filed its Answer on September 23, 2020. On October 20, 2020, Aegis filed an Amended Complaint with additional facts related to the ’553 Patent, and added a fourth patent, Pat. 9,350,434 (the ’434 patent). In response, the Company renewed its partial motion to dismiss the Amended Complaint.

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

On November 30, 2020, Cassiopeia dismissed the case with no material impact to the Company.

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

On October 13, 2020, the Parties attended a hearing of the infringement case before the BMIPO. The Company also filed a companion invalidity case on the patent. While the invalidity case is pending, the BMIPO has stayed the infringement case along with its ruling from the hearing. The parties attended the invalidity hearing before the CNIPA on January 28, 2021 and are now awaiting CNIPA’s ruling.

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

Altair Logix LLC v NETGEAR Inc.

On July 28, 2020, Altair Logix LLC (“Altair”) sued the Company in the District of Delaware.  Altair’s Complaint asserts that the Company’s Meural frame infringes U.S. Pat. 6,289,434 (the “434” Patent) titled “Apparatus and Method of Implementing Systems on Silicon Using Dynamic-Adaptive Run-Time Reconfigurable Circuits for Processing Multiple, Independent Data and Control Streams of Varying Rates.” The Company filed its Answer on January 12, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Q3 Networking LLC v. NETGEAR Inc.

On September 21 and September 22, 2020, Q3 Networking LLC (“Q3”) filed Complaints against the Company, Commscope (with Ruckus and Arris) and Hewlett Packard Enterprises (with Aruba Networks) (together “Defendants” or “Respondents”) at the District Court of Delaware and the International Trade Commission (“ITC”), respectively. Both actions allege that the Company’s routers and access points infringe four patents: U.S. Pats. 7,457,627 (the ’627 Patent), 7,609,677 (the ’677 Patent), 7,895,305 (the ’305 Patent), and 8,797,853 (the ’853 Patent) relating to different aspects of networking technology (e.g., 802.11and QoS). The ITC case was instituted on October 23, 2020. On November 10, 2020, NETGEAR filed, and the Court granted, a Motion to Stay the Delaware action while the ITC case is pending.

The Parties are conducting discovery, briefing claim construction, and exchanging infringement and invalidity contentions in the ITC case. Some key discovery dates include fact discovery cutoff scheduled for March 5, 2021 and expert discovery cutoff on April 21, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Beijing Tianxing Ebel Information Consulting Co., Ltd v. NETGEAR Inc.

On or around October 19, 2020, Beijing Tianxing Ebel Information Consulting Co., Ltd (“Tianxing”) filed two Complaints against the Company in the Beijing Intellectual Property Court (“Beijing IP Court”). Tianxing’s Complaints assert that the Company’s ReadyNAS RR2304 infringes each of Chinese Patent Nos. ZL200410096563.1 and ZL201010144680.6.  The patents are titled “Method for Treating Medium Access Control Address in Main and Spare Conversion” and “Network Access Method, System, Network Authentication Method, Equipment and Terminal,” respectively. On or around October 28, 2020, the Company filed a jurisdictional challenge in these cases.  The Company is awaiting the Court’s decision.

In December 2020, NETGEAR Beijing was served with the third suit by Beijing Tianxing. This Complaint asserts that the Company’s ReadyNAS RR2304 infringes Chinese Patent No. ZL200510103486.2, titled “System and Method for Processing Link Fault of Wideband Access Apparatus.”  The Company filed a jurisdictional challenge on December 30, 2020.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Network-1 Technologies v. NETGEAR Inc.

          On December 15, 2020, Network-1 filed a breach of contract suit against the Company in New York State Court for failure to pay royalties for its Power over Ethernet (“PoE”) products under the parties’ Settlement and Licensing Agreement (“Agreement”).  The Company disagrees with Network-1’s position on the Agreement. The Parties have agreed to early mediation before litigating the matter.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

2BCom v. NETGEAR Inc.

          On January 13, 2021, 2BCom sued the Company in the Northern District of California.  2BCom’s Complaint asserts that the Company’s routers infringe U.S. Pats. 6,885,643 (the “’434 Patent”), 6,928,166 (the “’166 Patent”), 7,039,445 (the “’445 Patent”), 7,460,477 (the “’477 Patent”) based on 802.11 and other standards.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Note 11. Stockholders’ Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2020, 2.6 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, as reported based on trade date, approximately 0.9 million shares of common stock at a cost of $23.8 million, approximately 2.4 million shares of common stock at a cost of $75.9 million and approximately 0.5 million shares of common stock at a cost of $30.0 million, during the years ended December 31, 2020, 2019 and 2018, respectively.

The Company repurchased, as reported based on trade date, approximately 198,000 shares of common stock at a cost of $5.1 million, approximately 198,000 shares of common stock at a cost of $6.5 million and approximately 138,000 shares of common stock at a cost of $8.1 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the years ended December 31, 2020, 2019 and 2018, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended December 31, 2020, 2019 and 2018:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2017	$(146)	$(838)	$133	$(851)
Other comprehensive income (loss) before reclassifications	128	1,422	(249)	1,301
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	588	(123)	465
Net current period other comprehensive income (loss)	128	834	(126)	836
Distribution of Arlo	-	(4)	4	-
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	1,565	(332)	1,249
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,535	(322)	1,213
Net current period other comprehensive income (loss)	16	30	(10)	36
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	(856)	174	(682)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(792)	166	(626)
Net current period other comprehensive income (loss)	—	(64)	8	(56)
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(954)	$1,929	$665
Cost of revenue	2	(12)	(9)
Research and development	9	(57)	83
Sales and marketing	124	(284)	(102)
General and administrative	27	(41)	(53)
Total from continuing operations before tax	(792)	1,535	584
Tax impact from continuing operations	166	(322)	(123)
Total, from continuing operations net of tax	(626)	1,213	461
Total, from discontinued operations net of tax	—	—	4
Total, net of tax	$(626)	$1,213	$465

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

2016 Equity Incentive Plan

In April 2016, the Company's Board of Directors adopted the 2016 Equity Incentive Plan (the "2016 Plan") which was approved by the Company's stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan's expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. As of December 31, 2020, approximately 2.6 million shares remained available for future grants under the 2016 Plan.

Options granted generally vest over four years with the first tranche at the end of twelve months from the date of grant and the remaining shares vesting monthly over the remaining three years. Options granted generally expire in 10 years from the date of grant. RSUs granted generally vest in annual installments over four years and do not have an expiration date. Performance shares granted generally vest at the end of a three-year  period if performance conditions are met and do not have an expiration date.

Any shares that are tendered by a participant of the 2016 Plan or retained by the Company as full or partial payment to the Company for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall no longer again be made available for issuance under the 2016 Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. In April 2016, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 2.0 million shares. For the years ended December 31, 2020, 2019, and 2018, the Company recognized ESPP compensation expense of $1.5 million, $1.4 million and $1.4 million, respectively.

Approximately 207,000 shares of common stock were purchased at an average exercise price of $18.72 in the year ended December 31, 2020. As of December 31, 2020, 0.4 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity during the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2019	2,188	$26.03
Exercised	(778)	21.79
Cancelled	(21)	35.85
Expired	(56)	37.91
Outstanding as of December 31, 2020	1,333	$27.86	6.43	$17,308

As of December 31, 2020
Vested and expected to vest	1,333	$27.86	6.43	$17,308
Exercisable Options	912	$27.09	5.67	$12,552

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2020, or December 31, 2020, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2020, 2019, and 2018 was $7.3 million, $3.5 million and $11.0 million, respectively.

The total fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was $3.2 million, $4.1 million and $3.8 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2020:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$17.68 - $20.10	271	3.40	$19.12	271	$19.12
$21.86 - $25.37	338	5.62	$24.35	307	$24.25
$26.61 - $26.61	419	8.55	$26.61	119	$26.61
$29.23 - $38.32	34	7.49	$37.21	17	$38.32
$41.67 - $41.67	271	7.07	$41.67	198	$41.67
$17.68 - $41.67	1,333	6.43	$27.86	912	$27.09

RSU Activity

RSU activity during the year ended December 31, 2020 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2019	1,587	$33.95
Granted	712	25.29
Vested	(629)	32.44
Cancelled	(86)	34.03
Outstanding as of December 31, 2020	1,584	$30.66	1.32	$64,347

The total fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $16.1 million, $19.4 million and $25.7 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2020, 2019 and 2018 was $20.4 million, $18.6 million and $18.1 million, respectively.

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

Performance shares were never granted in the years prior to 2020. Performance shares activity in the periods presented was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2017	—	$-
Granted	—	$-
Vested	—	$-
Cancelled	—	$-
Outstanding as of December 31, 2018	—
Granted	—	$-
Vested	—	$-
Cancelled	—	$-
Outstanding as of December 31, 2019	—
Granted	141	$28.22
Vested	—	$-
Cancelled	—	$-
Outstanding as of December 31, 2020	141	$28.22	2.54	$5,739

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

The following table sets forth the weighted-average assumptions used to estimate the fair value of option grants and purchase rights granted under the ESPP during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018	2020	2019	2018
	Stock Options			ESPP
Expected life (in years)	N/A	6.2	4.4	0.5	0.5	0.5
Risk-free interest rate	N/A	1.85%	2.36%	0.72%	2.06%	2.00%
Expected volatility	N/A	33.9%	31.1%	54.8%	43.9%	37.9%
Dividend yield	N/A	—	—	—	—	—

The weighted average estimated fair value of options granted during the years ended December 31, 2019 and 2018 was $9.72 and $20.63, respectively.

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Cost of revenue	$4,091	$2,843	$2,435
Research and development	5,183	6,532	4,283
Sales and marketing	7,634	9,069	8,267
General and administrative	13,597	10,693	11,476
Total	$30,505	$29,137	$26,461

Total stock-based compensation cost capitalized in inventory was less than $0.8 million in the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, $3.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years and $36.2 million of unrecognized compensation cost related to unvested RSUs and performance shares is expected to be recognized over a weighted-average period of 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 13. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices and value added services, offering consumers cyber security, parental controls, extended warranty and support for their home networks and products; and

•

SMB: Focused on home based, small and medium-sized businesses consisting of business networking, wireless LAN, storage, security solutions and valued added services, such as remote Cloud management and support bringing enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, change in fair value of contingent consideration, restructuring and other charges, gain/(loss) on investments, net, litigation reserves, net, interest income and other income (expense), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Year ended December 31,
	2020	2019	2018
	(In thousands, except percentage data)
Net Revenue:
Connected Home	$1,007,545	$711,391	$771,060
SMB	247,657	287,372	287,756
Total net revenue	$1,255,202	$998,763	$1,058,816

Contribution Income:
Connected Home	$152,512	$67,775	$96,340
Contribution margin	15.1%	9.5%	12.5%
SMB	$42,174	$67,282	$70,142
Contribution margin	17.0%	23.4%	24.4%
Total segment contribution income	$194,686	$135,057	$166,482
Corporate and unallocated costs	(77,645)	(70,301)	(89,325)
Amortization of intangibles (1)	(5,952)	(6,731)	(7,979)
Stock-based compensation expense	(30,505)	(29,137)	(26,461)
Separation expense	—	(264)	(929)
Change in fair value of contingent consideration	2,928	25	—
Restructuring and other charges	(1,702)	(2,077)	(2,198)
Gain/(loss) on investments, net	(6,222)	(224)	(861)
Litigation reserves, net	(44)	(160)	(15)
Interest income	436	2,539	3,980
Other income (expense), net	(5,177)	844	510
Income before income taxes	$70,803	$29,571	$43,204

(1)	Amount excludes amortization expense related to patents within purchased intangibles in cost of revenue.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
United States (U.S.)	$866,161	$637,566	$686,145
Americas (excluding U.S.)	31,810	15,440	14,548
EMEA	221,665	200,099	207,599
APAC	135,566	145,658	150,524
Total net revenue	$1,255,202	$998,763	$1,058,816

Long-lived assets by Geographic Region

The Company's long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net, are located in the following geographic locations:

	As of December 31,
	2020	2019
	(In thousands)
United States	$19,173	$23,137
Americas (excluding U.S.)	2,845	3,954
EMEA	3,215	3,782
Singapore	5,964	—
China	3,959	5,040
APAC (excluding Singapore and China) (1)	10,335	10,687
Total	$45,491	$46,600

(1)	No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the year ended December 31, 2020, the Company had two customers, primarily within the Connected Home segment, that each individually accounted for 15% and 14% of net revenue, respectively. The Company had two customers, primarily within the Connected Home segment, that each individually accounted for 16% of net revenue for the year ended December 31, 2019, and 17% and 15% of net revenue for the year ended December 31, 2018, respectively.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$158,054	$158,054	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	165	—	165	—
Trading securities: mutual funds(1)	5,368	5,368	—	—
Foreign currency forward contracts(2)	324	—	324	—
Total assets measured at fair value	$165,237	$163,422	$489	$1,326
Liabilities:
Foreign currency forward contracts(3)	$2,382	$—	$2,382	$—
Contingent consideration(4)	3,000	—	—	3,000
Total liabilities measured at fair value	$5,382	$—	$2,382	$3,000

	As of December 31, 2019
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$22,105	$22,105	$—	$—
Available-for-sale debt investments: convertible debt (1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit (1)	149	—	149	—
Trading securities: mutual funds (1)	4,023	4,023	—	—
Foreign currency forward contracts (2)	152	—	152	—
Total assets measured at fair value	$27,755	$26,128	$301	$1,326
Liabilities:
Foreign currency forward contracts (3)	$525	$—	$525	$—
Contingent consideration (4)	5,928	—	—	5,928
Total liabilities measured at fair value	$6,453	$—	$525	$5,928

(1)	Included in Short-term investments on the Company's consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company's consolidated balance sheets.
(3)	Included in Other accrued liabilities on the Company's consolidated balance sheets.
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

The components of lease cost were as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Operating lease cost	$10,482	$11,945
Short-term lease cost (1)	1,702	1,111
Total lease cost (2)	$12,184	$13,056

(1)	Includes variable lease cost, which was immaterial.
(2)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Prior to the adoption of ASC 842 Leases on January 1, 2019, rent expense in the year ended December 31, 2018 was $9.4 million.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2020	2019
	(In thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$12,127	$11,652

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$9,463	$918

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2020	2019
Weighted Average Remaining Lease Term (in years)
Operating leases	4.2	4.5

Weighted Average Discount Rate
Operating leases	4.0%	3.7%

As of December 31, 2020, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2021	$10,209
2022	9,488
2023	6,764
2024	6,105
2025	4,430
Thereafter	796
Total lease payments	37,792
Less imputed interest	(3,131)
Total	$34,661

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

	December 31, 2020	September 27, 2020	June 28, 2020	March 29, 2020
Net revenue	$367,073	$378,114	$280,052	$229,963
Gross profit	$111,116	$113,494	$81,301	$66,241
Provision for income taxes	$2,531	$6,214	$3,247	$518
Net income (loss)	$30,948	$25,535	$5,983	$(4,173)
Net income (loss) per share:
Basic	$1.02	$0.85	$0.20	$(0.14)
Diluted	$0.99	$0.83	$0.20	$(0.14)

	December 31, 2019	September 29, 2019	June 30, 2019	March 31, 2019
Net revenue	$252,971	$265,858	$230,852	$249,082
Gross profit	$69,583	$77,192	$65,445	$82,008
Provision (benefit) for income taxes	$1,045	$(228)	$756	$2,207
Net income (loss)	$(420)	$12,529	$839	$12,843
Net income (loss) per share:
Basic	$(0.01)	$0.41	$0.03	$0.41
Diluted	$(0.01)	$0.39	$0.03	$0.39

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management (including our Chief Executive Officer and Chief Financial Officer), our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) were effective as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Controls

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

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2021 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2020 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2020.

Page

Schedule II—Valuation and Qualifying Accounts	120

Schedule II—Valuation and Qualifying Accounts (1)

	Balance at Beginning of Year	Other		Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2020	$1,079	$2		$—	$—	$1,081
Year ended December 31, 2019	1,254	—		21	(196)	1,079
Year ended December 31, 2018	1,050	—		50	154	1,254
Allowance for sales returns:
Year ended December 31, 2020	$—	$—		$—	$—	$—
Year ended December 31, 2019	—	—		—	—	—
Year ended December 31, 2018	14,321	(14,321)	(2)	—	—	—
Allowance for price protection:
Year ended December 31, 2020	$—	$—		$—	$—	$—
Year ended December 31, 2019	—	—		—	—	—
Year ended December 31, 2018	3,245	(3,245)	(2)	—	—	—

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

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities	10-K	2/18/2020	4.2

10.1	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1

10.2#	2016 Equity Incentive Plan, as amended	8-K	6/2/2020	10.1

10.3#	2003 Employee Stock Purchase Plan, as amended	S-8	6/3/2016	99.2

10.4#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3

10.5#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.6#	NETGEAR, Inc. Executive Bonus Plan	8-K	2/5/2020	99.2

10.7*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.8*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.9*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.10	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1

10.10a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1

10.10b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B

10.11#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5

10.11a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51

10.12#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	4/10/2003	10.8

10.12a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52

10.13#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10

10.13a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49

10.14#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54

10.15#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21

10.16#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	11/2/2018	10.1*

10.17#	Form of Change in Control and Severance Agreement (Other Executive Officers)	10-Q	11/2/2018	10.2*

10.18#	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1

10.19#	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2

10.20#	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3

10.21#	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4

10.22#	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5

21.1	List of subsidiaries and affiliates				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 16th day of February 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 16, 2021
Patrick C.S. Lo	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 16, 2021
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ SARAH S. BUTTERFASS	Director	February 16, 2021
Sarah S. Butterfass

/S/ LAURA J. DURR	Director	February 16, 2021
Laura J. Durr

/S/ JEF T. GRAHAM	Director	February 16, 2021
Jef T. Graham

/S/ BRADLEY L. MAIORINO	Director	February 16, 2021
Bradley L. Maiorino

/S/ JANICE M. ROBERTS	Director	February 16, 2021
Janice M. Roberts

/S/ GREGORY J. ROSSMANN	Director	February 16, 2021
Gregory J. Rossmann

/S/ BARBARA V. SCHERER	Director	February 16, 2021
Barbara V. Scherer

/S/ THOMAS H. WAECHTER	Director	February 16, 2021
Thomas H. Waechter