Form 10-Q
period 2021-03-28
NETGEAR, INC.
filed 2021-04-30
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 28, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 30,466,470 as of April 23, 2021.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	March 28, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$363,514	$346,460
Short-term investments	7,142	6,858
Accounts receivable, net of allowance for doubtful accounts of $1,081 as of March 28, 2021 and December 31, 2020	312,922	337,052
Inventories	215,705	172,112
Prepaid expenses and other current assets	31,592	30,696
Total current assets	930,875	893,178
Property and equipment, net	14,897	16,080
Operating lease right-of-use assets, net	27,743	29,411
Intangibles, net	2,409	3,899
Goodwill	80,721	80,721
Other non-current assets	80,770	82,750
Total assets	$1,137,415	$1,106,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,348	$90,902
Accrued employee compensation	26,648	35,020
Other accrued liabilities	220,322	218,375
Deferred revenue	15,134	13,458
Income taxes payable	11,876	7,318
Total current liabilities	361,328	365,073
Non-current income taxes payable	20,906	19,174
Non-current operating lease liabilities	24,050	25,512
Other non-current liabilities	6,708	6,896
Total liabilities	412,992	416,655
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	31	30
Additional paid-in capital	896,710	882,709
Accumulated other comprehensive income (loss)	6	(35)
Accumulated deficit	(172,324)	(193,320)
Total stockholders’ equity	724,423	689,384
Total liabilities and stockholders’ equity	$1,137,415	$1,106,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 28, 2021	March 29, 2020
Net revenue	$317,925	$229,963
Cost of revenue	206,984	163,722
Gross profit	110,941	66,241
Operating expenses:
Research and development	23,829	19,739
Sales and marketing	37,815	33,031
General and administrative	15,405	13,134
Other operating expenses (income), net	2,565	(332)
Total operating expenses	79,614	65,572
Income from operations	31,327	669
Interest income	10	262
Other income (expense), net	(562)	(4,586)
Income (loss) before income taxes	30,775	(3,655)
Provision for income taxes	7,815	518
Net income (loss)	$22,960	$(4,173)

Net income (loss) per share
Basic	$0.75	$(0.14)
Diluted	$0.72	$(0.14)
Weighted average shares used to compute net income (loss) per share:
Basic	30,665	29,583
Diluted	31,814	29,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 28, 2021	March 29, 2020
Net income (loss)	$22,960	$(4,173)
Other comprehensive income, before tax:
Change in unrealized gains and losses on derivatives	47	403
Other comprehensive income, before tax	47	403
Tax provision related to derivatives	(6)	(53)
Other comprehensive income, net of tax	41	350
Comprehensive income (loss)	$23,001	$(3,823)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	41	—	41
Net Income	—	—	—	—	22,960	22,960
Stock-based compensation	—	—	6,960	—	—	6,960
Restricted stock unit withholdings	(48)	—	—	—	(1,964)	(1,964)
Issuance of common stock under stock-based compensation plans	407	1	7,041	—	—	7,042
Balance as of March 28, 2021	30,758	$31	$896,710	$6	$(172,324)	$724,423

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	350	—	350
Net loss	—	—	—	—	(4,173)	(4,173)
Stock-based compensation	—	—	6,336	—	—	6,336
Repurchase of common stock	(584)	—	—	—	(15,008)	(15,008)
Restricted stock unit withholdings	(54)	—	—	—	(1,347)	(1,347)
Issuance of common stock under stock-based compensation plans	305	—	2,940	—	—	2,940
Balance as of March 29, 2020	29,592	$30	$840,641	$371	$(243,251)	$597,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 28, 2021	March 29, 2020
Cash flows from operating activities:
Net income (loss)	$22,960	$(4,173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,661	4,630
Stock-based compensation	6,960	6,336
Gain/loss on investments, net	49	4,530
Deferred income taxes	2,803	1,042
Provision for excess and obsolete inventory	1,201	2,403
Other	—	(222)
Changes in assets and liabilities:
Accounts receivable	24,130	19,586
Inventories	(44,794)	52,484
Prepaid expenses and other assets	(1,877)	6,802
Accounts payable	(3,197)	(41,488)
Accrued employee compensation	(8,371)	(5,816)
Other accrued liabilities	1,428	(16,745)
Deferred revenue	1,494	452
Income taxes payable	6,290	(816)
Net cash provided by operating activities	13,737	29,005
Cash flows from investing activities:
Purchases of property and equipment	(1,588)	(1,275)
Purchases of long-term investments	(340)	(250)
Other	158	19
Net cash used in investing activities	(1,770)	(1,506)
Cash flows from financing activities:
Repurchases of common stock	—	(15,008)
Restricted stock unit withholdings	(1,964)	(1,347)
Proceeds from exercise of stock options	4,146	462
Proceeds from issuance of common stock under employee stock purchase plan	2,905	2,478
Net cash provided by (used in) financing activities	5,087	(13,415)
Net increase in cash and cash equivalents	17,054	14,084
Cash and cash equivalents, at beginning of period	346,460	190,208
Cash and cash equivalents, at end of period	$363,514	$204,292

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. The Company's products are designed to simplify and improve people’s lives. The Company's goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6E, WiFi 6, 5G and Pro AV switching. NETGEAR's product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance its product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2020 has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

COVID-19 Pandemic

The COVID-19 outbreak, declared as a pandemic by the World Health Organization in March 2020, has had widespread, rapidly-evolving and unpredictable impacts on the global economy, supply chain and work force participation, and created significant volatility and disruption in financial markets. The pandemic has impacted and may continue to impact the Company's supply chain in its ability to timely procure finished goods due to material shortages and freight capacity, its workforce and the operations of its customers, and has led to increased freight rates. Continued and extended periods of global supply chain, workforce availability and economic disruption could significantly affect the Company's business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus, and makes it difficult to reasonably estimate the impact of COVID-19 on the Company's business operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended March 28, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
Note 2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report. The Company’s significant accounting policies have not materially changed during the three months ended March 28, 2021.

Accounting Pronouncements Recently Adopted

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries. Additionally, it provides other simplifying measures for the accounting for income taxes. The Company adopted the new standard effective January 1, 2021. The adoption had no impact on the Company's financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Effective

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. The Company does not expect that the new guidance will have material impact on its financial position, results of operations and cash flows as this new guidance will potentially only impact the Company’s currency forward rates under its hedging program and its incremental borrowing rate in determining the present value of lease payments.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 28, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$96,828	$2,001	$1,109	$99,938

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

The following table reflects the contract balances as of March 28, 2021 and December 31, 2020, respectively:

	Balance Sheet Location	March 28, 2021	December 31, 2020
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$312,922	$337,052
Contract liabilities - current	Deferred revenue	$15,134	$13,458
Contract liabilities - non-current	Other non-current liabilities	$2,982	$3,165

The difference in the balances of the Company's contract assets and liabilities as of March 28, 2021 and December 31, 2020 primarily results from the timing difference between the Company's performance and the customer’s payment.

During the three months ended March 28, 2021, $7.4 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $5.9 million of revenue was recognized for the satisfaction of performance obligations and $5.3 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	March 28, 2021			March 29, 2020
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$186,417	$32,733	$219,150	$129,164	$29,026	$158,190
EMEA	31,173	29,917	61,090	17,971	24,177	42,148
APAC	23,328	14,357	37,685	17,528	12,097	29,625
Total	$240,918	$77,007	$317,925	$164,663	$65,300	$229,963
Sales channels:
Service provider	$22,238	$799	$23,037	$26,687	$797	$27,484
Non-service provider	218,680	76,208	294,888	137,976	64,503	202,479
Total	$240,918	$77,007	$317,925	$164,663	$65,300	$229,963

Note 4. Balance Sheet Components

Inventories

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Raw materials	$6,854	$7,756
Finished goods	208,851	164,356
Total	$215,705	$172,112

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.2 million and $2.4 million for the three months ended March 28, 2021 and March 29, 2020, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Computer equipment	$9,399	$10,550
Furniture, fixtures and leasehold improvements	18,234	18,674
Software	29,560	29,499
Machinery and equipment	71,100	72,156
Total property and equipment, gross	128,293	130,879
Accumulated depreciation and amortization	(113,396)	(114,799)
Total	$14,897	$16,080

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Depreciation expense pertaining to property and equipment was $3.1 million and $3.0 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Intangibles, net

	As of March 28, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(57,942)	$1,857	$59,799	$(57,835)	$1,964
Customer contracts and relationships	56,800	(56,800)	—	56,800	(55,534)	1,266
Other	10,345	(9,793)	552	10,345	(9,676)	669
Total	$126,944	$(124,535)	$2,409	$126,944	$(123,045)	$3,899

Amortization of purchased intangibles was $1.5 million and $1.6 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

Other non-current assets

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$65,514	$68,323
Long-term investments	8,686	8,395
Other	6,570	6,032
Total	$80,770	$82,750

Long-term investments

The Company's long-term investments are primarily comprised of equity investments without readily determinable fair values. The changes in the carrying value of these investments during the periods represented are as follows:

	Three Months Ended
	March 28, 2021		March 29, 2020
	(In thousands)
Carrying value as of the beginning of the period	$7,758	(1)	$8,147
Additions from purchase of investments	340		250
Impairment	—		(4,530)
Carrying value as of the end of the period	$8,098	(1)	$3,867

(1)The balances presented do not include an investment in limited partnership fund of $0.6 million.

For the equity investments without readily determinable fair values as of March 28, 2021, cumulative downward adjustments for price changes and impairment was $7.9 million and cumulative upward adjustments for price changes was $0.2 million.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
Current operating lease liabilities	$8,985	$9,149
Sales and marketing	89,056	83,561
Warranty obligations	8,176	9,240
Sales returns(1)	59,624	66,972
Freight and duty	15,872	14,885
Other	38,609	34,568
Total	$220,322	$218,375

(1)Inventory expected to be received from future sales returns amounted to $28.9 million and $32.6 million as of March 28, 2021 and December 31, 2020, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $16.1 million and $18.0 million as of March 28, 2021 and December 31, 2020, respectively.

Note 5. Derivative Financial Instruments

The Company's subsidiaries have material future cash flows related to revenue and expenses denominated in currencies other than the U.S. dollar, the Company's functional currency worldwide. The Company executes currency forward contracts that typically mature in less than 6 months to mitigate its currency risk, in currencies including Australian dollars, British pounds, euros, Canadian dollar, and Japanese yen. The Company does not enter into derivatives transactions for trading or speculative purposes.

The Company's foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any individual counter-party. The Company continuously evaluates the credit quality of its counter-party financial institutions and does not consider non-performance a material risk.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the three months ended March 28, 2021 and March 29, 2020.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of March 28, 2021, and December 31, 2020, are summarized as follows:

	Balance Sheet			Balance Sheet
	Location	March 28, 2021	December 31, 2020	Location	March 28, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$973	$324	Other accrued liabilities	$199	$2,344
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	7	—	Other accrued liabilities	1	38
Total		$980	$324		$200	$2,382

Refer to Note 12, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income (Loss)

The effect of the Company's derivative instruments on AOCI and the unaudited condensed consolidated statements of operations for the three months ended March 28, 2021 and March 29, 2020 are summarized as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income (loss) - Effective Portion	$(371)	$985
Gains (losses) reclassified from accumulated other comprehensive income (loss) into income (loss) - Effective Portion (1):
Net revenue	$(463)	$676
Cost of revenue	$—	$(2)
Research and development	$12	$(2)
Sales and marketing	$26	$(77)
General and administrative	$7	$(13)
Derivatives not designated as hedging instruments:
Gains recognized in Other income (expense), net	$1,416	$1,778

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Note 6. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net income (loss) per share for the three months ended March 28, 2021 and March 29, 2020 are as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands, except per share data)
Numerator:
Net income (loss)	$22,960	$(4,173)

Denominator:
Weighted average common shares - basic	30,665	29,583
Potentially dilutive common share equivalent	1,149	—
Weighted average common shares - dilutive	31,814	29,583

Basic net income (loss)per share	$0.75	$(0.14)
Diluted net income (loss) per share	$0.72	$(0.14)

Anti-dilutive employee stock-based awards, excluded	287	2,485

Note 7. Income Taxes

The income tax provision for the three months ended March 28, 2021 and March 29, 2020 were $7.8 million, or an effective tax rate of 25.4% and $0.5 million, or an effective tax rate of (14.2)%, respectively. The increase in tax expense for the three months ended March 28, 2021, compared to the prior year period, was due primarily to higher pre-tax earnings. For the three months ended March 29, 2020, the benefit on a year-to-date loss was offset by valuation allowances recorded on investment impairments during the period as well as the impact of limitations of current and future stock-based compensation deductions for certain executive officers under IRC section 162(m).

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination by the U.S. Internal Revenue Service for its fiscal year ended December 31, 2018 as well as other state, local and foreign jurisdictions for different years.

On March 11, 2021, the American Rescue Plan Act of 2021, also known as the COVID-19 Stimulus Package, was signed into law. The provisions of the American Rescue Plan do not have a material impact on income taxes or liquidity in the current year.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Commencing at the onset of the COVID-19 pandemic in March 2020, the Company experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. The Company has responded by extending its ordering horizon to as long as 15 months. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet our purchase order, even if it is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of March 28, 2021, the Company had approximately $166.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets. The Company's suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

Non-Trade Commitments

As of March 28, 2021, the Company had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
Balance as of beginning of the period	$9,240	$10,556
Provision for warranty liability made	963	1,683
Settlements made	(2,027)	(2,316)
Balance as of the end of the period	$8,176	$9,923

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2021.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 28, 2021.

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

Via Vadis v. NETGEAR, Inc.

On August 22, 2014, the Company was sued by Via Vadis, LLC and AC Technologies, S.A. (“Via Vadis”), in the Western District of Texas. The complaint alleges that the Company's ReadyNAS and Stora products “with built-in BitTorrent software" allegedly infringe three related patents of Via Vadis (U.S. Patent Nos. 7,904,680, RE40, 521, and 8,656,125). Via Vadis filed similar complaints against Belkin, Buffalo, Blizzard, D-Link, and Amazon.

By referring to “built-in BitTorrent software,” the Company believes that the complaint is referring to the BitTorrent Sync application, which was released by BitTorrent Inc. in spring of 2014. At a high-level, the application allows file synchronization across multiple devices by storing the underlying files on multiple local devices, rather than on a centralized server. The Company's ReadyNAS products do not include BitTorrent software when sold. The BitTorrent application is provided as one of a multitude of potential download options, but the software itself is not included on the Company’s devices when shipped. Therefore, the only viable allegation at this point is an indirect infringement allegation.

On November 10, 2014, the Company answered the complaint denying that it infringes the patents in suit and also asserting the affirmative defenses that the patents in suit are invalid and barred by the equitable doctrines of laches, waiver, and/or estoppel.

On February 6, 2015, the Company filed its motion to transfer venue from the Western District of Texas to the Northern District of California with the Court; on February 13, 2015, Via Vadis filed its opposition to the Company's motion to transfer; and on February 20, 2015, the Company filed its reply brief on its motion to transfer. In early April 2015, the Company received the plaintiff’s infringement contentions, and on June 12, 2015, the defendants served invalidity contentions. On July 30, 2015, the Court granted the Company's motion to transfer venue to the Northern District of California. In addition, the Company learned that Amazon and Blizzard filed petitions for the inter partes reviews (“IPRs”) for the patents in suit. On October 30, 2015, the Company and Via Vadis filed a joint stipulation requesting that the Court vacate all deadlines and enter a stay of all proceedings in the case pending the Patent Trial and Appeal Board’s final non-appealable decision on the IPRs initiated by Amazon and Blizzard. On November 2, 2015, the Court granted the requested stay. On March 8, 2016, the Patent Trial and Appeal Board issued written decisions instituting the IPRs jointly filed by Amazon and Blizzard. In early March of 2017, The Patent Trial and Appeal Board (PTAB) issued various decisions regarding Amazon’s and Blizzard’s IPRs of the patents in suit. One of the IPRs of the '125 patent resulted in a finding by the PTAB that Amazon and Blizzard had had failed to show invalidity.

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

On August 8, 2019, Via Vadis filed its notice of appeal to the Federal Circuit in the W.D. Texas cases. The Company's case in N.D. California will remain stayed during the pendency of the appeal.

On July 8, 2020, the Federal Circuit issued its opinion in the appeal of the Via Vadis cases pending in the W.D. of Texas against Amazon and Blizzard. The appellate court affirmed-in-part and reversed-in-part. The Company expects that the stay in the Company's case in N.D. California will be lifted and the Court will likely set a case management conference in the coming months.

On February 16, 2021, Via Vadis dismissed the case with prejudice, thereby concluding this matter without any material impact to the Company.

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

On August 28, 2017, the Company submitted its initial disclosures to the plaintiff. The initial scheduling conference was on October 2, 2017, and the Court set five day jury trial for March 19, 2019 for the leading Vivato/D-Link case, meaning the Company's trial date will be at some point after March 19, 2019.

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

Hera Wireless v. NETGEAR, Inc.

On July 14, 2017, the Company was sued by Sisvel (via Hera Wireless) in the District of Delaware on three related patents allegedly covering the 802.11n standard. Similar complaints were filed against Amazon, ARRIS, Belkin, Buffalo, and Roku. On December 12, 2017, the Company answered the complaint and asserted various affirmative defenses, including invalidity and noninfringement. A proposed joint Scheduling Order was submitted to the Court on January 24, 2018 with trial proposed for March of 2020.

On February 27, 2018, Hera Wireless identified the accused products and the asserted claims, alleging that any 802.11n compliant product infringes, and identified only the Company's Orbi and WND930 products with particularity. Hera Wireless’ infringement contentions were submitted on April 28, 2018. Discovery is ongoing.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

John Pham v. Arlo Technologies, Inc., NETGEAR Inc., et al., and other related actions

On January 9, 2019 and January 10, 2019, February 1, 2019 and February 8, 2019, the Company was sued in four separate securities class action suits in Superior Court of California, County of Santa Clara, along with Arlo Technologies, individuals, and underwriters involved in the spin-off of Arlo. Two more similar state actions have been filed against Arlo Technologies Inc. et al. In total, six putative class action complaints have now been filed in California state court in Santa Clara County. The Company is named as a defendant in five of the six lawsuits. The complaints generally allege that Arlo’s IPO materials contained false and misleading statements, hiding problems with Arlo’s Ultra product. These claims are styled as violations of Sections 11, 12(a), and 15 of the Securities Act of 1933.

There is also a putative class action pending in federal court in the Northern District of California, on behalf of the same class of plaintiffs, making very similar claims. The Company is not presently named in the federal action. Defendants filed motions to stay the state court actions in deference to the federal court action. The court held a hearing on April 26, 2019 to consider whether to consolidate the six lawsuits and appoint a “lead plaintiff” and another hearing on May 31, 2019 to consider defendants’ motions to stay the state court cases. On June 21, 2019, the California state court judge granted the Company's motion to stay the state court case pending the outcome of the federal case. The case will now proceed only in federal court.

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

The Court issued the final written approval for the settlement after the March 11, 2021 hearing in the federal matter. Three individuals who filed suit in state court have requested exclusion from the settlement.

Subject to resolution with the three individuals who filed suit in state court, there will be no material financial impact on the Company.

Aegis 11 S.A. v. NETGEAR Inc.

On June 21, 2019, Aegis 11 S.A. (“Aegis”) sued the Company and several other defendants for patent infringement in the District of Delaware. Aegis asserted that NETGEAR’s WiFi routers infringe three patents related to the 802.11 standard: U.S. Patent No. 6,839,553, U.S. Patent No. 9,584,200, and U.S. Patent No. 9,848,443.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Dunjun Technology v. NETGEAR (China Patent Matters)

On or around July 2, 2020, Company received notice from its local litigation counsel in China that a Chinese Non-Practicing Entity (NPE) brought an infringement action against its Beijing office before the Beijing Municipal Intellectual Property Office (BMIPO). The action alleges that NETGEAR WAC510 and other devices infringe Chinese patent ZL02123502.3 (the ’502 Patent). On or around October 20, 2020, Dunjun added one of the Company's resellers to this Complaint.

On October 13, 2020, the Parties attended a hearing of the infringement case before the BMIPO. The Company also filed a companion invalidity case on the patent. While the invalidity case is pending, the BMIPO has stayed the infringement case along with its ruling from the hearing. The parties attended the invalidity hearing before the CNIPA on January 28, 2021 and on March 30, 2021, the CNIPA affirmed the patent’s validity.

On March 5, 2021, the Company’s U.S. entity (NETGEAR, Inc.) was served with the infringement case filed before the Shanghai IP Court seeking damages. The parties are currently negotiating a resolution in these cases.

Subject to successful resolution of these cases, there will be no material financial impact on the Company.

Altair Logix LLC v NETGEAR Inc.

On July 28, 2020, Altair Logix LLC (“Altair”) sued the Company in the District of Delaware. Altair’s Complaint asserts that the Company's Meural frame infringes U.S. Pat. 6,289,434 (the “434” Patent) titled “Apparatus and Method of Implementing Systems on Silicon Using Dynamic-Adaptive Run-Time Reconfigurable Circuits for Processing Multiple, Independent Data and Control Streams of Varying Rates.” The Company filed its Answer on January 12, 2021. The parties are currently conducting discovery.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Q3 Networking LLC v. NETGEAR Inc.

On September 21 and September 22, 2020, Q3 Networking LLC (“Q3”) filed Complaints against the Company, Commscope (with Ruckus and Arris) and Hewlett Packard Enterprises (with Aruba Networks) (together “Defendants” or “Respondents”) at the District Court of Delaware and the International Trade Commission (“ITC”), respectively. Both actions allege that the Company's routers and access points infringe four patents: U.S. Pats. 7,457,627 (the ’627 Patent), 7,609,677 (the ’677 Patent), 7,895,305 (the ’305 Patent), and 8,797,853 (the ’853 Patent) relating to different aspects of networking technology (e.g., 802.11and QoS). The ITC case was instituted on October 23, 2020. On November 10, 2020, NETGEAR filed, and the Court granted, a Motion to Stay the Delaware action while the ITC case is pending.

The Parties are conducting fact and expert discovery in the ITC case. Some key dates include fact discovery cutoff on April 21, 2021 and expert discovery cutoff on June 3, 2021. On April 5 and April 6, 2021, the Company and co-respondents filed IPRs against the ’627 Patent and ’853 Patent, respectively.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

Beijing Tianxing Ebel Information Consulting Co., Ltd v. NETGEAR Inc.

On or around October 19, 2020, Beijing Tianxing Ebel Information Consulting Co., Ltd (“Tianxing”) filed two Complaints against the Company in the Beijing Intellectual Property Court (“Beijing IP Court”). Tianxing’s Complaints assert that the Company's ReadyNAS RR2304 infringes each of Chinese Patent Nos. ZL200410096563.1 and ZL201010144680.6. The patents are titled “Method for Treating Medium Access Control Address in Main and Spare Conversion” and “Network Access Method, System, Network Authentication Method, Equipment and Terminal,” respectively.

In December 2020, NETGEAR Beijing was served with the third suit by Beijing Tianxing. This Complaint asserts that the Company's ReadyNAS RR2304 infringes Chinese Patent No. ZL200510103486.2, titled “System and Method for Processing Link Fault of Wideband Access Apparatus.”

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company filed jurisdictional challenges in all three cases. It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Network-1 Technologies v. NETGEAR Inc

On December 15, 2020, Network-1 filed a breach of contract suit against the Company in New York State Court for failure to pay royalties for its Power over Ethernet (“PoE”) products under the parties’ Settlement and Licensing Agreement (“Agreement”). The Company disagrees with Network-1’s position on the Agreement. The parties did not reach an agreement in mediation. The Company has filed a motion to compel arbitration pursuant to the Agreement and the parties are awaiting the Court’s decision.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

2BCom v. NETGEAR Inc.

On January 13, 2021, 2BCom sued the Company in the Northern District of California. 2BCom’s Complaint asserts that the Company's routers infringe U.S. Pats. 6,885,643 (the “’434 Patent”), 6,928,166 (the “’166 Patent”), 7,039,445 (the “’445 Patent”), 7,460,477 (the “’477 Patent”) based on 802.11 and other standards. On April 15, 2021, the Company filed its Answer to the case.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

WSOU v. NETGEAR Inc.

On January 13, 2021, WSOU Investments, LLC (WSOU) filed three complaints against the Company in the US District Court for the Western District of Texas (WDTX). WSOU alleges that the Company’s routers and switches infringe three patents related to wireless communication technologies. The patents asserted are US Patent Nos.: 7,512,096 (the “ʼ096 Patent”), 9,338,171 (the “ʼ171 Patent”) and 7,551,630 (the “ʼ630 Patent”). On April 15, 2021, the Company filed motions to dismiss for improper venue or to transfer in lieu of answering in all three cases.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Shenzhen Yuanyu and Gaoping Yaoyi  v. NETGEAR Beijing

On or around March 19, 2021, the Company’s Beijing entity was served in seven patent infringement suits filed by Shenzhen Yuanyu Investment Co., Ltd. and Gaoping Yaoyi Trading Co., Ltd., at the Jinan Intermediate People’s Court. Shenzhen Yuanyu asserted Chinese patents ZL201010616817.3, ZL200610168028.1, ZL200410057124.X, ZL200710074176.1 in four separate suits. Gaoping Yaoyi asserted Chinese patents ZL200410080537.X, ZL200810126154.X, and 200710086745.4 in three separate suits. All cases allege the Company’s Nighthawk XR300 and XR500 infringe the patent. The Company filed jurisdictional challenges in all cases.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Beijing Yiwen v. NETGER Beijing

On or around April 1, 2021, the Company’s Beijing entity was served in two patent infringement cases filed by Beijing Yiwen Impression Advertisement Co., Ltd., Beijing Yiwen sued NETGEAR Beijing at the Beijing IP Court alleging the Company’s GS748T infringes Chinese patents ZL200510103486.2 and ZL200510120823.9. The Company filed jurisdictional challenges in all cases

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. As of March 28, 2021, 2.6 million shares remained authorized for repurchase under the repurchase program. The Company did not repurchase any shares of common stock under the authorizations during the three months ended March 28, 2021. The Company repurchased, reported based on trade date, approximately 0.6 million shares of common stock, at a cost of approximately $15.0 million under the repurchase authorization during the three months ended March 29, 2020.

The Company repurchased, as reported based on trade date, approximately 48,000 and 54,000 shares of common stock, at a cost of approximately $2.0 million and $1.3 million, during the three months ended March 28, 2021 and March 29, 2020, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following table sets forth the changes in accumulated other comprehensive income ("AOCI") by component during the three months ended March 28, 2021 and March 29, 2020:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	(371)	82	(289)
Less: Amount reclassified from accumulated other comprehensive income	—	(418)	88	(330)
Net current period other comprehensive income (loss)	—	47	(6)	41
Balance as of March 28, 2021	$(2)	$5	$3	$6

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$(2)	$22	$1	21
Other comprehensive income (loss) before reclassifications	—	985	(175)	810
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	582	(122)	460
Net current period other comprehensive income (loss)	—	403	(53)	350
Balance as of March 29, 2020	$(2)	$425	$(52)	$371

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables provide details about significant amounts reclassified out of each component of AOCI for the three months ended March 28, 2021 and March 29, 2020:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(463)	$676
Cost of revenue	—	(2)
Research and development	12	(2)
Sales and marketing	26	(77)
General and administrative	7	(13)
Total before tax	(418)	582
Tax impact	88	(122)
Total, net of tax	$(330)	$460

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of March 28, 2021, approximately 2.6 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of March 28, 2021, approximately 0.3 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the three months ended March 28, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	1,333	$27.86
Exercised	(170)	$24.37
Outstanding as of March 28, 2021	1,163	$28.37

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity during the three months ended March 28, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	1,584	$30.66
Granted	22	$42.50
Vested	(134)	$40.39
Cancelled	(24)	$30.40
Outstanding as of March 28, 2021	1,448	$29.94

Performance Shares Activity

In July 2020, the Company's executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares activity during the three months ended March 28, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	141	$28.22
Granted	—	$—
Vested	—	$—
Cancelled	—	$—
Outstanding as of March 28, 2021	141	$28.22

Valuation and Expense Information

The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs and performance shares is based on the closing fair market value of the Company's common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted under the 2016 Plan and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No options were granted during the three months ended March 28, 2021 and March 29, 2020. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP during the three months ended March 28, 2021 and March 29, 2020:

	Three Months Ended
	March 28, 2021	March 29, 2020
	ESPP
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.06%	1.55%
Expected volatility	50.0%	38.8%
Dividend yield	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Cost of revenue	$834	$705
Research and development	1,146	1,034
Sales and marketing	1,780	1,779
General and administrative	3,200	2,818
Total	$6,960	$6,336

As of March 28, 2021, $2.4 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.1 years and $30.8 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.0 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of value added services, including parental controls and cyber security for their home networks; and

•

SMB: Focused on small and medium-sized businesses and consists of business networking, wireless LAN, video over Ethernet for Pro AV applications, security and remote management solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, change in fair value of contingent consideration, restructuring and other charges, litigation reserves, net, interest income and other income (expense), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020

Net Revenue:
Connected Home	$240,918	$164,663
SMB	77,007	65,300
Total net revenue	$317,925	$229,963

Contribution Income:
Connected Home	$47,303	$13,587
Contribution margin	19.6%	8.3%
SMB	$16,284	$13,567
Contribution margin	21.1%	20.8%
Total segment contribution income	$63,587	$27,154
Corporate and unallocated costs	(21,290)	(18,962)
Amortization of intangibles (1)	(1,445)	(1,519)
Stock-based compensation expense	(6,960)	(6,336)
Change in fair value of contingent consideration	—	222
Restructuring and other charges	(2,270)	135
Litigation reserves, net	(295)	(25)
Interest income	10	262
Other income (expense), net (2)	(562)	(4,586)
Income (loss) before income taxes	$30,775	$(3,655)

(1)	Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.
(2)	Amounts include gain/loss on investments, net, of $49,000 and $4.5 million for the three months ended March 28, 2021 and March 29, 2020, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
United States (U.S.)	$213,618	$154,805
Americas (excluding U.S.)	5,532	3,385
EMEA	61,090	42,148
APAC	37,685	29,625
Total net revenue	$317,925	$229,963

Long-lived assets by Geographic Region

The Company's long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, net are located in the following geographic locations:

	As of
	March 28, 2021	December 31, 2020
	(In thousands)
United States (U.S.)	$17,641	$19,173
Americas (excluding U.S.)	2,481	2,845
EMEA	3,095	3,215
Singapore	5,601	5,964
APAC (excluding Singapore) (1)	13,822	14,294
Total	$42,640	$45,491

(1)	No individual country, other than disclosed above, represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of March 28, 2021 and December 31, 2020:

	As of March 28, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$160,512	$160,512	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	6	—	6	—
Trading securities: mutual funds(1)	5,809	5,809	—	—
Foreign currency forward contracts(2)	980	—	980	—
Total assets measured at fair value	$168,633	$166,321	$986	$1,326
Liabilities:
Foreign currency forward contracts(3)	$200	$—	$200	$—
Contingent consideration(4)	3,000	—	—	3,000
Total liabilities measured at fair value	$3,200	$—	$200	$3,000

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$158,054	$158,054	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	165	—	165	—
Trading securities: mutual funds(1)	5,368	5,368	—	—
Foreign currency forward contracts(2)	324	—	324	—
Total assets measured at fair value	$165,237	$163,422	$489	$1,326
Liabilities:
Foreign currency forward contracts(3)	$2,382	$—	$2,382	$—
Contingent consideration(4)	3,000	—	—	3,000
Total liabilities measured at fair value	$5,382	$—	$2,382	$3,000

(1)	Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets.
(3)	Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
(4)

Included in Other non-current accrued liabilities on the Company's unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that is contingent upon the achievement of certain technical and service revenue milestones.

The Company's investments in cash equivalents and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company's available-for-sale marketable investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent consideration resulting from acquisitions and available-for-sale convertible debt securities, which were issued by a privately held company, are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company includes expenses related to restructuring and other charges in Other operating expenses (income), net in the unaudited condensed consolidated statements of operations. Accrued restructuring and other charges are classified within Accrued employee compensation and Other accrued liabilities on the unaudited condensed consolidated balance sheets.

Restructuring and other charges recognized in the three months ended March 28, 2021 were primarily for severance, and other costs in relation to the consolidation of the offices in the APAC region to gain some cost efficiencies. The remaining liabilities as of March 28, 2021 will be paid off by July 2021.

The following table provides a summary of the activity related to accrued restructuring and other charges for the three months ended March 28, 2021:

	Accrued Restructuring and Other Charges at December 31, 2020	Additions (1)	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 28, 2021
	(In thousands)
Restructuring
Employee termination charges	$87	$1,885	$(114)	$(25)	$1,833
Lease contract termination and other charges	227	375	(181)	(64)	357
Total Restructuring and other charges	$314	$2,260	$(295)	$(89)	$2,190

(1)Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statements of operations for the period presented included non-cash charges and adjustments, net of $75,000, which were excluded from the table above.

Note 14. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through December 2026. The leases have remaining lease terms of approximately 1 year to 6 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease cost were as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In Thousands)
Operating lease cost	$2,394	$2,880
Short-term lease cost	330	114
Total lease cost (1)	$2,724	$2,994

(1)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company's unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$2,109	$3,074

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$394	$1,295

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding continued profitability and cash generation; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product introductions that position the Company for growth and market share gain; and expectations regarding NETGEAR's paid subscriber base growth, registered users and registered app users. These statements are based on management's current expectations and are subject to certain risks and uncertainties, including the following: uncertainty surrounding the duration and impact of the global COVID-19 pandemic; future demand for the Company's products may be lower than anticipated; consumers may choose not to adopt the Company's new product offerings or adopt competing products; product performance may be adversely affected by real world operating conditions; the Company may be unsuccessful or experience delays in manufacturing and distributing its new and existing products; telecommunications service providers may choose to slow their deployment of the Company's products or utilize competing products; the Company may be unable to grow its number of registered users and/or registered app users; the Company may be unable to grow its paid subscriber base; the Company may be unable to collect receivables as they become due; the Company may fail to manage costs, including the cost of developing new products and manufacturing and distribution of its existing offerings; changes in the level of NETGEAR's cash resources and the Company's planned usage of such resources, including potential repurchases of the Company's common stock; changes in the Company's stock price and developments in the business that could increase the Company's cash needs; fluctuations in foreign exchange rates; and the actions and financial health of the Company's customers. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G and Pro AV switching. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of value added services, including parental controls and cyber security for their home networks. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, video over Ethernet for Pro AV applications, security and remote management solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and through our online platform at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Walmart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (U.S.), JD.com, Alibaba (China) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Tech Data, Exertis (U.K.) and Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, we believe that the proportion of sales through e-commerce platforms will continue to grow in the foreseeable future.

Financial Overview

During the three months ended March 28, 2021, our net revenue and income from operations increased by $88.0 million and $30.7 million, respectively, compared to the prior year period. The increase in net revenue was due to robust demand for Connected Home products powered by unprecedented bandwidth consumption in the home where people transitioned to conducting the majority of their daily lives as a result of the COVID-19 pandemic. Additionally, net revenue for SMB products increased due to strong demand for work from home solutions, including low port count switches and wireless products while demand for Pro AV applications increased meaningfully year over year. The increase in net revenue generated an increase in gross profit of $44.7 million, which was partially offset by an increase of $14.0 million in operating expenses to support the higher net revenue achievement.

On a geographic basis, net revenue increased across all three regions during the three months ended March 28, 2021, as compared to the prior year period. The increases in all the regions were attributable to strong demand for both Connected Home and SMB products.

COVID-19 Pandemic Update

The COVID-19 outbreak, declared as a pandemic by the World Health Organization in March 2020, has had widespread, rapidly-evolving and unpredictable impacts on the global economy, supply chains and work force participation and created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. As a result, we have taken actions to direct the majority of our worldwide workforce to work from home, suspend travel and replace in-person events with digital events. We will continue to actively monitor the situation, including progress made through vaccinations, and will make further changes to our business operations as may be required by federal, state, or local authorities or that we determine are in the best interests of our employees, customers, partners, suppliers, and stockholders.

The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We continue to experience an increase in demand for our products as consumers and businesses seek flexible networking solutions for their day to day needs. We expect the shift to remote working to increase relative to the experience pre-pandemic, thus maintaining the demand for high performance and dependable WiFi networks with a sustained increase in our target addressable market. As a result of the on-going pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, which constrains our ability to capitalize fully on end market demand. We expect supply chain constraints to exist through 2021 for certain products. We are targeting mid to high single digit net revenue growth in fiscal 2021 for both Connected Home and SMB combined compared to the prior year. We anticipate increased demand for Connected Home products from consumer channels, increased demand for SMB products, partially offset by lower net revenue from sales to service provider customers for Connected Home products. We will look to continue to execute on our strategy of capitalizing on technological inflection points of WiFi 6E, WiFi 6, 5G and Pro AV switching, to develop and expand the premium WiFi market through new product introductions and develop and roll out service offerings to build recurring service revenue streams. While we have been successful in navigating COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic and the broader implications of the macro-economic recovery, any related disruptions to channel partners and restrictions on travel and transport, all of which are uncertain and cannot be predicted. A large portion of our global workforce has been working remotely as a result of the pandemic for about a year. Their comfort level and willingness to switch from remote workng to a hybrid or full time in person model, as we make plans to re-open all our offices, is uncertain and cannot be predicted. With the increase in work from home and distance learning mandates since the commencement of the pandemic, we believe we will continue to see a move to greater participation by companies and employees in remote working and learning post-pandemic, increasing the demand for high performance, dependable WiFi networks. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the COVID-19 pandemic.

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

For a complete description of what we believe to be the critical accounting policies and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report. Refer to Note 1. The Company and Basis of Presentation, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the risks and uncertainties related to the COVID-19 pandemic.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the three months ended March 28, 2021, with the comparable reporting period in the preceding year.

	Three Months Ended
	March 28, 2021		March 29, 2020
	(In thousands, except percentage data)
Net revenue	$317,925	100.0%	$229,963	100.0%
Cost of revenue	206,984	65.1%	163,722	71.2%
Gross profit	110,941	34.9%	66,241	28.8%
Operating expenses:
Research and development	23,829	7.5%	19,739	8.6%
Sales and marketing	37,815	11.9%	33,031	14.3%
General and administrative	15,405	4.8%	13,134	5.7%
Other operating expenses (income), net	2,565	0.8%	(332)	(0.1)%
Total operating expenses	79,614	25.0%	65,572	28.5%
Income from operations	31,327	9.9%	669	0.3%
Interest income	10	0.0%	262	0.1%
Other income (expense), net	(562)	(0.2)%	(4,586)	(2.0)%
Income (loss) before income taxes	30,775	9.7%	(3,655)	(1.6)%
Provision for income taxes	7,815	2.5%	518	0.2%
Net income (loss)	$22,960	7.2%	$(4,173)	(1.8)%

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

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Americas	$219,150	38.5%	$158,190
Percentage of net revenue	68.9%		68.8%
EMEA	$61,090	44.9%	$42,148
Percentage of net revenue	19.2%		18.3%
APAC	$37,685	27.2%	$29,625
Percentage of net revenue	11.9%		12.9%
Total net revenue	$317,925	38.3%	$229,963

Americas

Net revenue in Americas increased for the three months ended March 28, 2021, compared to the prior year period, largely due to increased demand for our Connected Home products. Beginning March 2020, we saw strong demand for Connected Home products in response to work and schooling from home mandates lifting the target addressable market for reliable, high performance home networking equipment. The surge in demand continued through the first fiscal quarter of 2021 and resulted in net revenue in increasing by 44.3%. The demand increase was driven by home wireless, particularly WiFi 6 mesh systems, WiFi 6 routers as well as broadband modem and gateway products with demand for premium, highly reliable and high speed internet connectivity covering the entire home becoming a necessity. SMB net revenue in Americas increased by 12.8% for the three months ended March 28, 2021, compared to the prior year period, primarily due to higher net revenue of our SMB wireless products.

EMEA

Net revenue in EMEA increased for the three months ended March 28, 2021, compared to the prior year period, driven by strong demand for both Connected Home and SMB products. Connected Home net revenue in EMEA increased by 73.5% mainly driven by high demand for home wireless products from consumer channels as customers transitioned to performing more of their daily lives from home. SMB net revenue in EMEA grew by 23.7% mainly due to higher net revenue of switch and SMB wireless products driven by strong demand for work from home solutions.

APAC

Net revenue in APAC increased for the three months ended March 28, 2021, compared to the prior year period. Connected Home net revenue in APAC increased by 33.1%, largely due to higher net revenue from home wireless products, while SMB net revenue increased by 18.7%, largely due to increased net revenue from switch products. In the prior year period, we faced challenges from the onset of the COVID-19 pandemic resulting in reduced demand for our products, particularly in the China region.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations in prices paid for components, net of vendor rebates, royalty and licensing fees, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory, amortization of acquired intangibles and capitalized software development costs. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Cost of revenue	$206,984	26.4%	$163,722
Gross margin percentage	34.9%		28.8%

Cost of revenue increased for the three months ended March 28, 2021 compared to the prior year period, mainly due to higher net revenue.

Gross margin increased for the three months ended March 28, 2021 compared to the prior year period, primarily due to improved product margins with our premium products in the Connected Home segment comprising a greater percentage of net revenue, lower channel promotional activities deemed to be a reduction of revenue as a proportion of net revenue, lower provisions for sales returns and warranty partially offset by higher air freight expense as a proportion of net revenue.

For the remainder of 2021, we would expect gross margins to trend down from the first fiscal quarter of 2021 achievement and perform slightly above the levels experienced in the comparative periods of 2020. We have experienced disruptions to our supply chain since the onset of the pandemic, with partners being affected by factory uptime, scarcity of component materials and limited capacity to transport cargo via sea and air. These disruptions have resulted in the elongation of our supply chain. Additionally, we have experienced increase to costs associated with freight transportation. If such disruptions become widespread, they could significantly hamper our ability to fulfill the heightened demand for our products, while continued increases to costs associated with supply chain could impact our margin performance. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Research and development	$23,829	20.7%	$19,739

Research and development expense increased for the three months ended March 28, 2021, mainly due to increases in personnel-related expenditures of $3.6 million and engineering projects and outside professional services of $0.8 million, compared to the prior year period. The increase in personnel-related expenditures was mainly attributable to the growth of our software engineering team, while we incurred higher bonus expense associated with higher profitability, for the three months ended March 28, 2021, as compared to the prior year period. The increase in professional services expense was driven primarily by higher spending on development of initiatives to expand our product portfolio and service offerings. Research and development headcount decreased to 270 as of March 28, 2021 from 276 as of March 29, 2020, resulting from the restructuring activities incurred at the end of the first fiscal quarter of 2021 as we consolidated our offices in the APAC region to gain some cost efficiencies.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, Pro AV, web-managed, app-managed, 10Gig and PoE switch products. We expect research and development expense as a percentage of net revenue to remain consistent with the first fiscal quarter of 2021 experience in the coming quarters. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas described above. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Sales and marketing	$37,815	14.5%	$33,031

Sales and marketing expense increased for the three months ended March 28, 2021, compared to the prior year period, primarily due to increases in marketing expenditures of $1.7 million, outbound freight costs of $1.4 million, and personnel-related expenditures of $1.2 million. The higher marketing expenditure was mainly attributable to increased investment in brand awareness. The increases to outbound freight and personnel-related expenditures was as a result of higher net revenue achievement, compared to the prior year period. Sales and marketing headcount decreased from 272 as of March 29, 2020 to 260 as of March 28, 2021. The reduction in sales and marketing headcount was primarily associated with restructuring activities associated with international office closures in the first half of 2020.

We expect our sales and marketing expense as a percentage of net revenue in the remainder of 2021 to be slightly below the levels of the comparative periods of 2020. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
General and administrative	$15,405	17.3%	$13,134

General and administrative expense increased for the three months ended March 28, 2021, compared to the prior year period, primarily due to increases in personnel-related expenditures of $1.3 million and legal and professional services of $0.9 million. The increase in personnel-related expenditures was mainly due to increases in bonus expense attributable to improved profitability. General and administrative headcount was 138 as of March 28, 2021 as compared to 143 as of March 29, 2020.

We expect our general and administrative expenses as a percentage of net revenue in the remainder of 2021 to be in line or slightly below the levels of the comparative periods of 2020. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited

Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in the fair value of contingent consideration.

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Other operating expenses (income), net	$2,565	**	$(332)

**	Percentage change not meaningful.

Other operating expenses (income), net increased for the three months ended March 28, 2021, compared to the prior year period, largely driven by higher restructuring and other charges associated with the consolidation of our offices in the APAC region to gain some cost efficiencies in the first fiscal quarter of 2021. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Interest income	$10	(96.2)%	$262
Other income (expense), net	(562)	(87.7)%	(4,586)
Total	$(552)	(87.2)%	$(4,324)

The change in interest income for the three months ended March 28, 2021, compared to the prior year period, was not significant.

The change in other income (expense), net in the three months ended March 28, 2021, compared to the prior year period, was primarily due to $4.5 million of impairment charges, recognized in the three months ended March 29, 2020 and brought about by triggering events impacting the valuation of a number of our privately held long-term investments. Our foreign currency hedging program effectively reduced volatility associated with hedged currency exchange rate movements during the three months ended March 28, 2021. For a detailed discussion of our hedging program and related foreign currency contracts, refer to Note 5. Derivative Financial Instruments, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Provision for Income Taxes

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(In thousands, except percentage data)
Provision for income taxes	$7,815	**	$518
Effective tax rate	25.4%		(14.2)%

**	Percentage change not meaningful.

The increase in tax expense for the three months ended March 28, 2021, compared to the prior year period, was due primarily to higher pre-tax earnings. For the three months ended March 29, 2020, the benefit on a year-to-date loss was offset by valuation allowances recorded on investment impairments during the period as well as the impact of limitations of current and future stock-based compensation deductions for certain executive officers under IRC section 162(m).

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are currently under examination by the U.S. Internal Revenue Service (“IRS”) for our fiscal year ended December 31, 2018. We are also under examination in various other state, local and foreign jurisdictions.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11. Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue in Note 3. Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Connected Home Segment

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(in thousands, except percentage data)
Net revenue	$240,918	46.3%	$164,663
Percentage of net revenue	75.8%		71.6%
Contribution income	$47,303	248.1%	$13,587
Contribution margin	19.6%		8.3%

The increase in Connected Home net revenue in the three months ended March 28, 2021, compared to prior year period, was primarily due to increased demand for Connected Home products powered by unprecedented bandwidth consumption in the home where people have transitioned to conducting the majority of their daily lives as a result of the pandemic. Connected Home net revenue in consumer channels increased by $80.7 million in the three months ended March 28, 2021, compared to the prior year period, mainly due to higher net revenue from home wireless and broadband modem and gateway products. The growth in net revenue of home wireless products in consumer channels was largely driven by increased demand for WiFi 6 mesh systems, and WiFi 6 routers and extenders. Geographically, we experienced increases in net revenue across all regions.

Connected Home contribution income increased in the three months ended March 28, 2021, compared to the prior year period, primarily due to higher net revenue, higher gross margin attainment and lower operating expenses as a proportion of net revenue. The higher gross margin attainment was mainly attributable to increased product margin attributable to WiFi 6 mesh systems and routers.

SMB Segment

	Three Months Ended
	March 28, 2021	% Change	March 29, 2020
	(in thousands, except percentage data)
Net revenue	$77,007	17.9%	$65,300
Percentage of net revenue	24.2%		28.4%
Contribution income	$16,284	20.0%	$13,567
Contribution margin	21.1%		20.8%

SMB net revenue increased for the three months ended March 28, 2021, compared to the prior year period, due to strong demand for work from home solutions, including low port count switches and wireless products while demand for Pro AV applications increased meaningfully year over year. Geographically, we experience growth in SMB net revenue across all three regions in the three months ended March 28, 2021, compared to the prior year period.

SMB contribution income increased slightly for the three months ended March 28, 2021, compared to the prior year period, primarily as a result of higher SMB net revenue and lower operating expenses as a proportion of net revenue, partially offset by lower gross margin attainment. The lower gross margin attainment was mainly due to higher freight expense as a percentage of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of March 28, 2021, we had cash, cash equivalents and short-term investment of $370.7 million, an increase of $17.3 million from December 31, 2020.

As of March 28, 2021, approximately 29% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Three Months Ended
	March 28, 2021	March 29, 2020
	(In thousands)
Cash provided by operating activities	$13,737	$29,005
Cash used in investing activities	(1,770)	(1,506)
Cash provided by (used in) financing activities	5,087	(13,415)
Net cash increase	$17,054	$14,084

Operating activities

Net cash provided by operating activities decreased by $15.3 million for the three months ended March 28, 2021, compared to the prior year period, primarily due to unfavorable working capital movements, partially offset by higher net income. The lower net cash inflow from working capital was mainly driven by higher inventory holding, partially offset by lower payments to suppliers and other non-trade vendors. Inventory holding increased as we sought to rebuild inventory carrying levels and to compensate for elongated transit times and supply chain disruptions experienced since onset of the COVID-19 pandemic.

Our Days Sales Outstanding (“DSO”) was 86 days as of March 28, 2021, consistent with 87 days as of December 31, 2020. Our accounts payable decreased from $90.9 million as of December 31, 2020 to $87.3 million as of March 28, 2021 due to timing of inventory receipts and supplier payments. Inventory increased from $172.1 million as of December 31, 2020 to $215.7 million as of March 28, 2021. Ending inventory turns were 3.8 in the three months ended March 28, 2021, down from 5.9 in the three months ended December 31, 2020.

Investing activities

The change in net cash used in investing activities in the three months ended March 28, 2021, compared to the prior year period, was not material.

Financing activities

Net cash provided by financing activities was $5.1 million in the three months ended March 28, 2021, compared to $13.4 million of cash used in the prior year period, primarily due to lower stock repurchase activity and increased proceeds from exercise of stock options.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of March 28, 2021, 2.6 million shares remained authorized for repurchase under the repurchase program. During the three months ended March 28, 2021, we did not repurchase any shares of common stock under the authorizations. During the three months ended March 29, 2020, we repurchased and retired, reported based on trade date, approximately 0.6 million shares of common stock at a cost of approximately $15.0 million. We also repurchased and retired, as reported based on trade date, approximately 48,000 and 54,000 shares of common stock, at a cost of approximately $2.0 million and $1.3 million during the three months ended March 28, 2021 and March 29, 2020, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Contractual Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 28, 2021, from those as of December 31, 2020 disclosed in Part II, Item 7, of our Annual Report.

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Commencing at the onset of the COVID-19 pandemic in March 2020, we experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. We have responded by extending our ordering horizon to as long as 15 months. We may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet our purchase order, even if it is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of March 28, 2021, we had approximately $166.2 million in non-cancelable purchase commitments with suppliers, up from $126.1million as of December 31, 2020, primarily due to timing of deliveries expected in the second quarter of 2021 compared to the experience in the first quarter of 2021. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on our unaudited condensed consolidated balance sheets. Our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. As of March 28, 2021, we had approximately $35.9 million in non-cancelable operating lease commitments. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 14. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Off-Balance Sheet Arrangements

As of March 28, 2021, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of the Security and Exchange Commission’s (the “SEC”) Regulation S-K.

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

During the three months ended March 28, 2021, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Risk Factors Summary

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Quarterly Report on Form 10-Q that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to our Business, Industry and Operations

•	The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.
•	We expect our operating results to fluctuate on a quarterly and annual basis.
•	If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.
•	We obtain several key components from limited or sole sources.
•	We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs.
•	Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses.
•	If we fail to continue to introduce or acquire new products and services that achieve broad market acceptance on a timely basis, we will not be able to compete effectively.
•	We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced net revenue.
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

•	If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

Financial, Legal, Regulatory and Tax Compliance Risks

•	Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.
•	We are exposed to adverse currency exchange rate fluctuations.
•	We could incur significant liability if the distribution of Arlo shares to our stockholders (the “Distribution”) is determined to be a taxable transaction.
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

Additional factors that could affect our businesses, results of operations and financial condition are discussed below. However, other factors not discussed below or elsewhere in this Quarterly Report on Form 10-Q could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

Any risk factor described in this Quarterly Report on Form 10-Q or in any of our other SEC filings could by itself, or together with other factors, materially adversely affect our liquidity, competitive position, business, reputation, results of operations, capital position or financial condition, including by materially increasing our expenses or decreasing our revenues, which could result in material losses.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2021.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, testing, customer support, and other activities, which could have an adverse effect on our operations. For example, we have a significant research and development center in Bangalore, India, and significant vendor relationships with third party information technology and software development providers who are also based in India, which is currently experiencing a tremendous surge in COVID-19 cases at this time. Furthermore, we rely on third-party laboratories to test and certify our products. If these service providers close or reduce staffing, it could delay our product development efforts. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	the duration and impact of the COVID-19 pandemic, particularly on our supply chain, our channel partners and our end market sales;
•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;

•	component supply constraints, including specialized WiFi 6 chipsets, or sudden, unforeseen price increases from our vendors;
•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•	unanticipated increases in costs, including air and ocean freight, associated with shipping and delivery of our products;
•	shift in overall product mix sales from higher to lower gross margin products, or from one business segment to another, that would adversely impact our gross margins;
•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;
•	delay or failure to fulfill orders for our products on a timely basis;
•	our inability to accurately forecast product demand, resulting in increased inventory exposure;
•	the inability to maintain stable operations by our suppliers, distribution centers and other parties with which we have commercial relationships;
•	changes in the pricing policies of or the introduction of new products by us or our competitors;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;
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

* If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. For example, in March 2021, the Suez Canal, one of the world’s busiest trading routes and a route through which we ship our products, was blocked in both directions for six days after the container ship Ever Given ran aground. This disrupted trade between Europe, the Middle East and Asia, causing delays for over 350 cargo ships carrying billions of dollars of products, including ours. Also, labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. For example, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has been particularly acute in Southern California, where this distribution center is located. This has led to port congestion, temporary closures of the distribution center due to COVID-19 outbreaks, and difficulty in procuring ground transportation. If significant disruptions along these lines were to take place within the last few weeks of the quarter, this could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

* We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to increased demand for our Connected Home products. Shortages of key components used to manufacture these products and longer lead times in ordering additional components have, in some cases, such as specialized WiFi 6 chipsets, limited our ability to manufacture products in the volumes needed to fully meet this demand. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. For example, we are currently experiencing price increases with certain suppliers and manufacturing partners, and are negotiating price increases with certain other suppliers and manufacturing partners. This could adversely affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

* We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and our brand may suffer.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. For example, we are currently experiencing price increases with certain of our manufacturing partners, and are negotiating price increases with certain other of our manufacturing partners. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

* Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins or loss of market share.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, in the recent past certain network security companies such as Symantec have introduced security routers for the home consumer market to compete with us and we believe that other network security companies may also seek to do the same. Price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope, Eero by Amazon and Linksys by Foxconn. Additionally, in the case of Linksys, Foxconn is one of our main third party manufacturing partners, which presents an additional risk if Foxconn decides to prioritize its interest in Linksys over its relationship with us. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

* Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

The prior U.S. administration altered the approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States. It is unclear at this time whether the current U.S. administration will continue the policies of the prior administration. We worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. These efforts are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our market share, competitive position and operating performance.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the first quarter of fiscal 2021 and approximately 31% of overall net revenue in fiscal 2020. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

* We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. In addition, these licenses often require royalty payments or other consideration to the third party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-

party technologies will continue to be licensed to us on commercially acceptable terms, if at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards, which would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our margins, market share, and operating results could be significantly harmed.

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. For example, we license software from Bitdefender for our NETGEAR Armor cybersecurity services offering and we license software from Circle Media Labs, Inc. for our parental controls service offering. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our subscription service offerings related to network security and smart parental controls. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, operating results and financial condition could be materially adversely affected.

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

          We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. For example, the new presidential administration may attempt to raise tax rates for U.S. corporations and has proposed a corporate tax rate of 28% in addition to other changes in U.S. tax law that would increase our U.S. tax burden. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

          We have been audited by the Italian Tax Authority (ITA) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

The Company's U.S. federal tax return and payroll taxes for our fiscal year ended December 31, 2018 is currently under examination by the IRS. We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-

practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. Recently, a third-party non-practicing entity initiated litigation against us in the United States International Trade Commission, which carries with it the threat of an injunction on the importation of our products into the United States, as well as a significant increase in time and resources to defend against. In addition, several third-party non-practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, thus far we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo's initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - January 24, 2021	—	$—	—	2,636,302
January 25, 2021 - February 21, 2021	44,758	$41.39	—	2,636,302
February 22, 2021 - March 28, 2021	2,761	$40.01	—	2,636,302
Total	47,519	$41.31	—

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended March 28, 2021, we did not repurchase any shares of common stock under the authorizations.

(2)

During the three months ended March 28, 2021, we repurchased and retired, as reported based on trade date, approximately 48,000 shares of common stock at a cost of approximately $2.0 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.23*	Offer Letter, dated November 15, 2019, between the registrant and Vikram Mehta				X

10.24*	Offer Letter, dated December 4, 2019, between the registrant and Martin D. Westhead				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104**	Cover Page Interactive Data File				X

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

*	Indicates management contract or compensatory plan or arrangement.

**	Included in Interactive Data File covered by Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETGEAR, INC.
Registrant
/s/ BRYAN D. MURRAY
Bryan D. Murray
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 30, 2021