Form 10-Q
period 2021-06-27
NETGEAR, INC.
filed 2021-07-30
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 27, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 30,543,590 as of July 23, 2021.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	June 27, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$328,941	$346,460
Short-term investments	6,378	6,858
Accounts receivable, net of allowance for doubtful accounts of $1,081 as of June 27, 2021 and December 31, 2020	290,598	337,052
Inventories	251,764	172,112
Prepaid expenses and other current assets	34,110	30,696
Total current assets	911,791	893,178
Property and equipment, net	14,217	16,080
Operating lease right-of-use assets, net	25,798	29,411
Intangibles, net	2,184	3,899
Goodwill	80,721	80,721
Other non-current assets	77,496	82,750
Total assets	$1,112,207	$1,106,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,381	$90,902
Accrued employee compensation	32,729	35,020
Other accrued liabilities	222,903	218,375
Deferred revenue	15,620	13,458
Income taxes payable	1,719	7,318
Total current liabilities	343,352	365,073
Non-current income taxes payable	20,370	19,174
Non-current operating lease liabilities	21,887	25,512
Other non-current liabilities	3,598	6,896
Total liabilities	389,207	416,655
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	31	30
Additional paid-in capital	906,327	882,709
Accumulated other comprehensive income (loss)	82	(35)
Accumulated deficit	(183,440)	(193,320)
Total stockholders’ equity	723,000	689,384
Total liabilities and stockholders’ equity	$1,112,207	$1,106,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net revenue	$308,811	$280,052	$626,736	$510,015
Cost of revenue	215,455	198,751	422,439	362,473
Gross profit	93,356	81,301	204,297	147,542
Operating expenses:
Research and development	22,586	21,144	46,415	40,883
Sales and marketing	35,740	34,384	73,555	67,415
General and administrative	15,623	15,481	31,028	28,615
Other operating expenses (income), net	(2,097)	1,425	468	1,093
Total operating expenses	71,852	72,434	151,466	138,006
Income from operations	21,504	8,867	52,831	9,536
Interest income	3	49	13	311
Other income (expense), net	696	314	134	(4,272)
Income before income taxes	22,203	9,230	52,978	5,575
Provision for income taxes	4,369	3,247	12,184	3,765
Net income	$17,834	$5,983	$40,794	$1,810

Net income per share
Basic	$0.58	$0.20	$1.33	$0.06
Diluted	$0.57	$0.20	$1.29	$0.06
Weighted average shares used to compute net income per share:
Basic	30,574	29,617	30,614	29,608
Diluted	31,464	30,070	31,648	30,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Net income	$17,834	$5,983	$40,794	$1,810
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	87	(418)	134	(15)
Other comprehensive income (loss), before tax	87	(418)	134	(15)
Tax benefit (provision) related to derivatives	(11)	54	(17)	1
Other comprehensive income (loss), net of tax	76	(364)	117	(14)
Comprehensive income	$17,910	$5,619	$40,911	$1,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	41	—	41
Net Income	—	—	—	—	22,960	22,960
Stock-based compensation	—	—	6,960	—	—	6,960
Restricted stock unit withholdings	(48)	—	—	—	(1,964)	(1,964)
Issuance of common stock under stock-based compensation plans	407	1	7,041	—	—	7,042
Balance as of March 28, 2021	30,758	31	896,710	6	(172,324)	724,423
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	76	—	76
Net income	—	—	—	—	17,834	17,834
Stock-based compensation	—	—	6,902	—	—	6,902
Repurchase of common stock	(654)	—	—	—	(24,999)	(24,999)
Restricted stock unit withholdings	(106)	—	—	—	(3,951)	(3,951)
Issuance of common stock under stock-based compensation plans	497	—	2,715	—	—	2,715
Balance as of June 27, 2021	30,495	$31	$906,327	$82	$(183,440)	$723,000

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	350	—	350
Net loss	—	—	—	—	(4,173)	(4,173)
Stock-based compensation	—	—	6,336	—	—	6,336
Repurchase of common stock	(584)	—	—	—	(15,008)	(15,008)
Restricted stock unit withholdings	(54)	—	—	—	(1,347)	(1,347)
Issuance of common stock under stock-based compensation plans	305	—	2,940	—	—	2,940
Balance as of March 29, 2020	29,592	30	840,641	371	(243,251)	597,791
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(364)	—	(364)
Net income	—	—	—	—	5,983	5,983
Stock-based compensation	—	—	9,172	—	—	9,172
Repurchase of common stock	(315)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(95)	—	—	—	(2,260)	(2,260)
Issuance of common stock under stock-based compensation plans	502	—	3,324	—	—	3,324
Balance as of June 28, 2020	29,684	$30	$853,137	$7	$(247,028)	$606,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 27, 2021	June 28, 2020
Cash flows from operating activities:
Net income	$40,794	$1,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,881	9,383
Stock-based compensation	13,862	15,508
Gain/loss on investments, net	8	4,530
Change in fair value of contingent consideration	(3,003)	89
Deferred income taxes	7,083	2,867
Provision for excess and obsolete inventory	2,255	4,579
Changes in assets and liabilities:
Accounts receivable	46,455	(323)
Inventories	(81,907)	80,325
Prepaid expenses and other assets	(4,367)	1,031
Accounts payable	(20,477)	(4,791)
Accrued employee compensation	(2,291)	2,769
Other accrued liabilities	4,760	(27,052)
Deferred revenue	1,859	2,281
Income taxes payable	(4,402)	(836)
Net cash provided by operating activities	8,510	92,170
Cash flows from investing activities:
Purchases of property and equipment	(4,556)	(3,631)
Purchases of long-term investments	(340)	(6,265)
Other	13	2
Net cash used in investing activities	(4,883)	(9,894)
Cash flows from financing activities:
Repurchases of common stock	(24,999)	(22,508)
Restricted stock unit withholdings	(5,915)	(3,607)
Proceeds from exercise of stock options	6,863	3,786
Proceeds from issuance of common stock under employee stock purchase plan	2,905	2,478
Net cash used in financing activities	(21,146)	(19,851)
Net increase (decrease) in cash and cash equivalents	(17,519)	62,425
Cash and cash equivalents, at beginning of period	346,460	190,208
Cash and cash equivalents, at end of period	$328,941	$252,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. The Company's products are designed to simplify and improve people’s lives. The Company's goal is to enable people to collaborate and connect to a world of information and entertainment. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. The Company's products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6E, WiFi 6, 5G and audio and video over Ethernet. NETGEAR's product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance its product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

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

COVID-19 Pandemic

The COVID-19 outbreak, declared as a pandemic by the World Health Organization in March 2020, has had widespread, rapidly-evolving and unpredictable impacts on the global economy, supply chain and work force participation, and created significant volatility and disruption in financial markets. The pandemic has impacted and may continue to impact the Company's supply chain in its ability to timely procure finished goods due to material shortages and freight capacity, its workforce and the operations of its customers, and has led to increased freight rates and material costs. Continued and extended periods of global supply chain, workforce availability and economic disruption could significantly affect the Company's business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus and its variants, and makes it difficult to reasonably estimate the impact of COVID-19 on the Company's business operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended June 27, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
Note 2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report. The Company’s significant accounting policies have not materially changed during the six months ended June 27, 2021.

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

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. Effective in the second fiscal quarter of 2021, the Company electively adopted the optional expedients under the new standard and transitioned from LIBOR to Secured Overnight Financing Rate (SOFR) to determine the Company’s currency forward rates under its hedging program and its incremental borrowing rate in determining the present value of lease payments. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 27, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$126,016	$1,907	$1,126	$129,049

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

The following table reflects the contract balances as of June 27, 2021 and December 31, 2020, respectively:

	Balance Sheet Location	June 27, 2021	December 31, 2020
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$290,598	$337,052
Contract liabilities - current	Deferred revenue	$15,620	$13,458
Contract liabilities - non-current	Other non-current liabilities	$2,862	$3,165

The difference in the balances of the Company's contract assets and liabilities as of June 27, 2021 and December 31, 2020 primarily results from the timing difference between the Company's performance and the customer’s payment.

During the six months ended June 27, 2021, $14.8 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $12.9 million of revenue was recognized for the satisfaction of performance obligations and $8.9 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	June 27, 2021			June 28, 2020
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$177,703	$34,931	$212,634	$179,810	$22,436	$202,246
EMEA	32,549	29,223	61,772	31,203	17,156	48,359
APAC	19,611	14,794	34,405	19,004	10,443	29,447
Total	$229,863	$78,948	$308,811	$230,017	$50,035	$280,052
Sales channels:
Service provider	$35,391	$522	$35,913	$44,152	$871	$45,023
Non-service provider	194,472	78,426	272,898	185,865	49,164	235,029
Total	$229,863	$78,948	$308,811	$230,017	$50,035	$280,052

	Six Months Ended
	June 27, 2021			June 28, 2020
	Connected Home	SMB	Total	Connected Home	SMB	Total

Geographic regions:
Americas	$364,120	$67,664	$431,784	$308,974	$51,462	$360,436
EMEA	63,722	59,140	122,862	49,174	41,333	90,507
APAC	42,939	29,151	72,090	36,532	22,540	59,072
Total	$470,781	$155,955	$626,736	$394,680	$115,335	$510,015
Sales channels:
Service provider	$57,629	$1,321	$58,950	$70,839	$1,668	$72,507
Non-service provider	413,152	154,634	567,786	323,841	113,667	437,508
Total	$470,781	$155,955	$626,736	$394,680	$115,335	$510,015

Note 4. Balance Sheet Components

Inventories

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Raw materials	$10,809	$7,756
Finished goods	240,955	164,356
Total	$251,764	$172,112

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.1 million and $2.3 million for the three and six months ended June 27, 2021, respectively, and $2.2 million and $4.6 million for the three and six months ended June 28, 2020, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Computer equipment	$9,618	$10,550
Furniture, fixtures and leasehold improvements	18,168	18,674
Software	29,695	29,499
Machinery and equipment	72,072	72,156
Total property and equipment, gross	129,553	130,879
Accumulated depreciation	(115,336)	(114,799)
Total	$14,217	$16,080

Depreciation expense pertaining to property and equipment was $2.9 million and $6.0 million for the three and six months ended June 27, 2021, respectively, and $3.2 million and $6.2 million for the three and six months ended June 28, 2020, respectively.

Intangibles, net

	As of June 27, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(58,049)	$1,750	$59,799	$(57,835)	$1,964
Customer contracts and relationships	56,800	(56,800)	—	56,800	(55,534)	1,266
Other	10,345	(9,911)	434	10,345	(9,676)	669
Total	$126,944	$(124,760)	$2,184	$126,944	$(123,045)	$3,899

Amortization of purchased intangibles was $0.2 million and $1.7 million for the three and six months ended June 27, 2021, respectively, and $1.6 million and $3.2 million for the three and six months ended June 28, 2020, respectively.

Other non-current assets

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$61,223	$68,323
Long-term investments	10,053	8,395
Other	6,220	6,032
Total	$77,496	$82,750

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values during the periods represented were as follows:

	Six Months Ended
	June 27, 2021	June 28, 2020
	(In thousands)
Carrying value as of the beginning of the period (1)	$7,758	$8,147
Additions from purchase of investments	340	5,815
Impairment	—	(4,530)
Carrying value as of the end of the period (1)	$8,098	$9,432

(1)The balances excluded an investment in limited partnership funds of $0.6 million, $0.4 million and $0.6 million as of June 27, 2021, June 28, 2020 and December 31, 2020, respectively. Additionally, the balance as of June 27, 2021 excluded an investment in convertible debt of $1.3 million.

For the equity investments without readily determinable fair values as of June 27, 2021, cumulative downward adjustments for price changes and impairment was $7.9 million and cumulative upward adjustments for price changes was $0.2 million.

Other accrued liabilities

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
Current operating lease liabilities	$8,894	$9,149
Sales and marketing	99,597	83,561
Warranty obligations	7,180	9,240
Sales returns(1)	57,897	66,972
Freight and duty	13,567	14,885
Other	35,768	34,568
Total	$222,903	$218,375

(1)Inventory expected to be received from future sales returns amounted to $28.0 million and $32.6 million as of June 27, 2021 and December 31, 2020, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $16.5 million and $18.0 million as of June 27, 2021 and December 31, 2020, respectively.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the three and six months ended June 27, 2021 and June 28, 2020.

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

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of June 27, 2021, and December 31, 2020, were summarized as follows:

	Balance Sheet			Balance Sheet
	Location	June 27, 2021	December 31, 2020	Location	June 27, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$683	$324	Other accrued liabilities	$250	$2,344
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	98	—	Other accrued liabilities	5	38
Total		$781	$324		$255	$2,382

Refer to Note 12, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of Derivative Contracts on Unaudited Condensed Consolidated Statement of Operations and Accumulated Other Comprehensive Income

The effects of the Company's derivative instruments on AOCI and the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2021 and June 28, 2020 were summarized as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income - Effective Portion	$(308)	$(63)	$(679)	$922
Gains (losses) reclassified from accumulated other comprehensive income into income - Effective Portion (1):
Net revenue	$(489)	$343	$(952)	$1,019
Cost of revenue	$1	$1	$1	$(1)
Research and development	$32	$7	$44	$5
Sales and marketing	$51	$5	$77	$(72)
General and administrative	$10	$(1)	$17	$(14)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expense), net	$(363)	$(1,128)	$1,053	$650

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

Note 6. Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of Restricted Stock Units (“RSUs”) and performance shares, and issuances of shares under the Employee Stock Purchase Plan (the "ESPP"), which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

Net income per share for the three and six months ended June 27, 2021 and June 28, 2020 were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands, except per share data)
Numerator:
Net income	$17,834	$5,983	$40,794	$1,810

Denominator:
Weighted average common shares - basic	30,574	29,617	30,614	29,608
Potentially dilutive common share equivalent	890	453	1,034	471
Weighted average common shares - dilutive	31,464	30,070	31,648	30,079

Basic net income per share	$0.58	$0.20	$1.33	$0.06
Diluted net income per share	$0.57	$0.20	$1.29	$0.06

Anti-dilutive employee stock-based awards, excluded	348	2,245	347	2,425

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes

The income tax provision for the three and six months ended June 27, 2021 was $4.4 million, or an effective tax rate of 19.7% and $12.2 million, or an effective tax rate of 23.0%, respectively. The income tax provision for the three and six months ended June 28, 2020 was $3.2 million, or an effective tax rate of 35.2% and $3.8 million, or an effective tax rate of 67.5%, respectively. The increases in tax expense for the three and six months ended June 27, 2021, compared to the prior year periods, were due primarily to higher pre-tax earnings. The increase in tax expense for the three months ended June 27, 2021, compared to the prior year period, was partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals. For the three and six months ended June 28, 2020, tax expenses were increased by valuation allowances recorded on investment impairments during the period as well as the impact of limitations of current and future stock based compensation deductions for certain executive officers under IRC section 162(m).

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

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Commencing at the onset of the COVID-19 pandemic in March 2020, the Company experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. The Company has responded by extending its ordering horizon to as long as 18 months. The Company may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet our purchase order, even if it is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of June 27, 2021, the Company had approximately $133.2 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell for which it has committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets. The Company's suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-Trade Commitments

As of June 27, 2021, the Company had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
Balance as of beginning of the period	$8,176	$9,923	$9,240	$10,556
Provision for warranty liability made	798	1,528	1,761	3,211
Settlements made	(1,794)	(2,176)	(3,821)	(4,492)
Balance as of the end of the period	$7,180	$9,275	$7,180	$9,275

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2021.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 27, 2021.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Only the ’231 Patent remains from the pending case filed in 2017 described above (“XR I”). The parties are currently scheduled to start claim construction briefing in August 2021 with a hearing set for September 2021, but the case schedule is likely to change as the Judge has consolidated XR I with the newly-filed XR II case below.

On June 16, 2021, XR Communications filed a new suit (“XR II”) against the Company in the Central District of California (CDCA) alleging that the Company’s 802.11ax compliant products infringe XR’s U.S. Patents 7,729,728 (the ’728 Patent), 10,594,376 (the ’376 Patent), and 8,289,939 (the ’939 Patent). The Company is currently assessing XR II.

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

John Pham v. Arlo Technologies, Inc., NETGEAR Inc., et al., and other related actions

On March 11, 2021, the federal court in Northern District of California issued the approval order for the settlement, thereby concluding the federal matter. Three individuals who filed suit in state court requested exclusion from the settlement.

On June 4, 2021, the three individuals– Pham, Perros, and Patel– renewed their state class action case in the Superior Court of California, County of Santa Clara with an amended Complaint. In response, the Company, Arlo and other co-defendants have jointly filed a motion to dismiss and a demurrer to the state court action on June 21, 2021 and July 7, 2021, respectively.

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

Altair Logix LLC v NETGEAR Inc.

On July 28, 2020, Altair Logix LLC (“Altair”) sued the Company in the District of Delaware. Altair’s Complaint asserts that the Company's Meural frame infringes U.S. Pat. 6,289,434 (the “434” Patent) titled “Apparatus and Method of Implementing Systems on Silicon Using Dynamic-Adaptive Run-Time Reconfigurable Circuits for Processing Multiple, Independent Data and Control Streams of Varying Rates.” The Company filed its Answer on January 12, 2021. The parties are currently conducting discovery. The claim construction process will start in August 2021with the hearing set for early 2022.

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

On April 5 and April 6, 2021, the Company and co-respondents filed IPRs against the ’627 Patent and ’853 Patent, respectively.

Q3 also has a pending case against the Company in China asserting Chinese Patent ZL01809893.2, the Chinese patent corresponding to the ’853 Patent, before the Jinan People’s Intermediate Court. The Jinan Court has stayed the infringement case pending the result of the invalidity challenge filed by the Company before the China National Intellectual Property Administration (CNIPA). The oral hearing at the CNIPA is scheduled for August 23, 2021.

The ITC case is now in the pre-trial phase of the case and trial is scheduled for July 28 through August 2, 2021.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Conversion” and “Network Access Method, System, Network Authentication Method, Equipment and Terminal,” respectively.

In December 2020, NETGEAR Beijing was served with the third suit by Beijing Tianxing. This Complaint asserts that the Company's ReadyNAS RR2304 infringes Chinese Patent No. ZL200510103486.2, titled “System and Method for Processing Link Fault of Wideband Access Apparatus.”

The Company filed jurisdictional objections in all cases, but the Court has denied them. The infringement cases are now back in the substantive trial stage and the Company is preparing its defense.

As of June 11, 2021, the Company has also completed all submissions for the invalidity challenges against the three patents at the CNIPA, and is now awaiting a date for the oral hearing.

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

WSOU v. NETGEAR Inc.

On January 13, 2021, WSOU Investments, LLC (WSOU) filed three complaints against the Company in the US District Court for the Western District of Texas (WDTX). WSOU alleges that the Company’s routers and switches infringe three patents related to wireless communication technologies. The patents asserted are US Patent Nos.: 7,512,096 (the “ʼ096 Patent”), 9,338,171 (the “ʼ171 Patent”) and 7,551,630 (the “ʼ630 Patent”). On April 15, 2021, the Company filed motions to dismiss for improper venue or to transfer in lieu of answering in all three cases. The parties are currently conducting jurisdictional discovery.

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

As of June 28, 2021, the Company has completed all submissions for the invalidity challenges against the seven patents at the CNIPA. The Jinan Court has stayed the infringement case pending the results of the invalidity challenges.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Beijing Yiwen v. NETGEAR Beijing

On or around April 1, 2021, the Company’s Beijing entity was served in two patent infringement cases filed by Beijing Yiwen Impression Advertisement Co., Ltd., Beijing Yiwen sued NETGEAR Beijing at the Beijing IP Court alleging the Company’s GS748T infringes Chinese patents ZL200510103486.2 and ZL200510120823.9. The Company filed jurisdictional challenges in both of the infringement cases and is awaiting the Court’s ruling.

As of June 11, 2021, the Company completed all submissions for the invalidity challenges against both patents at the CNIPA, and is now awaiting a date for the oral hearing.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Shangdong Chengzi Medical Technology v. NETGEAR Beijing

On or around June 8, 2021, the Company’s Beijing entity was served in two China patent infringement cases. Plaintiff Shangdong Chengzi sued NETGEAR Beijing at the Beijing IP Court alleging the Company’s Orbi RBR20 and XR500 infringe Chinese patent ZL200810007497.4, titled “A method and device for pre-alarming exception.” The Company filed jurisdictional challenges in both cases and is awaiting the Court’s ruling.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Gaoping Yaoyi Trading Co. v. NETGEAR Beijing

On or around June 9, 2021, the Company was served in two China patent infringement cases. Plaintiff Gaoping Yaoyi, sued NETGEAR Beijing at the Liuzhou Intermediate People's Court alleging the Company’s XR300 infringes Chinese patent ZL200710162875.1 and ZL201110389019.6, titled “Data stream information transmission method, communication system and equipment” and “Network access management method and network access device,” respectively. The Company filed jurisdictional challenges in both infringement cases and is awaiting the Court’s ruling.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

TrackThings LLC v. NETGEAR

On June 21, 2021, TrackThings, a non-practicing entity, sued the Company in the Southern District of New York (SDNY). TrackThings asserts that the Company’s Orbi and Nighthawk mesh products infringe three patents related to mesh technology: U.S. Patent No. 9,642,017 (the ’017 Patent), titled “Apparatus and Method for Improving the Integrity and Performance of an Ad-Hoc Wireless Network,” U.S. Patent No. 9,332,442 (the ’442 Patent) titled “Apparatus and Method of a Configurable Network,” and U.S. Patent No. 10,107,893 (the ’893 Patent) titled “Apparatus and Method to Automatically Set a Master-Slave Monitoring System.” The Company’s Answer is due August 30, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. As of June 27, 2021, 2.0 million shares remained authorized for repurchase under the repurchase program. During the six months ended June 27, 2021 and June 28, 2020, the Company

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

repurchased, reported based on trade date, approximately 0.7 million and 0.9 million shares of common stock, respectively, at a cost of approximately $ 25.0 million and $22.5 million, respectively, under the repurchase authorizations.

The Company repurchased, reported based on trade date, approximately 154,000 and 149,000 shares of common stock, at a cost of approximately $5.9 million and $3.6 million, during the six months ended June 27, 2021 and June 28, 2020, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income ("AOCI") by component during the six months ended June 27, 2021 and June 28, 2020:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	(679)	154	(525)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(813)	171	(642)
Net current period other comprehensive income (loss)	—	134	(17)	117
Balance as of June 27, 2021	$(2)	$92	$(8)	$82

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	922	(196)	726
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	937	(197)	740
Net current period other comprehensive income (loss)	—	(15)	1	(14)
Balance as of June 28, 2020	$(2)	$7	$2	$7

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI for the three and six months ended June 27, 2021 and June 28, 2020:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(489)	$343	$(952)	$1,019
Cost of revenue	1	1	1	(1)
Research and development	32	7	44	5
Sales and marketing	51	5	77	(72)
General and administrative	10	(1)	17	(14)
Total before tax	(395)	355	(813)	937
Tax impact	83	(75)	171	(197)
Total, net of tax	$(312)	$280	$(642)	$740

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of June 27, 2021, approximately 2.2 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of June 27, 2021, approximately 0.3 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the six months ended June 27, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	1,333	$27.86
Exercised	(292)	$23.43
Outstanding as of June 27, 2021	1,041	$29.10

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity during the six months ended June 27, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	1,584	$30.66
Granted	479	$39.42
Vested	(507)	$31.94
Cancelled	(90)	$32.67
Outstanding as of June 27, 2021	1,466	$32.96

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

Performance shares activity during the six months ended June 27, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	141	$28.22
Granted	—	$—
Vested	—	$—
Cancelled	—	$—
Outstanding as of June 27, 2021	141	$28.22

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No options were granted during the three or six months ended June 27, 2021 and June 28, 2020 and no purchase rights were granted during the three months ended June 27, 2021 and June 28, 2020. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP during the six months ended June 27, 2021 and June 28, 2020:

	Six Months Ended
	June 27, 2021	June 28, 2020
	ESPP
Expected life (in years)	0.5	0.5
Risk-free interest rate	0.06%	1.55%
Expected volatility	50.0%	38.8%
Dividend yield	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
Cost of revenue	$362	$1,501	$1,196	$2,206
Research and development	1,272	1,707	2,418	2,741
Sales and marketing	1,953	1,890	3,733	3,669
General and administrative	3,315	4,074	6,515	6,892
Total	$6,902	$9,172	$13,862	$15,508

As of June 27, 2021, $1.6 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.0 years and $40.8 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.5 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6 Tri Band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of value added services, including parental controls and cyber security for their home networks; and

•

SMB: Focused on small and medium-sized businesses and consists of business networking, wireless LAN, video over Ethernet for Pro AV applications, security and remote management solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020

Net Revenue:
Connected Home	$229,863	$230,017	$470,781	$394,680
SMB	78,948	50,035	155,955	115,335
Total net revenue	$308,811	$280,052	$626,736	$510,015

Contribution Income:
Connected Home	$31,328	$36,187	$78,631	$49,774
Contribution margin	13.6%	15.7%	16.7%	12.6%
SMB	$16,410	$4,285	$32,694	$17,852
Contribution margin	20.8%	8.6%	21.0%	15.5%
Total segment contribution income	$47,738	$40,472	$111,325	$67,626
Corporate and unallocated costs	(21,251)	(19,489)	(42,541)	(38,451)
Amortization of intangibles (1)	(178)	(1,519)	(1,623)	(3,038)
Stock-based compensation expense	(6,902)	(9,172)	(13,862)	(15,508)
Change in fair value of contingent consideration	3,003	(311)	3,003	(89)
Restructuring and other charges	(886)	(1,117)	(3,156)	(982)
Litigation reserves, net	(20)	3	(315)	(22)
Interest income	3	49	13	311
Other income (expense), net (2)	696	314	134	(4,272)
Income before income taxes	$22,203	$9,230	$52,978	$5,575

(1)	Amounts excluded amortization expense related to patents within purchased intangibles in cost of revenue.
(2)

Amounts included gain/loss on investments, net, of $41,000 and $(8,000) for the three and six months ended June 27, 2021, respectively, and $0 and $(4.5) million for the three and six months ended June 28, 2020, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In thousands)
United States (U.S.)	$205,108	$197,833	$418,726	$352,638
Americas (excluding U.S.)	7,526	4,413	13,058	7,798
EMEA	61,772	48,359	122,862	90,507
APAC	34,405	29,447	72,090	59,072
Total net revenue	$308,811	$280,052	$626,736	$510,015

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets, net:

	As of
	June 27, 2021	December 31, 2020
	(In thousands)
United States (U.S.)	$16,683	$19,173
Americas (excluding U.S.)	2,207	2,845
EMEA	2,901	3,215
Singapore	5,322	5,964
APAC (excluding Singapore) (1)	12,902	14,294
Total	$40,015	$45,491

(1)	No individual country, other than disclosed above, represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of June 27, 2021 and December 31, 2020:

	As of June 27, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$162,893	$162,893	$—	$—
Available-for-sale investments: certificates of deposit(1)	152	—	152	—
Trading securities: mutual funds(1)	6,226	6,226	—	—
Foreign currency forward contracts(2)	781	—	781	—
Long-term investments: convertible debt(3)	1,326	—	—	1,326
Total assets measured at fair value	$171,378	$169,119	$933	$1,326
Liabilities:
Foreign currency forward contracts(4)	$255	$—	$255	$—
Total liabilities measured at fair value	$255	$—	$255	$—

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$158,054	$158,054	$—	$—
Available-for-sale debt investments: convertible debt(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	165	—	165	—
Trading securities: mutual funds(1)	5,368	5,368	—	—
Foreign currency forward contracts(2)	324	—	324	—
Total assets measured at fair value	$165,237	$163,422	$489	$1,326
Liabilities:
Foreign currency forward contracts(4)	$2,382	$—	$2,382	$—
Contingent consideration(5)	3,000	—	—	3,000
Total liabilities measured at fair value	$5,382	$—	$2,382	$3,000

(1)	Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets.
(3)	Included in Other non-current assets on the Company's unaudited condensed consolidated balance sheets.
(4)	Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
(5)

Included in Other non-current accrued liabilities on the Company's unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that is contingent upon the achievement of certain technical and service revenue milestones.

The Company's investments in cash equivalents and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company's available-for-sale marketable investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent consideration resulting from acquisitions and available-for-sale convertible debt securities, which were issued by a privately held company, are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. In the three months ended June 27, 2021, the Company released $3.0 million of a contingent consideration liability associated with acquisition of Meural given remote probability of milestone achievement. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

Restructuring and other charges recognized in the six months ended June 27, 2021 were primarily for severance, and other costs in relation to the consolidation of offices in the APAC region and the reorganization of our supply chain function to gain some cost efficiencies. The remaining liabilities as of June 27, 2021 are expected to be settled in the third fiscal quarter of 2021.

The following table provides a summary of the activity related to accrued restructuring and other charges for the six months ended June 27, 2021:

	Accrued Restructuring and Other Charges at December 31, 2020	Additions (1)	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 27, 2021
	(In thousands)
Restructuring
Employee termination charges	$87	$2,670	$(1,924)	$(23)	$810
Lease contract termination and other charges	227	502	(532)	(134)	63
Total Restructuring and other charges	$314	$3,172	$(2,456)	$(157)	$873

(1)Total restructuring and other charges recognized in the Company's unaudited condensed consolidated statements of operations for the period presented included non-cash charges and adjustments, net of $0.1 million, which were excluded from the table above.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The components of lease cost were as follows:

	Three Months Ended		Six Months Ended
	June 27, 2021	June 28, 2020	June 27, 2021	June 28, 2020
	(In Thousands)
Operating lease cost	$2,176	$2,471	$4,570	$5,351
Short-term lease cost	83	554	413	668
Total lease cost (1)	$2,259	$3,025	$4,983	$6,019

(1)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company's unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 27, 2021	June 28, 2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$4,684	$6,257

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$340	$7,503

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business and Executive Overview

We are a global company that delivers innovative, advanced high-performance networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console, online and cloud game play. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G and audio and video over Ethernet. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6 Tri Band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of value added services, including parental controls and cyber security for their home networks. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, video over Ethernet for Pro AV applications, security and remote management solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

Financial Overview

During the three months ended June 27, 2021, our net revenue and income from operations increased by $28.8 million and $12.6 million, respectively, compared to the prior year period. The increase in net revenue was primarily driven by higher net revenue from SMB products due to strong demand for work from home solutions and benefited from an improved operating environment as the prior year period was adversely affected by business closures due to the COVID-19 pandemic. Net revenue from Connected Home products was in line with prior year performance as increased net revenue from consumer channels was offset by a decline in net revenue from service provider customers. The increase in net revenue generated an increase in gross profit of $12.1 million while operating expenses decreased by $0.6 million.

On a geographic basis, net revenue increased across all three regions during the three months ended June 27, 2021, compared to the prior year period. The increases were primarily attributable to higher net revenue from SMB products.

COVID-19 Pandemic Update

The COVID-19 outbreak, declared as a pandemic by the World Health Organization in March 2020, has had widespread, rapidly-evolving and unpredictable impacts on the global economy, supply chains and work force participation and created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. As a result, we have taken actions to direct the majority of our worldwide workforce to work from home, suspend travel and replace in-person events with digital events. We continue to actively monitor the situation, including progress made through vaccinations, which we expect will enable us to reopen offices, and will make further changes to our business operations.

The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We have experienced an increase in demand for our products relative to pre-pandemic levels as consumers and businesses seek flexible networking solutions for their day to day needs. We expect the shift to remote working to increase relative to the experience pre-pandemic, thus maintaining the demand for high performance and dependable WiFi networks with a sustained increase in our target addressable market. As a result of the on-going pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, which results in elongated lead times to some of our key components, constrains our ability to accurately forecast and our ability to capitalize fully on end market demand. We expect supply chain constraints to continue to exist throughout 2021 for certain products. We anticipate the performance of Connected Home products in the second half of 2021 to be in line with the first half of 2021 as the demand surge that commenced upon the onset of the pandemic in March 2020 started to moderate in the second fiscal quarter of 2021, with demand coming in light to expectations. Additionally, we anticipate increased demand for SMB products fueled by new business formations and demand for flexible working environments and increasing demand for our Pro AV solutions. We will look to continue to execute on our strategy of capitalizing on technological inflection points of WiFi 6E, WiFi 6, 5G and audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and develop and roll out service offerings to build recurring service revenue streams. While we have been successful in navigating COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic and the broader implications of the macro-economic recovery, any related disruptions to channel partners and restrictions on travel and transport, all of which are uncertain and cannot be predicted. A large portion of our global workforce has been working remotely as a result of the pandemic for over a year. Their comfort level and willingness to switch from remote workng to a hybrid or full time in person model is uncertain and cannot be predicted. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the COVID-19 pandemic.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the three and six months ended June 27, 2021, with the comparable reporting periods in the preceding year.

	Three Months Ended				Six Months Ended
	June 27, 2021		June 28, 2020		June 27, 2021		June 28, 2020
	(In thousands, except percentage data)
Net revenue	$308,811	100.0%	$280,052	100.0%	$626,736	100.0%	$510,015	100.0%
Cost of revenue	215,455	69.8%	198,751	71.0%	422,439	67.4%	362,473	71.1%
Gross profit	93,356	30.2%	81,301	29.0%	204,297	32.6%	147,542	28.9%
Operating expenses:
Research and development	22,586	7.3%	21,144	7.6%	46,415	7.4%	40,883	8.0%
Sales and marketing	35,740	11.5%	34,384	12.2%	73,555	11.7%	67,415	13.2%
General and administrative	15,623	5.1%	15,481	5.5%	31,028	5.0%	28,615	5.6%
Other operating expenses (income), net	(2,097)	(0.7)%	1,425	0.5%	468	0.1%	1,093	0.2%
Total operating expenses	71,852	23.2%	72,434	25.8%	151,466	24.2%	138,006	27.0%
Income from operations	21,504	7.0%	8,867	3.2%	52,831	8.4%	9,536	1.9%
Interest income	3	0.0%	49	0.0%	13	0.0%	311	0.0%
Other income (expense), net	696	0.2%	314	0.1%	134	0.1%	(4,272)	(0.8)%
Income before income taxes	22,203	7.2%	9,230	3.3%	52,978	8.5%	5,575	1.1%
Provision for income taxes	4,369	1.4%	3,247	1.2%	12,184	2.0%	3,765	0.7%
Net income	$17,834	5.8%	$5,983	2.1%	$40,794	6.5%	$1,810	0.4%

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

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Americas	$212,634	5.1%	$202,246	$431,784	19.8%	$360,436
Percentage of net revenue	68.9%		72.2%	68.9%		70.7%
EMEA	$61,772	27.7%	$48,359	$122,862	35.7%	$90,507
Percentage of net revenue	20.0%		17.3%	19.6%		17.7%
APAC	$34,405	16.8%	$29,447	$72,090	22.0%	$59,072
Percentage of net revenue	11.1%		10.5%	11.5%		11.6%
Total net revenue	$308,811	10.3%	$280,052	$626,736	22.9%	$510,015

Americas

Net revenue in Americas increased for the three months ended June 27, 2021, compared to the prior year period, primarily due to higher demand for SMB products buoyed by business formations and increased demand for flexible work from home solutions. Net revenue in Americas increased for the six months ended June 27, 2021, compared to the prior year period, mainly attributable to increased demand for both Connected Home and SMB products. Commencing March 2020, we experienced a surge in demand for Connected Home products in response to work and schooling from home mandates resulting from the COVID-19 pandemic with demand for premium, highly reliable and high-speed internet connectivity covering the entire home becoming a necessity. The demand increase in Connected Home was driven by home wireless, particularly WiFi 6 mesh systems, WiFi 6 routers, as well as broadband modem and gateway products. SMB net revenue in Americas rose by 55.7% and 31.5% for the three and six months ended June 27, 2021, compared to the prior year periods, respectively, predominantly due to higher net revenue from our switch products. In addition, the SMB performance in the three months ended June 27, 2021, compared to the prior year period, was assisted by the re-opening of economies while the prior year performance was negatively impacted by business closures brought about by the COVID-19 pandemic.

EMEA

Net revenue in EMEA increased for the three and six months ended June 27, 2021, compared to the prior year periods, driven by strong demand for both SMB and Connected Home products. SMB net revenue in EMEA grew by 70.3% and 43.1% for the three and six months ended June 27, 2021, compared to the prior year periods, respectively, mainly attributable to higher net revenue of switch and SMB wireless products driven by strong demand for work from home solutions. The year over year performance of SMB products was further benefitted by the re-opening of economies while the prior year periods’ performance was negatively impacted by business closures resulting from the COVID-19 pandemic. Connected Home net revenue in EMEA increased by 4.3% and 29.6% in the three and six months ended June 27, 2021, compared to the prior year periods, respectively, mainly driven by growing demand for premium and high-performance home wireless products, particularly WiFi 6 mesh systems.

APAC

Net revenue in APAC increased for the three and six months ended June 27, 2021, compared to the prior year periods, mainly driven by strong demand for switch and SMB wireless products in SMB segment. SMB net revenue in APAC increased by 41.7% and 29.3% for the three and six months ended June 27, 2021, compared to the prior year periods, respectively. Further, Connected Home net revenue increased by 17.5% for the six months ended June 27, 2021, compared with the prior year period, largely due to increased net revenue from home wireless products. The year over year performance improvement was due to a combination of increased demand and an improved economic environment, while the first half of the prior year was negatively impacted due to the onset of the COVID-19 pandemic.

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

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Cost of revenue	$215,455	8.4%	$198,751	$422,439	16.5%	$362,473
Gross margin percentage	30.2%		29.0%	32.6%		28.9%

Cost of revenue increased for the three and six months ended June 27, 2021 compared to the prior year periods, mainly due to higher net revenue and higher freight expense as a proportion of net revenue.

Gross margin increased for the three and six months ended June 27, 2021, compared to the prior year periods, primarily due to improved product margins, partially offset by higher channel promotional activities deemed to be a reduction of revenue and higher freight expense as a proportion of net revenue. The improved product margins were mainly due to improved product mix with SMB products comprising a higher proportion of net revenue, and higher product margin attainment on Connected home products and higher service revenue.

For the second half of fiscal 2021, we expect gross margins to trend in line with the comparative periods of 2020. We have experienced disruptions to our supply chain since the onset of the pandemic, with partners being affected by factory uptime, scarcity of component materials and limited capacity to transport cargo via sea and air. These disruptions have resulted in the time from order to production and transportation of inventory to our distribution centers increasingly elongating. Additionally, we have experienced increases to material costs and transportation cost. If such disruptions become widespread, they could significantly hamper our ability to fulfill the demand for our products, in particular our SMB products, while continued increases to costs associated with supply chain could impact our margin performance. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Research and development	$22,586	6.8%	$21,144	$46,415	13.5%	$40,883

Research and development expense increased for the three and six months ended June 27, 2021, mainly due to increases in personnel-related expenditures of $2.3 million and $5.8 million, partially offset by decreases in outside professional services of $0.6 million and $0.3 million, compared to the prior year periods, respectively. The increases in personnel-related expenditures were mainly attributable to the growth of our software engineering team, and we incurred higher bonus expense associated with higher profitability, for the three and six months ended June 27, 2021, compared to the prior year periods. Research and development headcount increased to 282 as of June 27, 2021 from 277 as of June 28, 2020.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, app-managed, 10Gig and PoE switch products. We expect research and development expense as a percentage of net revenue in the remainder of the year to be consistent with the first half of fiscal 2021 experience. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas described above. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Sales and marketing	$35,740	3.9%	$34,384	$73,555	9.1%	$67,415

Sales and marketing expense increased for the three and six months ended June 27, 2021, compared to the prior year periods, primarily due to increases in marketing expenditures of $1.4 million and $3.0 million, respectively, to support the higher revenue achievement in the consumer channels. Furthermore, the increase in Sales and marketing expense for the six months ended June 27, 2021, compared to the prior year period, was mainly due to increases in outbound freight costs of $1.7 million and outside professional services of $1.5 million primarily attributable to customer support expenses incurred to support the increased revenue achievement. Sales and marketing headcount was 259 as of June 27, 2021, compared to 262 as of June 28, 2020.

We expect our sales and marketing expense as a percentage of net revenue in the remainder of 2021 to be slightly above the levels of the comparative periods of 2020. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
General and administrative	$15,623	0.9%	$15,481	$31,028	8.4%	$28,615

General and administrative expense stayed relatively flat for the three months ended June 27, 2021, compared to the prior year period, with an increase in legal and professional services spending of $1.3 million being partially offset by a decline in personnel-related expenditures of $1.1 million. General and administrative expense increased for the six months ended June 27, 2021, compared to the prior year period, primarily due to an increase in legal and professional services of $2.2 million. The increase in legal service spending was attributable to higher patent litigation activity. General and administrative headcount was 135 as of June 27, 2021 compared to 143 as of June 28, 2020.

We expect our general and administrative expenses as a percentage of net revenue in the remainder of 2021 to be slightly above the comparative periods of 2020. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in the fair value of contingent consideration.

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Other operating expenses (income), net	$(2,097)	**	$1,425	$468	(57.2)%	$1,093

**	Percentage change not meaningful.

The change in other operating expenses (income), net for the three months ended June 27, 2021, compared to the prior year period, was primarily related to a $3.0 million release of a contingent consideration liability associated with a prior acquisition given remote probability of milestone achievement. The decrease in other operating expenses (income), net for the six months ended June 27, 2021, compared to the prior year period, was primarily due to the $3.0 million release of contingent consideration discussed earlier, partially offset by higher restructuring and other charges of $2.2 million associated with the consolidation of offices in the APAC region and the reorganization of our supply chain function in the first half of 2021. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Interest Income and Other Income (Expense), Net

Interest income represents amounts earned on our cash, cash equivalents and short-term investments. Other income (expense), net primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents interest income and other income (expense), net for the periods indicated:

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Interest income	$3	(93.9)%	$49	$13	(95.8)%	$311
Other income (expense), net	696	121.7%	314	134	**	(4,272)
Total	$699	92.6%	$363	$147	**	$(3,961)

**	Percentage change not meaningful.

The changes in interest income for the three and six months ended June 27, 2021, compared to the prior year periods, were not significant.

The change in other income (expense), net in the six months ended June 27, 2021, compared to the prior year period, was primarily attributable to $4.5 million of impairment charges, recognized in the three months ended March 29, 2020 and brought about by triggering events impacting the valuation of a number of our privately held long-term investments.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(In thousands, except percentage data)
Provision for income taxes	$4,369	34.6%	$3,247	$12,184	223.6%	$3,765
Effective tax rate	19.7%		35.2%	23.0%		67.5%

The increases in tax expense for the three and six months ended June 27, 2021, compared to the prior year periods, were primarily due to higher pre-tax earnings. The increase in tax expense for the three months ended June 27, 2021, compared to the prior year period, was partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals. For the three and six months ended June 28, 2020, tax expenses were increased by valuation allowances recorded on investment impairments during the period as well as the impact of limitations of current and future stock-based compensation deductions for certain executive officers under IRC section 162(m).

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

Connected Home Segment

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(in thousands, except percentage data)
Net revenue	$229,863	(0.1)%	$230,017	$470,781	19.3%	$394,680
Percentage of net revenue	74.4%		82.1%	75.1%		77.4%
Contribution income	$31,328	(13.4)%	$36,187	$78,631	58.0%	$49,774
Contribution margin	13.6%		15.7%	16.7%		12.6%

Net revenue for the Connected Home was flat in the three months ended June 27, 2021, compared to the prior year period, as increased net revenue from consumer channels was offset by a decline in sales to service provider customers. We experienced increased net revenue from broadband modem and gateway products, offset by decreases in net revenue from mobile and home wireless products, compared to the prior year period. The increase in Connected Home net revenue in the six months ended June 27, 2021, compared to prior year period, was primarily due to increased demand for high performance, dependable WiFi equipment to support unprecedented bandwidth consumption in the home, where people transitioned to conducting the majority of their daily lives after the onset of the pandemic. Connected Home net revenue in consumer channels increased by $89.3 million in the six months ended June 27, 2021, compared to the prior year period, mainly due to higher net revenue from home wireless, particularly WiFi 6 mesh systems, and WiFi 6 routers and extenders, and broadband modem and gateway products. Geographically, net revenue increased in EMEA and APAC, but decreased in Americas for the three months ended June 27, 2021, whereas we experienced increases in net revenue across all regions in the six months ended June 27, 2021, compared to prior year period.

Connected Home contribution income decreased in the three months ended June 27, 2021, compared to the prior year period, primarily due to higher operating expenses and slightly lower gross margin achievement. Connected Home contribution income increased in the six months ended June 27, 2021, compared to the prior year period, primarily due to higher net revenue and higher gross margin attainment.

SMB Segment

	Three Months Ended			Six Months Ended
	June 27, 2021	% Change	June 28, 2020	June 27, 2021	% Change	June 28, 2020
	(in thousands, except percentage data)
Net revenue	$78,948	57.8%	$50,035	$155,955	35.2%	$115,335
Percentage of net revenue	25.6%		17.9%	24.9%		22.6%
Contribution income	$16,410	283.0%	$4,285	$32,694	83.1%	$17,852
Contribution margin	20.8%		8.6%	21.0%		15.5%

SMB net revenue increased significantly for the three and six months ended June 27, 2021, compared to the prior year periods, due to strong demand for work from home solutions, including low port count switches and wireless products while demand for Pro AV applications increased meaningfully year over year. The year over year performance in the three months ended June 27, 2021, compared to the prior year period, was further benefitted by the re-opening of economies while the prior year performance was negatively impacted by business closures related to the COVID-19 pandemic.

Geographically, we experienced growth in SMB net revenue across all three regions in the three and six months ended June 27, 2021, compared to the prior year periods.

SMB contribution income increased significantly for the three and six months ended June 27, 2021, compared to the prior year period, primarily due to higher net revenue and lower operating expenses as a proportion of net revenue, partially offset by higher freight costs as a proportion of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of June 27, 2021, we had cash, cash equivalents and short-term investment of $335.3 million, a decrease of $18.0 million from December 31, 2020.

As of June 27, 2021, approximately 30% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Six Months Ended
	June 27, 2021	June 28, 2020
	(In thousands)
Cash provided by operating activities	$8,510	$92,170
Cash used in investing activities	(4,883)	(9,894)
Cash used in financing activities	(21,146)	(19,851)
Net cash increase (decrease)	$(17,519)	$62,425

Operating activities

Net cash provided by operating activities decreased by $83.7 million for the six months ended June 27, 2021, compared to the prior year period, primarily due to unfavorable working capital movements, partially offset by higher net income. The lower net cash inflow from working capital was mainly driven by higher inventory holding and higher payments to trade suppliers, partially offset by higher collection of account receivables and lower payments to other non-trade vendors. Inventory holding increased as we rebuilt inventory carrying levels to support ongoing demand and adjust for elongation of freight transit times.

Our Days Sales Outstanding (“DSO”) was 86 days as of June 27, 2021, consistent with 87 days as of December 31, 2020. Our accounts payable decreased from $90.9 million as of December 31, 2020 to $70.4 million as of June 27, 2021 due to timing of inventory receipts and supplier payments. Inventory increased from $172.1 million as of December 31, 2020 to $251.8 million as of June 27, 2021. Ending inventory turns were 3.4 in the three months ended June 27, 2021, down from 5.9 in the three months ended December 31, 2020.

Investing activities

Net cash used in investing activities decreased by $5.0 million in the six months ended June 27, 2021, compared to the prior year period, mainly due to lower purchases of long-term investments.

Financing activities

The net change in net cash used in financing activities in the six months ended June 27, 2021, compared to the prior year period, was not material. The higher stock repurchase activity and increased payments relating to restricted stock unit tax withholdings were offset by increased proceeds from exercise of stock options.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of June 27, 2021, 2.0 million shares remained authorized for repurchase under the repurchase program. During the six months ended June 27, 2021 and June 28, 2020, we repurchased and retired, reported based on trade date, approximately 0.7 million and 0.9 million shares of common stock, at a cost of approximately $ 25.0 million and $22.5 million, respectively, under the repurchase authorizations. We also repurchased and retired, reported based on trade date, approximately 154,000 and 149,000 shares of common stock, at a cost of approximately $5.9 million and $3.6 million during the six months ended June 27, 2021 and June 28, 2020, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

Contractual Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 27, 2021, from those as of December 31, 2020 disclosed in Part II, Item 7, of our Annual Report.

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Commencing at the onset of the COVID-19 pandemic in March 2020, we experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. We have responded by extending our ordering horizon to as long as 18 months. We may become liable for non-cancellable material components, such as chipsets purchased by the supplier to meet our purchase order, even if it is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of June 27, 2021, we had approximately $133.2 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell for which we have committed purchases from suppliers. Such loss liability was included in Other accrued liabilities on our unaudited condensed consolidated balance sheets. Our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. As of June 27, 2021, we had approximately $33.3 million in non-cancelable operating lease commitments. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 14. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Off-Balance Sheet Arrangements

As of June 27, 2021, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of the Security and Exchange Commission’s (the “SEC”) Regulation S-K.

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

During the six months ended June 27, 2021, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Risk Factors Summary

The following is a summary of some of the risks and uncertainties as of the date of the filing of this Quarterly Report on Form 10-Q, some of which either have occurred or may occur in the future, that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

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

•

Our user growth, engagement, and monetization of our subscription services on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

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

The novel strain of the coronavirus (COVID-19) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; the level of vaccination rates; new and potentially more contagious or more dangerous variants of COVID-19, such as the delta variant; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. For example, provinces in northern Vietnam where our factories and component suppliers are located implemented province-wide shutdowns during our most recently completed second fiscal quarter which materially adversely impacted our supply of SMB products and components during the quarter, and may continue to do so in future quarters. Further, as the availability of vaccines against the COVID-19 virus varies greatly around the world, the potential for future shutdowns which may adversely affect our ability to supply products remains a significant risk going forward. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport labor and vehicles, port closures or congestion, and increased border controls or closures, have impacted and may continue to impact our ability to meet demand and could materially adversely affect us. We have already observed a significant increase in the cost of air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced an increase in costs for ocean freight and shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis. In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we have seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. In particular, as vaccines have become widely available and consumers return to work or school and the impact of the COVID-19 pandemic subsides, particularly in North America where we derive a substantial portion of our revenue, we have started to see this increase in demand begin to taper. If this tapering of demand occurs at a more rapid pace than we are forecasting, our revenue, profitability and other financial results could be adversely affected. This unanticipated increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, microcontrollers, power over ethernet chipsets and power integrated circuits, significantly constrains our ability to meet the increased demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically from as low as 10 weeks to up to 50 weeks currently. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. During the second and third fiscal quarters of 2020, we experienced a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold, and during our most recently completed second fiscal quarter we began to experience a softening in demand for our Connected Home products which was below our previous forecasts. If we continue to experience weakened demand in either our Connected Home or SMB business segments that is not in line with our forecasts, our revenue, profitability and other financial results would be materially adversely impacted.

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

The spread of COVID-19 has caused us to modify our business practices (including employee travel, employee work locations, cancellation of physical participation in meetings, events and conferences, and social distancing measures), and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, vendors, and suppliers. Work-from-home and other measures introduce additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, testing, customer support, and other activities, which could have an adverse effect on our operations. For example, we have a significant research and development center in Bangalore, India, and significant vendor relationships with third party information technology and software development providers who are also based in India, which experienced a tremendous surge in COVID-19 cases during the first fiscal quarter of 2021. Furthermore, we rely on third-party laboratories to test and certify our products. If these service providers close or reduce staffing, it could delay our product development efforts. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus, and illness and workforce disruptions could lead to unavailability of key personnel and harm our ability to perform critical functions. In addition, work-from-home and related business practice modifications present significant challenges to maintaining our corporate culture, including employee engagement and productivity, both during the immediate pandemic crisis and as we make additional adjustments in the eventual transition from it.

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. As mentioned above, recent provincial shutdowns in northern Vietnam materially adversely affected our manufacturing partners and component suppliers in that area, which in turn materially adversely affected our supply chain and our operating results. Our main distribution partner in Southern California has had several incidents of workers at its facility testing positive for COVID-19, forcing the facility to close temporarily. Along the same lines, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. The impact of COVID-19 can also exacerbate other risks discussed below, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, as exemplified by the recent and rapid spread of the delta variant, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

Our operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter or year-to-year for a variety of reasons, many of which are beyond our control. If our actual results were to fall below our estimates or the expectations of public market analysts or investors, our quarterly and annual results would be negatively impacted and the price of our stock could decline. Other factors that could affect our quarterly and annual operating results include those listed in the risk factors section of this report and others such as:

•	the duration and impact of the COVID-19 pandemic, particularly on our supply chain, our channel partners and our end market sales;
•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;
•	component supply constraints, including specialized WiFi 6 chipsets, or sudden, unforeseen price increases from our manufacturers, suppliers and vendors;
•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;
•	our inability to accurately forecast product demand, resulting in increased inventory exposure;
•	unanticipated increases in costs, including air and ocean freight, associated with shipping and delivery of our products;
•	the inability to maintain stable operations by our suppliers, distribution centers and other parties with which we have commercial relationships;
•	unfavorable level of inventory and turns;
•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•	shift in overall product mix sales from higher to lower gross margin products, or from one business segment to another, that would adversely impact our gross margins;
•	an increase in price protection claims, redemptions of marketing rebates, product warranty and stock rotation returns or allowance for doubtful accounts;
•	delay or failure to fulfill orders for our products on a timely basis;
•	changes in the pricing policies of or the introduction of new products by us or our competitors;
•	unexpected challenges or delays in our ability to further develop services and applications that complement our products and result in meaningful subscriber growth and future recurring revenue;

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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and an increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. For example, a the COVID-19 outbreak at the port of Yantian in Shenzhen, China had a disruptive impact on our transportation network, including schedule changes, blank sailings and shipping delays.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. For example, in March 2021, the Suez Canal, one of the world’s busiest trading routes and a route through which we ship our products, was blocked in both directions for six days after the container ship Ever Given ran aground. This disrupted trade between Europe, the Middle East and Asia, causing delays for over 350 cargo ships carrying billions of dollars of products, including ours. Also, labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. For example, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has been particularly acute in Southern California, where this distribution center is located. This has led to port congestion, temporary closures of the distribution center due to COVID-19 outbreaks, and difficulty in procuring ground transportation. If significant disruptions along these lines were to take place within the last few weeks of the quarter, this could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results. Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. More recently, the cost of shipping our products by ocean freight have increased significantly and have had a corresponding impact upon our profitability. A prolonged transportation disruption or a significant increase in the cost of freight could severely disrupt our business and harm our operating results.

* We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are specifically designed for use in our products and are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and wireless local area network chipsets, which are used in all of our wireless products, from a limited number of suppliers. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we are currently experiencing chipset shortages for some of our switching products from two of our semiconductor suppliers who do not have enough supply to satisfy our demand, and this shortage may continue for the next several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any contractual commitments or guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for automobiles has increased significantly over the last fifteen months, our supplier of micro controller units, which are used in both automobile production and our power over ethernet switches, has been forced to prioritize supply to the automobile industry, leaving us short of supply on these key components and affecting our ability to produce enough power over ethernet switches to meet our forecasted demand in a timely manner. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. For example, we are currently experiencing price increases with certain suppliers and manufacturing partners, and are negotiating price increases with certain other suppliers and manufacturing partners. This could adversely affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply are currently limiting our ability to supply all the worldwide demand for our SMB switch products, and our revenue has been and will continue to be affected. At times we have elected to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins. In addition, at times sole suppliers of highly specialized components have provided components that were either defective or did not meet the criteria required by our customers, resulting in delays, lost revenue opportunities and potentially substantial write-offs.

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, demand for our Connected Home products for the 2021 fiscal year has turned out to be lower than we previously forecast, and will result in our revenue for the remainder of 2021 to come in lower than expected.

* We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose revenue and our brand may suffer.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third party manufacturers to manufacture our products. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the outbreak of the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods, most recently in Southeast Asia and in particular northern Vietnam, where a significant portion of our products are manufactured. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. For example, we are currently experiencing price increases with certain of our manufacturing partners, and are negotiating price increases with certain other of our manufacturing partners. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third party manufacturers as workers may strike and cause production delays. If our third party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

* Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins or loss of market share and revenue.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic has accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer's Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. Recently, we have begun to sell products and services directly to consumers from our own e-commerce platforms. This has required a material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially adversely affect our results of operations.

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

We must also continuously monitor and evaluate emerging sales channels. If we fail to establish a presence in an important developing sales channel, such as sales directly to consumers from our own e-commerce platforms, our business could be harmed.

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

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. Similarly, we have recently begun to sell products and services directly to consumers from our own e-commerce platforms. Some of our customers, such as Amazon and Best Buy, may consider this to be competitive with their own businesses, which could negatively influence their purchasing decisions with respect to our products. In addition, unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the unexpected need of many of our retail customers to close their physical locations due to the pandemic forced them to rapidly shift to online methods of selling products, and Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. This shift may have a longer-term impact on the inventory levels these customers choose to carry. Also during the pandemic, some channel partners have prioritized the sale and delivery of other categories of products ahead of ours. Further, we believe the COVID-19 pandemic has led to an acceleration of the shift to a greater percentage of products being bought and sold online. If we are unable to adjust to this shift, this may lead to lower market share and lower revenues for us, and our net revenue and operating results could be harmed.

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

The prior U.S. administration altered the approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States. There is no indication at this time that the current administration will amend or reverse the tariff policies enacted by the prior administration. We worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. These efforts are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in the second quarter of fiscal 2021 and approximately 31% of overall net revenue in fiscal 2020. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. In addition, these licenses often require royalty payments or other consideration to the third party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms, if at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards, which would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our revenue, margins, market share, and operating results could be significantly harmed.

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

*Our user growth, engagement, and monetization of our subscription services on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue from our subscription services is generated from use of such services on mobile devices. We are dependent on the interoperability of Armor and our parental controls services and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products' functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, or charge fees related to the distribution of our products could adversely affect the usage of our subscription services products or our other products on mobile devices. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our subscription services products or our other products on their mobile devices, or if our users choose not to access or use our subscription services products or our other products on their mobile devices, our user growth and user engagement and our business could be harmed.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. Increasingly, the market for talent in the technology industry has become increasingly competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Further, changes brought about by the COVID-19 pandemic, for example being able to work from anywhere on a full-time basis, has led to an increase in employee mobility and employees are changing jobs at an increasing rate. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long-term succession plan. As a result, if we suffer the loss of services of any key executive, our long-term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long-term succession plan, we may not be able to have the proper personnel in place to effectively execute our long term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors' operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors' growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	None.
(b)	None.
(c)	Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 29, 2021 - April 25, 2021	484,420	$38.01	482,797	2,153,505
April 26, 2021 - May 23, 2021	273,945	$38.21	171,494	1,982,011
May 24, 2021 - June 27, 2021	1,871	$38.88	—	1,982,011
Total	760,236	$38.08	654,291

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended June 27, 2021, we repurchased and retired, reported based on the trade date, approximately 0.7 million shares of common stock at a cost of approximately $25.0 million under the authorizations.

(2)

During the three months ended June 27, 2021, we repurchased and retired, reported based on trade date, approximately 106,000 shares of common stock at a cost of approximately $3.9 million to facilitate tax withholding for RSUs.

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

Date: July 30, 2021