Form 10-Q
period 2021-10-03
NETGEAR, INC.
filed 2021-11-05
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 3, 2021

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,265,034 as of October 29, 2021.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of
	October 3, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$283,267	$346,460
Short-term investments	8,928	6,858
Accounts receivable, net of allowance for doubtful accounts of $1,080 and $1,081 as of October 3, 2021 and December 31, 2020, respectively	266,526	337,052
Inventories	305,129	172,112
Prepaid expenses and other current assets	36,150	30,696
Total current assets	900,000	893,178
Property and equipment, net	14,729	16,080
Operating lease right-of-use assets, net	25,157	29,411
Intangibles, net	1,992	3,899
Goodwill	80,721	80,721
Other non-current assets	76,486	82,750
Total assets	$1,099,085	$1,106,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75,113	$90,902
Accrued employee compensation	22,365	35,020
Other accrued liabilities	230,176	218,375
Deferred revenue	15,732	13,458
Income taxes payable	1,785	7,318
Total current liabilities	345,171	365,073
Non-current income taxes payable	20,740	19,174
Non-current operating lease liabilities	20,633	25,512
Other non-current liabilities	3,685	6,896
Total liabilities	390,229	416,655
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	30	30
Additional paid-in capital	916,678	882,709
Accumulated other comprehensive income (loss)	11	(35)
Accumulated deficit	(207,863)	(193,320)
Total stockholders’ equity	708,856	689,384
Total liabilities and stockholders’ equity	$1,099,085	$1,106,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net revenue	$290,150	$378,114	$916,886	$888,129
Cost of revenue	203,309	264,620	625,748	627,093
Gross profit	86,841	113,494	291,138	261,036
Operating expenses:
Research and development	23,472	24,529	69,887	65,412
Sales and marketing	36,176	39,794	109,731	107,209
General and administrative	14,056	16,467	45,084	45,082
Other operating expenses, net	222	538	690	1,631
Total operating expenses	73,926	81,328	225,392	219,334
Income from operations	12,915	32,166	65,746	41,702
Other income (expense), net	(132)	(417)	15	(4,378)
Income before income taxes	12,783	31,749	65,761	37,324
Provision for income taxes	3,199	6,214	15,383	9,979
Net income	$9,584	$25,535	$50,378	$27,345

Net income per share
Basic	$0.32	$0.85	$1.65	$0.92
Diluted	$0.31	$0.83	$1.61	$0.90
Weighted average shares used to compute net income per share:
Basic	30,301	30,037	30,495	29,746
Diluted	30,798	30,741	31,356	30,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Net income	$9,584	$25,535	$50,378	$27,345
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(81)	(137)	53	(152)
Other comprehensive income (loss), before tax	(81)	(137)	53	(152)
Tax benefit (provision) related to derivatives	10	18	(7)	19
Other comprehensive income (loss), net of tax	(71)	(119)	46	(133)
Comprehensive income	$9,513	$25,416	$50,424	$27,212

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	41	—	41
Net Income	—	—	—	—	22,960	22,960
Stock-based compensation	—	—	6,960	—	—	6,960
Restricted stock unit withholdings	(48)	—	—	—	(1,964)	(1,964)
Issuance of common stock under stock-based compensation plans	407	1	7,041	—	—	7,042
Balance as of March 28, 2021	30,758	31	896,710	6	(172,324)	724,423
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	76	—	76
Net income	—	—	—	—	17,834	17,834
Stock-based compensation	—	—	6,902	—	—	6,902
Repurchase of common stock	(654)	—	—	—	(24,999)	(24,999)
Restricted stock unit withholdings	(106)	—	—	—	(3,951)	(3,951)
Issuance of common stock under stock-based compensation plans	497	—	2,715	—	—	2,715
Balance as of June 27, 2021	30,495	31	906,327	82	(183,440)	723,000
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(71)	—	(71)
Net income	—	—	—	—	9,584	9,584
Stock-based compensation	—	—	6,210	—	—	6,210
Repurchase of common stock	(953)	(1)	—	—	(32,466)	(32,467)
Restricted stock unit withholdings	(44)	—	—	—	(1,541)	(1,541)
Issuance of common stock under stock-based compensation plans	278	—	4,141	—	—	4,141
Balance as of October 3, 2021	29,776	$30	$916,678	$11	$(207,863)	$708,856

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	350	—	350
Net loss	—	—	—	—	(4,173)	(4,173)
Stock-based compensation	—	—	6,336	—	—	6,336
Repurchase of common stock	(584)	—	—	—	(15,008)	(15,008)
Restricted stock unit withholdings	(54)	—	—	—	(1,347)	(1,347)
Issuance of common stock under stock-based compensation plans	305	—	2,940	—	—	2,940
Balance as of March 29, 2020	29,592	30	840,641	371	(243,251)	597,791
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(364)	—	(364)
Net income	—	—	—	—	5,983	5,983
Stock-based compensation	—	—	9,172	—	—	9,172
Repurchase of common stock	(315)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(95)	—	—	—	(2,260)	(2,260)
Issuance of common stock under stock-based compensation plans	502	—	3,324	—	—	3,324
Balance as of June 28, 2020	29,684	30	853,137	7	(247,028)	606,146
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(119)	—	(119)
Net income	—	—	—	—	25,535	25,535
Stock-based compensation	—	—	7,218	—	—	7,218
Restricted stock unit withholdings	(39)	—	—	—	(1,143)	(1,143)
Issuance of common stock under stock-based compensation plans	521	—	8,630	—	—	8,630
Balance as of September 27, 2020	30,166	$30	$868,985	$(112)	$(222,636)	$646,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 3, 2021	September 27, 2020
Cash flows from operating activities:
Net income	$50,378	$27,345
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,922	14,243
Stock-based compensation	20,072	22,726
Gain/loss on investments, net	174	5,374
Change in fair value of contingent consideration	(3,003)	276
Deferred income taxes	4,838	1,574
Provision for excess and obsolete inventory	3,045	6,353
Changes in assets and liabilities:
Accounts receivable	70,526	(62,837)
Inventories	(136,062)	84,834
Prepaid expenses and other assets	(5,678)	3,975
Accounts payable	(15,344)	6,862
Accrued employee compensation	(12,654)	10,924
Other accrued liabilities	6,193	5,668
Deferred revenue	2,061	5,302
Income taxes payable	(3,966)	2,443
Net cash provided by (used in) operating activities	(8,498)	135,062
Cash flows from investing activities:
Purchases of property and equipment	(6,918)	(6,112)
Purchases of long-term investments	(535)	(6,300)
Other	20	(2)
Net cash used in investing activities	(7,433)	(12,414)
Cash flows from financing activities:
Repurchases of common stock	(53,634)	(22,508)
Restricted stock unit withholdings	(7,456)	(4,750)
Proceeds from exercise of stock options	8,912	11,016
Proceeds from issuance of common stock under employee stock purchase plan	4,916	3,878
Net cash used in financing activities	(47,262)	(12,364)
Net increase (decrease) in cash and cash equivalents	(63,193)	110,284
Cash and cash equivalents, at beginning of period	346,460	190,208
Cash and cash equivalents, at end of period	$283,267	$300,492

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global company that delivers innovative, advanced high-performance and premium networking technologies and Internet connected products to consumers, businesses, and service providers. The Company's products are designed to simplify and improve people’s lives. The Company's goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. The Company is dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, audio and video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console and online game play. The Company's products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6E, WiFi 6, 5G and audio and video over Ethernet. NETGEAR's product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance its product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

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

COVID-19 Pandemic

The COVID-19 outbreak, declared as a pandemic by the World Health Organization in March 2020, has had widespread, rapidly-evolving and unpredictable impacts on the global economy, supply chain and work force participation, and created significant volatility and disruption in financial markets. The pandemic has impacted and is continuing to impact the Company's supply chain in its ability to timely procure finished goods due to material shortages and freight capacity, its workforce and the operations of its customers, and has led to meaningfully increased costs of freight transportation as well as resulting in increased material and component costs for our products. Continued and extended periods of global supply chain, workforce availability and economic disruption could continue to significantly affect the Company's business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus and its variants, and makes it difficult to reasonably estimate the impact of COVID-19 on the Company's business operations.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended October 3, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.
Note 2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Annual Report. The Company’s significant accounting policies have not materially changed during the nine months ended October 3, 2021.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of October 3, 2021:

	1 year	2 years	Greater than 2 years	Total
	(In thousands)
Performance obligations	$192,809	$1,885	$1,188	$195,882

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

The following table reflects the contract balances as of October 3, 2021 and December 31, 2020, respectively:

	Balance Sheet Location	October 3, 2021	December 31, 2020
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$266,526	$337,052
Contract liabilities - current	Deferred revenue	$15,732	$13,458
Contract liabilities - non-current	Other non-current liabilities	$2,952	$3,165

The difference in the balances of the Company's contract assets and liabilities as of October 3, 2021 and December 31, 2020 primarily results from the timing difference between the Company's performance and the customer’s payment.

During the nine months ended October 3, 2021, $23.2 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $21.1 million of revenue was recognized for the satisfaction of performance obligations and $11.8 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	October 3, 2021			September 27, 2020
	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions:
Americas	$158,888	$36,235	$195,123	$248,888	$29,003	$277,891
EMEA	28,253	28,687	56,940	42,760	20,945	63,705
APAC	21,398	16,689	38,087	25,091	11,427	36,518
Total	$208,539	$81,611	$290,150	$316,739	$61,375	$378,114
Sales channels:
Service provider	$41,726	$449	$42,175	$73,343	$712	$74,055
Non-service provider	166,813	81,162	247,975	243,396	60,663	304,059
Total	$208,539	$81,611	$290,150	$316,739	$61,375	$378,114

	Nine Months Ended
	October 3, 2021			September 27, 2020
	Connected Home	SMB	Total	Connected Home	SMB	Total

Geographic regions:
Americas	$523,008	$103,899	$626,907	$557,862	$80,465	$638,327
EMEA	91,975	87,827	179,802	91,934	62,278	154,212
APAC	64,337	45,840	110,177	61,623	33,967	95,590
Total	$679,320	$237,566	$916,886	$711,419	$176,710	$888,129
Sales channels:
Service provider	$99,355	$1,770	$101,125	$144,182	$2,380	$146,562
Non-service provider	579,965	235,796	815,761	567,237	174,330	741,567
Total	$679,320	$237,566	$916,886	$711,419	$176,710	$888,129

Note 4. Balance Sheet Components

Inventories

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Raw materials	$12,117	$7,756
Finished goods	293,012	164,356
Total	$305,129	$172,112

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $0.7 million and $3.0 million for the three and nine months ended October 3, 2021, respectively, and $1.8 million and $6.4 million for the three and nine months ended September 27, 2020, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Computer equipment	$9,875	$10,550
Furniture, fixtures and leasehold improvements	18,342	18,674
Software	30,155	29,499
Machinery and equipment	74,529	72,156
Total property and equipment, gross	132,901	130,879
Accumulated depreciation	(118,172)	(114,799)
Total	$14,729	$16,080

Depreciation expense pertaining to property and equipment was $2.8 million and $8.8 million for the three and nine months ended October 3, 2021, respectively, and $3.3 million and $9.5 million for the three and nine months ended September 27, 2020, respectively.

Intangibles, net

	As of October 3, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(58,156)	$1,643	$59,799	$(57,835)	$1,964
Customer contracts and relationships	56,800	(56,800)	—	56,800	(55,534)	1,266
Other	10,345	(9,996)	349	10,345	(9,676)	669
Total	$126,944	$(124,952)	$1,992	$126,944	$(123,045)	$3,899

Amortization of purchased intangibles was $0.2 million and $1.9 million for the three and nine months ended October 3, 2021, respectively, and $1.5 million and $4.7 million for the three and nine months ended September 27, 2020, respectively.

Other non-current assets

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$63,479	$68,323
Long-term investments	7,916	8,395
Other	5,091	6,032
Total	$76,486	$82,750

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values during the periods represented were as follows:

	Nine Months Ended
	October 3, 2021	September 27, 2020
	(In thousands)
Carrying value as of the beginning of the period (1)	$7,758	$8,147
Additions from purchase of investments	340	5,850
Disposal	(778)	—
Impairment	(549)	(5,372)
Carrying value as of the end of the period (1)	$6,771	$8,625

(1)The balances excluded an investment in limited partnership funds of $0.8 million, $0.4 million and $0.6 million as of October 3, 2021, September 27, 2020 and December 31, 2020, respectively. Additionally, the balance as of October 3, 2021 excluded an investment in convertible debt securities of $0.3 million.

For the equity investments without readily determinable fair values as of October 3, 2021, cumulative downward adjustments for price changes and impairment was $8.4 million and cumulative upward adjustments for price changes was $0.2 million.

Other accrued liabilities

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
Current operating lease liabilities	$8,887	$9,149
Sales and marketing	107,110	83,561
Warranty obligations	6,863	9,240
Sales returns (1)	50,771	66,972
Freight and duty	15,600	14,885
Other	40,945	34,568
Total	$230,176	$218,375

(1)Inventory expected to be received from future sales returns amounted to $24.8 million and $32.6 million as of October 3, 2021 and December 31, 2020, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $15.3 million and $18.0 million as of October 3, 2021 and December 31, 2020, respectively.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the three and nine months ended October 3, 2021 and September 27, 2020.

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

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded as of October 3, 2021, and December 31, 2020, were summarized as follows:

	Balance Sheet			Balance Sheet
	Location	October 3, 2021	December 31, 2020	Location	October 3, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$1,011	$324	Other accrued liabilities	$116	$2,344
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	5	—	Other accrued liabilities	1	38
Total		$1,016	$324		$117	$2,382

Refer to Note 12, Fair Value Measurements, in Notes to Unaudited Condensed Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effect of Derivative Contracts on Unaudited Condensed Consolidated Statement of Operations and Accumulated Other Comprehensive Income ("AOCI")

The effects of the Company's derivative instruments on AOCI and the unaudited condensed consolidated statements of operations for the three and nine months ended October 3, 2021 and September 27, 2020 were summarized as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income - Effective Portion	$444	$(1,530)	$(235)	$(608)
Gains (losses) reclassified from accumulated other comprehensive income into income - Effective Portion (1):
Net revenue	$545	$(1,614)	$(407)	$(595)
Cost of revenue	$(1)	$3	$—	$2
Research and development	$12	$27	$56	$32
Sales and marketing	$(27)	$167	$50	$95
General and administrative	$(4)	$24	$13	$10
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expense), net	$1,818	$(1,424)	$2,871	$(774)

(1)	Refer to Note 9, Stockholders' Equity, which summarizes the accumulated other comprehensive income activity related to derivatives.

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

Net income per share for the three and nine months ended October 3, 2021 and September 27, 2020 were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands, except per share data)
Numerator:
Net income	$9,584	$25,535	$50,378	$27,345

Denominator:
Weighted average common shares - basic	30,301	30,037	30,495	29,746
Potentially dilutive common share equivalent	497	704	861	595
Weighted average common shares - dilutive	30,798	30,741	31,356	30,341

Basic net income per share	$0.32	$0.85	$1.65	$0.92
Diluted net income per share	$0.31	$0.83	$1.61	$0.90

Anti-dilutive employee stock-based awards, excluded	1,036	1,221	389	1,175

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes

The income tax provision for the three and nine months ended October 3, 2021 was $3.2 million, or an effective tax rate of 25.0% and $15.4 million, or an effective tax rate of 23.4%, respectively. The income tax provision for the three and nine months ended September 27, 2020 was $6.2 million, or an effective tax rate of 19.6% and $10.0 million, or an effective tax rate of 26.7%, respectively. The decrease in tax expense for the three months ended October 3, 2021, compared to the prior year period, was primarily due to lower pre-tax earnings. The increase in tax expense for the nine months ended October 3, 2021, compared to the prior year period, was mainly due to higher pre-tax earnings. The increase in tax expense for the nine months ended October 3, 2021, compared to the prior year period, was partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals. Additionally, for the three and nine months ended September 27, 2020, tax expenses were reduced by favorable changes in estimates recorded during the third fiscal quarter upon filing of the Company’s 2019 U.S. federal tax return, which were considerably higher than the favorable changes in estimate recorded upon filing of the Company’s 2020 federal tax return.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.3 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination by the U.S. Internal Revenue Service for its fiscal year ended December 31, 2018 as well as other state, local and foreign jurisdictions for different years.

On March 11, 2021, the American Rescue Plan Act of 2021, also known as the COVID-19 Stimulus Package, was signed into law. The provisions of the American Rescue Plan do not have a material impact on income taxes or liquidity in the current year.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Commencing at the onset of the COVID-19 pandemic in March 2020, the Company experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. The Company has responded by extending its ordering horizon to as long as 18 months. The Company may become liable for non-cancellable materials and components, such as chipsets purchased by the supplier to meet our purchase order, even if it is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company's purchase orders subject to acknowledgment from its suppliers. As of October 3, 2021, the Company had approximately $112.5 million in non-cancelable purchase commitments with suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments amounted to $0.9 million and $2.9 million for the three and nine months ended October 3, 2021 and $0.3 million and $1.6 million for the three and nine months ended September 27, 2020, respectively. The Company's suppliers procure unique complex components on the Company's behalf. If these components do not meet specified technical criteria or are defective, the Company should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-Trade Commitments

As of October 3, 2021, the Company had long term, non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Balance as of beginning of the period	$7,180	$9,275	$9,240	$10,556
Provision for warranty liability made	1,258	2,418	3,019	5,630
Settlements made	(1,575)	(2,035)	(5,396)	(6,528)
Balance as of the end of the period	$6,863	$9,658	$6,863	$9,658

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company's request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2021.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company's products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of October 3, 2021.

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

On June 16, 2021, XR Communications filed a new suit (“XR II”) against the Company in the Central District of California (CDCA) alleging that the Company’s 802.11ax compliant products infringe XR’s U.S. Patents 7,729,728 (the ’728 Patent), 10,594,376 (the ’376 Patent), and 8,289,939 (the ’939 Patent). The Company is currently conducting discovery in XR II.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On September 17, 2021, the Court granted Arlo and the Company’s motion to dismiss the case from state court. Plaintiffs have 60 days to appeal this decision.

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

On August 30, 2021, the Court granted the Company’s renewed motion to dismiss the ’553 Patent from the Amended Complaint. The Company filed an Answer for the remaining counts involving the other three patents on September 27, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from this litigation matter.

Altair Logix LLC v NETGEAR Inc.

On July 28, 2020, Altair Logix LLC (“Altair”) sued the Company in the District of Delaware. Altair’s Complaint asserts that the Company's Meural frame infringes U.S. Pat. 6,289,434 (the “434” Patent) titled “Apparatus and Method of Implementing Systems on Silicon Using Dynamic-Adaptive Run-Time Reconfigurable Circuits for Processing Multiple,

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Independent Data and Control Streams of Varying Rates.” The Company filed its Answer on January 12, 2021. The parties are currently conducting discovery and claim construction. On August 13, 2021, the Company also filed a motion to invalidate the patent based on 35 U.S.C. s.101. The parties are waiting for a hearing for the motion.

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

On April 5 and April 6, 2021, the Company and co-respondents filed IPRs against the ’627 Patent and ’853 Patent, respectively.

Q3 also has a pending case against the Company in China asserting Chinese Patent ZL01809893.2, the Chinese patent corresponding to the ’853 Patent, before the Jinan People’s Intermediate Court. The Jinan Court has stayed the infringement case pending the result of the invalidity challenge filed by the Company before the China National Intellectual Property Administration (CNIPA). On September 30, 2021, the China National Intellectual Property Administration (CNIPA) invalidated Q3’s Chinese patent.

Trial was held at the ITC from July 28 through July 30, 2021. The initial determination from the Judge is due December 7, 2021. The district court case remains stayed. The Patent Trial and Appeal Board instituted the IPR for the ’627 Patent, but not the ’853 Patent.

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

As of June 11, 2021, the Company has also completed all submissions for the invalidity challenges against the three patents at the CNIPA. Oral arguments for two of the patents were held on October 21, 2021 and October 29, 2021, with a hearing for the remaining patent scheduled for November 28, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Network-1 Technologies v. NETGEAR Inc

On December 15, 2020, Network-1 filed a breach of contract suit against the Company in New York State Court for failure to pay royalties for its Power over Ethernet (“PoE”) products under the parties’ Settlement and Licensing Agreement (“Agreement”). The Company disagrees with Network-1’s position on the Agreement. The parties did not reach an

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

agreement in mediation. The Company filed a motion to compel arbitration pursuant to the Agreement and the hearing on the Company’s motion took place on October 14, 2021, where the Court denied the Company’s motion because a settlement demand had not yet been filed.

As of November 3, 2021, the Company has filed an arbitration demand and renewed its motion to compel arbitration with the Court.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

2BCom v. NETGEAR Inc.

On January 13, 2021, 2BCom sued the Company in the Northern District of California. 2BCom’s Complaint asserts that the Company's routers infringe U.S. Pats. 6,885,643 (the “’434 Patent”), 6,928,166 (the “’166 Patent”), 7,039,445 (the “’445 Patent”), 7,460,477 (the “’477 Patent”) based on 802.11 and other standards. On April 15, 2021, the Company filed its Answer to the case. The parties have settled and the case has been dismissed with no material impact to the Company.

WSOU v. NETGEAR Inc.

On January 13, 2021, WSOU Investments, LLC (WSOU) filed three complaints against the Company in the US District Court for the Western District of Texas (WDTX). WSOU alleges that the Company’s routers and switches infringe three patents related to wireless communication technologies. The patents asserted are US Patent Nos.: 7,512,096 (the “ʼ096 Patent”), 9,338,171 (the “ʼ171 Patent”) and 7,551,630 (the “ʼ630 Patent”). On April 15, 2021, the Company filed motions to dismiss for improper venue or to transfer in lieu of answering in all three cases. On July 30, 2021, WSOU voluntarily dismissed the three cases from the Western District of Texas in response to the Company’s motions to dismiss.

WSOU refiled the three cases in Delaware on or around August 2, 2021. On September 24, 2021, the Company answered the two cases involving the ’630 and ’096 Patents, and filed a motion to dismiss based on 35 U.S.C. s.101 against the ’171 Patent.

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

As of June 28, 2021, the Company has completed all submissions for the invalidity challenges against the seven patents at the CNIPA. The CNIPA heard oral arguments regarding invalidity for four patents on September 13, 2021, September 15, 2021, September 23, 2021 and November 2, 2021, and the Company is waiting for the decisions. Hearings for the remaining patents have been scheduled for November 9, 2021 and November 30, 2021. In the meantime, the infringement cases remain stayed.

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

As of June 11, 2021, the Company completed all submissions for the invalidity challenges against both patents at the CNIPA. The CNIPA heard oral argument regarding invalidity for one patent on October 14, 2021. In the meantime, the Court

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

has issued a final ruling denying the Company’s jurisdictional challenge for one infringement case while the challenge for the other case remains pending in the appeal stage.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Shangdong Chengzi Medical Technology v. NETGEAR Beijing

On or around June 8, 2021, the Company’s Beijing entity was served in two China patent infringement cases. Plaintiff Shangdong Chengzi sued NETGEAR Beijing at the Beijing IP Court alleging the Company’s Orbi RBR20 and XR500 infringe Chinese patent ZL200810007497.4, titled “A method and device for pre-alarming exception.” The Company filed jurisdictional challenges in both cases and is awaiting the Court’s ruling. On August 12, 2021, the Company filed a petition to invalidate the patent before the CNIPA and is waiting for a hearing to be scheduled.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Gaoping Yaoyi Trading Co. v. NETGEAR Beijing

On or around June 9, 2021, the Company was served in two China patent infringement cases. Plaintiff Gaoping Yaoyi, sued NETGEAR Beijing at the Liuzhou Intermediate People's Court alleging the Company’s XR300 infringes Chinese patent ZL200710162875.1 and ZL201110389019.6, titled “Data stream information transmission method, communication system and equipment” and “Network access management method and network access device,” respectively. The Company filed jurisdictional challenges in both infringement cases and is awaiting the Court’s ruling. The CNIPA has scheduled an oral hearing for the invalidity case for December 30, 2021.

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

On October 1, 2021, the Court held a pre-motion conference to discuss the Company’s plan to file a motion to dismiss the case from the Southern District of New York, or in the alternative transfer to the Northern District of California. At the conference, the Court set a schedule for the parties to submit their briefs as follows: the Company’s opening brief due November 5, 2021. TrackThings’ opposition due December 3, 2021, and the Company’s reply due December 17, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. On October 24, 2021, the Board of Directors authorized the management to repurchase up to 3.0 million shares of the Company’s outstanding common stock, incremental to the remaining shares of 1.0 million as of October 3, 2021 under the Company’s previous repurchase program. During the nine months ended October 3, 2021 and September 27, 2020, the Company repurchased, reported based on trade date, approximately 1.6 million and 0.9 million shares of common stock, at a cost of approximately $57.5 million and $22.5

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, respectively, under the repurchase authorizations. As of October 3, 2021, common stock repurchases at a cost of $3.8 million were pending settlement.

The Company repurchased, reported based on trade date, approximately 197,000 and 188,000 shares of common stock, at a cost of approximately $7.5 million and $4.8 million, during the nine months ended October 3, 2021 and September 27, 2020, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income ("AOCI") by component during the nine months ended October 3, 2021 and September 27, 2020:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	(235)	53	(182)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(288)	60	(228)
Net current period other comprehensive income (loss)	—	53	(7)	46
Balance as of October 3, 2021	$(2)	$11	$2	$11

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	(608)	115	(493)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(456)	96	(360)
Net current period other comprehensive income (loss)	—	(152)	19	(133)
Balance as of September 27, 2020	$(2)	$(130)	$20	$(112)

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI for the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$545	$(1,614)	$(407)	$(595)
Cost of revenue	(1)	3	—	2
Research and development	12	27	56	32
Sales and marketing	(27)	167	50	95
General and administrative	(4)	24	13	10
Total before tax	525	(1,393)	(288)	(456)
Tax impact	(110)	293	60	96
Total, net of tax	$415	$(1,100)	$(228)	$(360)

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of October 3, 2021, approximately 1.8 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of October 3, 2021, approximately 0.2 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity during the nine months ended October 3, 2021 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	1,333	$27.86
Exercised	(393)	$22.88
Outstanding as of October 3, 2021	940	$29.93

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity during the nine months ended October 3, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	1,584	$30.66
Granted	731	$38.77
Vested	(618)	$31.53
Cancelled	(114)	$33.25
Outstanding as of October 3, 2021	1,583	$33.88

Performance Shares Activity

In July 2020 and July 2021, the Company's executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares activity during the nine months ended October 3, 2021 was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2020	141	$28.22
Granted	152	$37.58
Vested	—	$—
Cancelled	—	$—
Outstanding as of October 3, 2021	293	$33.07

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

No options were granted during the three or nine months ended October 3, 2021 and September 27, 2020. The following table sets forth the weighted average assumptions used to estimate the fair value of purchase rights granted under the ESPP during the three and nine months ended October 3, 2021 and September 27, 2020:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
Expected life (in years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.05%	0.12%	0.05%	0.72%
Expected volatility	34.7%	66.4%	40.8%	54.8%
Dividend yield	—	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
Cost of revenue	$430	$923	$1,626	$3,129
Research and development	1,414	1,138	3,832	3,879
Sales and marketing	2,008	1,927	5,741	5,596
General and administrative	2,358	3,230	8,873	10,122
Total	$6,210	$7,218	$20,072	$22,726

As of October 3, 2021, $1.2 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.5 years and $42.4 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.6 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri Band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of value added services focused on performance, security, privacy and premium support; and

•

SMB: Focused on small and medium-sized businesses and consists of business networking, wireless LAN, audio and video over Ethernet for Pro AV applications, security and remote management solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price.

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

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, change in fair value of contingent consideration, restructuring and other charges, litigation reserves, net, and other income (expense), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020

Net Revenue:
Connected Home	$208,539	$316,739	$679,320	$711,419
SMB	81,611	61,375	237,566	176,710
Total net revenue	$290,150	$378,114	$916,886	$888,129

Contribution Income:
Connected Home	$22,558	$55,964	$101,189	$105,738
Contribution margin	10.8%	17.7%	14.9%	14.9%
SMB	$17,137	$8,721	$49,831	$26,573
Contribution margin	21.0%	14.2%	21.0%	15.0%
Total segment contribution income	$39,695	$64,685	$151,020	$132,311
Corporate and unallocated costs	(20,203)	(23,293)	(62,744)	(61,744)
Amortization of intangibles (1)	(145)	(1,470)	(1,768)	(4,508)
Stock-based compensation expense	(6,210)	(7,218)	(20,072)	(22,726)
Change in fair value of contingent consideration	—	(187)	3,003	(276)
Restructuring and other charges	(222)	(329)	(3,378)	(1,311)
Litigation reserves, net	—	(22)	(315)	(44)
Other income (expense), net (2)	(132)	(417)	15	(4,378)
Income before income taxes	$12,783	$31,749	$65,761	$37,324

(1)	Amounts excluded amortization expense related to patents within purchased intangibles in cost of revenue.
(2)

Amounts included gain/loss on investments, net, of $(166,000) and $(174,000) for the three and nine months ended October 3, 2021, respectively, and $(0.9) million and $(5.4) million for the three and nine months ended September 27, 2020, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography for the periods indicated:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In thousands)
United States (U.S.)	$188,009	$271,683	$606,735	$624,321
Americas (excluding U.S.)	7,114	6,208	20,172	14,006
EMEA	56,940	63,705	179,802	154,212
APAC	38,087	36,518	110,177	95,590
Total net revenue	$290,150	$378,114	$916,886	$888,129

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets, net:

	As of
	October 3, 2021	December 31, 2020
	(In thousands)
United States (U.S.)	$15,787	$19,173
Americas (excluding U.S.)	3,563	2,845
EMEA	2,762	3,215
Singapore	4,870	5,964
APAC (excluding Singapore) (1)	12,904	14,294
Total	$39,886	$45,491

(1)	No individual country, other than disclosed above, represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis as of October 3, 2021 and December 31, 2020:

	As of October 3, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$140,130	$140,130	$—	$—
Available-for-sale investments: convertible debt securities(1)	1,498	—	172	1,326
Available-for-sale investments: corporate equity securities(1)	668	668	—	—
Available-for-sale investments: certificates of deposit(1)	145	—	145	—
Trading securities: mutual funds(1)	6,617	6,617	—	—
Foreign currency forward contracts(2)	1,016	—	1,016	—
Long-term investments: convertible debt securities(3)	346	—	346	—
Total assets measured at fair value	$150,420	$147,415	$1,679	$1,326
Liabilities:
Foreign currency forward contracts(4)	$117	$—	$117	$—
Total liabilities measured at fair value	$117	$—	$117	$—

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$158,054	$158,054	$—	$—
Available-for-sale investments: convertible debt securities(1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	165	—	165	—
Trading securities: mutual funds(1)	5,368	5,368	—	—
Foreign currency forward contracts(2)	324	—	324	—
Total assets measured at fair value	$165,237	$163,422	$489	$1,326
Liabilities:
Foreign currency forward contracts(4)	$2,382	$—	$2,382	$—
Contingent consideration(5)	3,000	—	—	3,000
Total liabilities measured at fair value	$5,382	$—	$2,382	$3,000

(1)	Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)	Included in Prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets.
(3)	Included in Other non-current assets on the Company's unaudited condensed consolidated balance sheets.
(4)	Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.
(5)

Included in Other non-current accrued liabilities on the Company's unaudited condensed consolidated balance sheets. The contingent consideration represents the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that is contingent upon the achievement of certain technical and service revenue milestones.

The Company's investments in cash equivalents, available-for-sale marketable corporate equity securities and trading securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company's investment in convertible debt securities issued by a publicly held company is classified within Level 2 of the fair value hierarchy as the fair value for the instrument approximates its cost based on the contractual terms of the arrangement. The Company's available-for-sale marketable investments are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable instruments, identical instruments in less active markets, or models using market observable inputs. The Company's foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company's contingent consideration resulting from acquisitions and investments in convertible debt securities issued by a privately held company are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. In the nine months ended October 3, 2021, the Company released $3.0 million of a contingent consideration liability associated with acquisition of Meural given remote probability of milestone achievement. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

Restructuring and other charges recognized in the nine months ended October 3, 2021 were primarily for severance, and other costs in relation to the consolidation of offices in the APAC region and the reorganization of our supply chain

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

function to gain some cost efficiencies. The remaining liabilities as of October 3, 2021 are expected to be settled in the fourth fiscal quarter of 2021.

The following table provides a summary of the activity related to accrued restructuring and other charges for the nine months ended October 3, 2021:

	Accrued Restructuring and Other Charges at December 31, 2020	Additions (1)	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at October 3, 2021
	(In thousands)
Restructuring
Employee termination charges	$87	$2,900	$(2,793)	$(39)	$155
Lease contract termination and other charges	227	513	(559)	(135)	46
Total Restructuring and other charges	$314	$3,413	$(3,352)	$(174)	$201

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

The components of lease cost were as follows:

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 27, 2020	October 3, 2021	September 27, 2020
	(In Thousands)
Operating lease cost	$2,312	$2,656	$6,882	$8,007
Short-term lease cost	82	716	495	1,384
Total lease cost (1)	$2,394	$3,372	$7,377	$9,391

(1)	Included in cost of revenue, sales and marketing, research and development and general and administration in the Company's unaudited condensed statement of operations.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	October 3, 2021	September 27, 2020
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$7,455	$8,990

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,705	$9,198

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding continued profitability and cash generation; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product introductions that position the Company for growth and market share gain; and expectations regarding NETGEAR's paid subscriber base growth, registered users and registered app users. These statements are based on management's current expectations and are subject to certain risks and uncertainties, including the following: uncertainty surrounding the duration and impact of the global COVID-19 pandemic; uncertainty surrounding inventory and supply chain management; inflation; geopolitical instability; changes in government and tax policies and regulations; future demand for the Company's products may be lower than anticipated; consumers may choose not to adopt the Company's new product offerings or adopt competing products; product performance may be adversely affected by real world operating conditions; the Company may be unsuccessful or experience delays in manufacturing and distributing its new and existing products; telecommunications service providers may choose to slow their deployment of the Company's products or utilize competing products; the Company may be unable to grow its number of registered users and/or registered app users; the Company may be unable to grow its paid subscriber base; the Company may be unable to collect receivables as they become due; the Company may fail to manage costs, including the cost of material and component and freight, and cost of developing new products and manufacturing and distribution of its existing offerings; changes in the level of NETGEAR's cash resources and the Company's planned usage of such resources, including potential repurchases of the Company's common stock; changes in the Company's stock price and developments in the business that could increase the Company's cash needs; fluctuations in foreign exchange rates; and the actions and financial health of the Company's customers. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that delivers innovative, advanced high-performance and premium networking technologies and Internet connected products to consumers, businesses, and service providers. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. We are dedicated to delivering innovative and advanced connected solutions ranging from mobile and cloud-based services for enhanced control and security, to smart networking products, audio and video over Ethernet for Pro AV applications, easy-to-use WiFi solutions and performance gaming routers to enhance console and online game play. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G, and audio and video over Ethernet. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business ("SMB"). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on product and service development efforts, both from a product marketing and engineering standpoint, to service the unique needs of their customers. The Connected Home segment is focused on consumers and consists of high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri Band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services, offering consumers a range of value-added services focused on performance, security, privacy and premium support. The SMB segment is focused on small and medium-sized businesses and consists of business networking, wireless LAN, audio and video over Ethernet for Pro AV applications, security and remote management solutions that bring enterprise-class functionality to small and medium-sized businesses at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle-East and Africa (“EMEA”) and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and through our online platform at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Costco, Walmart, Staples, Office Depot, Target, FNAC (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com worldwide, Newegg.com (U.S.), JD.com, Alibaba (China) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, D&H, Exertis (U.K.) and TD Synnex. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, we believe that the proportion of sales through e-commerce platforms will continue to grow in the foreseeable future.

Financial Overview

During the three months ended October 3, 2021, our net revenue and income from operations decreased by $88.0 million and $19.3 million, respectively, compared to the prior year period. The decrease in net revenue was primarily due to Connected Home, which declined $108.2 million, partially offset by an increase in SMB net revenue of $20.2 million. The decline in Connected Home revenue was experienced in both consumer and service provider channels, with the third fiscal quarter of 2020 being boosted by a surge in demand in response to work and schooling from home mandates resulting from the COVID-19 pandemic. The growth in SMB net revenue was driven by strong demand for switch and wireless products, buoyed by new business formations and demand for flexible working environments. The decrease in net revenue resulted in a decrease in gross profit of $26.7 million while operating expenses fell by $7.4 million, mainly as a result of the lower incentive compensation plan achievement.

On a geographic basis, net revenue decreased in Americas and EMEA and increased in APAC during the three months ended October 3, 2021, compared to the prior year period. The net revenue from Connected Home declined in all three regions with increased net revenue in SMB partially offsetting the net revenue decreases in Americas and EMEA and more than offsetting the net revenue decrease in APAC, respectively, compared with the prior year period.

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

The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We have experienced an increase in demand for our products relative to pre-pandemic levels as consumers and businesses seek flexible networking solutions for their day-to-day needs. We expect the shift to remote working to increase relative to the experience pre-pandemic, thus maintaining the demand for high performance and dependable WiFi networks with a sustained increase in our target addressable market. As a result of the on-going pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, which results in elongated lead times for some of our key components, constrains our ability to accurately forecast and our ability to capitalize fully on end market demand. We expect supply chain constraints to continue to exist for the foreseeable future for certain products. We have experienced an increase in the cost of sea freight transportation, ticking up meaningfully the third fiscal quarter of 2021 compared to the first half of 2021 and rising significantly compared to the prior year period which will impact financial results further in the fourth fiscal quarter of 2021. Additionally, commencing in the third fiscal quarter of 2021, we have experienced an increase in the costs of material and component for our products and expect this trend to persist for the foreseeable future. We anticipate net revenue for Connected Home in the fourth fiscal quarter of 2021 to be lower than the third fiscal quarter of 2021, while we anticipate SMB net revenue to be supply constrained at a similar level as experienced in the third fiscal quarter of 2021. The sequential decline in Connected Home primarily relates to U.S. consumer WiFi market growth in the third fiscal quarter of 2021 relative to the third fiscal quarter of 2019 coming in below expectations and lowering our customers desired inventory holding levels in the fourth fiscal quarter of 2021, while we expect a decline in net revenue from service provider customers, mainly due to challenges associated with supply constraints. The sequential performance of our SMB business will be hampered by challenges associated with our supply chain, with demand for SMB products exceeding supply availability. We will look to continue to execute on our strategy of capitalizing on technological inflection points of WiFi 6E, WiFi 6, 5G and audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and develop and roll out service offerings to build recurring service revenue streams. While we have been able to navigate COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration of the pandemic and the broader implications of the macro-economic recovery, any related disruptions to channel partners and restrictions on travel and transport, all of which are uncertain and cannot be predicted. A large portion of our global workforce has been working remotely as a result of the pandemic since March 2020. Their comfort level and willingness to switch from remote workng to a hybrid or full time in person model is uncertain and cannot be predicted. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the COVID-19 pandemic.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the three and nine months ended October 3, 2021, with the comparable reporting periods in the preceding year.

	Three Months Ended				Nine Months Ended
	October 3, 2021		September 27, 2020		October 3, 2021		September 27, 2020
	(In thousands, except percentage data)
Net revenue	$290,150	100.0%	$378,114	100.0%	$916,886	100.0%	$888,129	100.0%
Cost of revenue	203,309	70.1%	264,620	70.0%	625,748	68.2%	627,093	70.6%
Gross profit	86,841	29.9%	113,494	30.0%	291,138	31.8%	261,036	29.4%
Operating expenses:
Research and development	23,472	8.1%	24,529	6.5%	69,887	7.6%	65,412	7.4%
Sales and marketing	36,176	12.4%	39,794	10.5%	109,731	12.0%	107,209	12.1%
General and administrative	14,056	4.8%	16,467	4.4%	45,084	4.9%	45,082	5.1%
Other operating expenses, net	222	0.1%	538	0.1%	690	0.1%	1,631	0.1%
Total operating expenses	73,926	25.4%	81,328	21.5%	225,392	24.6%	219,334	24.7%
Income from operations	12,915	4.5%	32,166	8.5%	65,746	7.2%	41,702	4.7%
Other income (expense), net	(132)	(0.1)%	(417)	(0.1)%	15	0.0%	(4,378)	(0.5)%
Income before income taxes	12,783	4.4%	31,749	8.4%	65,761	7.2%	37,324	4.2%
Provision for income taxes	3,199	1.1%	6,214	1.6%	15,383	1.7%	9,979	1.1%
Net income	$9,584	3.3%	$25,535	6.8%	$50,378	5.5%	$27,345	3.1%

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

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Americas	$195,123	(29.8)%	$277,891	$626,907	(1.8)%	$638,327
Percentage of net revenue	67.3%		73.5%	68.4%		71.8%
EMEA	$56,940	(10.6)%	$63,705	$179,802	16.6%	$154,212
Percentage of net revenue	19.6%		16.8%	19.6%		17.4%
APAC	$38,087	4.3%	$36,518	$110,177	15.3%	$95,590
Percentage of net revenue	13.1%		9.7%	12.0%		10.8%
Total net revenue	$290,150	(23.3)%	$378,114	$916,886	3.2%	$888,129

Americas

Net revenue in Americas decreased for the three and nine months ended October 3, 2021, compared to the prior year periods, primarily due to lower demand for Connected Home products, partially offset by higher demand for SMB products. Demand for Connected Home products fell compared to the prior year periods as the surge that began in March 2020 resulting from work and schooling from home mandates in response to the COVID-19 pandemic moderated in fiscal 2021. Additionally, Connected Home demand in the third fiscal quarter of 2020 was benefited by a need for our channel partners to rebuild inventory carrying levels which had declined significantly upon the onset of the pandemic to that point. Connected Home net revenue in Americas declined by 36.2% and 6.2% for the three and nine months ended October 3, 2021, compared to the prior year periods, respectively, primarily due to lower net revenue from our home wireless and mobile products. The declines in mobile products were mainly due to net revenue from service provider customers falling by 38.0% and 33.5% in the three and nine months ended October 3, 2021, respectively, compared to the prior year periods, as exceptional demand experienced in the third fiscal quarter of 2020 in response to the pandemic from service provider customers was not repeated in the current year periods. Buoyed by new business formations, increased demand for flexible working solutions and without disruption from pandemic enforced closures, SMB net revenue in Americas rose by 24.9% and 29.1% for the three and nine months ended October 3, 2021, compared to the prior year periods, respectively. The increases in net revenue were predominantly due to higher net revenue from our switch and SMB wireless products. The increase in switch products was propelled by strong momentum in our Pro-AV product line of managed switches.

EMEA

Net revenue in EMEA decreased for the three months ended October 3, 2021, compared to the prior year period, mainly due to lower net revenue from service provider customers, partially offset by higher net revenue from SMB products. Responding to enforced business closures, work and schooling from home mandates, service provider customers significantly increased order volumes heightening net revenue in the third fiscal quarter of 2020. Buoyed by new business formations, increased demand for flexible working solutions and without disruption from pandemic enforced closures, as experienced in the prior year, net revenue in EMEA increased for the nine months ended October 3, 2021, compared to the prior year period, due to increased demand for SMB products. The decrease of 33.9% in Connected Home net revenue in EMEA for the three months ended October 3, 2021, compared to the prior year period, was mainly attributable to the lower net revenue from home wireless and mobile products whereas net revenue in EMEA for the nine months ended October 3, 2021 was in line with the prior year period. SMB net revenue in EMEA grew by 37.0% and 41.0% for the three and nine months ended October 3, 2021, compared to the prior year periods, respectively. Propelled by strong performance in managed switches, net revenue of our switch products grew and helped by flexible working solutions, net revenue from SMB wireless products grew.

APAC

Net revenue in APAC increased for the three and nine months ended October 3, 2021, compared to the prior year periods, mainly driven by strong demand for our switch and wireless products in SMB segment, partially offset by lower net revenue from our broadband modem and gateway products in Connected Home segment. SMB net revenue in APAC increased by 46.0% and 35.0% for the three and nine months ended October 3, 2021, compared to the prior year periods, respectively. The year over year performance improvement was due to a combination of increased demand and an improved economic environment, while the prior year periods were negatively impacted by the COVID-19 pandemic.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, net of vendor rebates, royalty and licensing fees, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory, amortization of acquired intangibles and capitalized software development costs. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Cost of revenue	$203,309	(23.2)%	$264,620	$625,748	(0.2)%	$627,093
Gross margin percentage	29.9%		30.0%	31.8%		29.4%

Cost of revenue decreased for the three months ended October 3, 2021, compared to the prior year period, primarily due to lower net revenue. Cost of revenue decreased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to lower air freight spending and lower provision for warranty as a percentage of net revenue, and higher proportion of SMB products as a percentage of net revenue.

Gross margin remained relatively flat for the three months ended October 3, 2021, compared to the prior year period. Gross margin increased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to improved mix with SMB net revenue comprising a higher proportion of net revenue as well as improved margin performance from Connected Home products and services. Within gross margin, we reduced air freight expenditure, experienced lower provision for sales returns, partially offset by higher provision for channel promotional activities deemed to be a reduction of revenue and higher sea freight expenditure, compared to the prior year periods.

We expect gross margin percentage for the fourth quarter of 2021 to trend down from the third fiscal quarter of 2021. We have experienced disruptions to our supply chain since the onset of the pandemic, with partners being affected by factory uptime, scarcity of materials and components and limited capacity to transport cargo via sea and air. These disruptions have resulted in the time from order to production and transportation of inventory to our distribution centers increasingly elongating. We have experienced a continued increase in the cost of sea freight transportation, ticking up meaningfully in the third fiscal quarter of 2021 compared to the first half of 2021 and rising significantly compared to the prior year period which will impact financial results further in the fourth fiscal quarter of 2021. The rise in sea freight transportation will begin to impact gross margins from the fourth fiscal quarter of 2021 as inventory purchased in the third fiscal quarter of 2021 is sold to our customers. Additionally, commencing in the third fiscal quarter of 2021, we have experienced an increase in the costs of material and component for our products and expect this trend to persist for the foreseeable future. If such disruptions become widespread, they could significantly hamper our ability to fulfill the demand for our products, in particular our SMB products and Connected Home mobile products, while continued increases to production and transportation costs associated with supply chain could impact our margin performance. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Research and development	$23,472	(4.3)%	$24,529	$69,887	6.8%	$65,412

Research and development expense decreased for the three months ended October 3, 2021, mainly due to a decrease of $0.8 million mainly attributable to lower incentive compensation plan expense resulting from lower profitability, partially offset by increased personnel expenses, compared to the prior year period. Research and development expense increased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to an increase in personnel-related expenditures of $4.9 million. The increases in personnel expenses in the three and nine months ended October 3, 2021 are mainly attributable to the growth of our software engineering team which typically carries a higher cost per employee than our traditional engineering team. Research and development headcount decreased to 286 as of October 3, 2021 from 299 as of September 27, 2020, resulting from the restructuring activities incurred at the end of the first fiscal quarter of 2021 as we consolidated our offices in the APAC region to gain efficiencies.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch products. We expect research and development expense in absolute dollars in the fourth fiscal quarter of 2021 to be in line with or slightly higher than the third fiscal quarter of 2021. Research and development remains critical to our future success and we expect to continue to allocate resources to help accelerate growth in key strategic areas described above. Research and development expenses will fluctuate depending on the timing and number of development activities in any given quarter and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Sales and marketing	$36,176	(9.1)%	$39,794	$109,731	2.4%	$107,209

Sales and marketing expense decreased for the three months ended October 3, 2021, compared to the prior year period, due to decreases in personnel-related expenditures of $3.0 million mainly resulting from lower incentive compensation plan expense resulting from lower net revenue achievement and lower amortization of intangibles of $1.3 million, partially offset by an increase in marketing expenditures of $1.4 million. Sales and marketing expense increased for the nine months ended October 3, 2021, compared to the prior year period, primarily due to increases in marketing expenditure of $4.4 million resulting from higher investment in corporate marketing to heighten brand awareness, outbound freight costs of $1.6 million and outside professional services of $1.2 million, partially offset by decreases in amortization of intangibles of $2.7 million and incentive compensation of $2.4 million. The reduction in amortization of intangible expense was as a result of certain intangibles being fully amortized by the second fiscal quarter of 2021. Sales and marketing headcount was 259 as of October 3, 2021, compared to 255 as of September 27, 2020.

We expect our sales and marketing expense in absolute dollars in the fourth fiscal quarter of 2021 to be in line with or slightly higher than the third fiscal quarter of 2021. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
General and administrative	$14,056	(14.6)%	$16,467	$45,084	0.0%	$45,082

The decrease in general and administrative expense for the three months ended October 3, 2021, compared to the prior year period, was primarily driven by lower personnel-related expenditure of $3.7 million, partially offset by an increase in legal and professional services spending of $1.6 million. General and administrative expense for the nine months ended October 3, 2021, compared to the prior year period, was flat as an increase in legal and professional services of $3.8 million was mainly offset by a decrease in personnel-related expenditures. The declines in the personnel-related expenditures in both periods were mainly due to lower incentive compensation plan expense resulting from lower profitability, compared with the prior periods. The increases in legal expenses in both periods were mainly attributable to higher litigation activity associated with patent litigation claims. General and administrative headcount was 138 as of October 3, 2021 compared to 140 as of September 27, 2020.

We expect our general and administrative expenses in absolute dollars in the fourth fiscal quarter of 2021 to be in line with or slightly higher than the third fiscal quarter of 2021. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses, net

Other operating expenses, net consists of restructuring and other charges, litigation reserves, net, and change in the fair value of contingent consideration.

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Other operating expenses, net	$222	(58.7)%	$538	$690	(57.7)%	$1,631

The change in other operating expenses, net for the three months ended October 3, 2021, compared to the prior year period, was not significant. The decrease in other operating expenses, net for the nine months ended October 3, 2021, compared to the prior year period, was primarily due to a $3.0 million release of contingent consideration liability associated with a prior acquisition given the remote probability of milestone achievement, partially offset by higher restructuring and other charges of $2.1 million associated with the consolidation of offices in the APAC region and the reorganization of our supply chain function in 2021. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Income (Expense), Net

Other income (expense), net consists of interest income, which represents amounts earned and incurred on our cash, cash equivalents and short-term investments, and other income and expense, which primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expense. The following table presents other income (expense), net for the periods indicated:

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Other income (expense), net	$(132)	(68.3)%	$(417)	$15	**	$(4,378)

**	Percentage change not meaningful.

The change in the other expense, net in the three months ended October 3, 2021, compared to the prior year period, was not significant. The change in other income (expense), net in the nine months ended October 3, 2021, compared to the prior year period, was primarily due to $5.4 million of impairment charges brought about by triggering events impacting the valuation of a number of our privately held long-term investments, partially impacted by the COVID-19 pandemic.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(In thousands, except percentage data)
Provision for income taxes	$3,199	(48.5)%	$6,214	$15,383	54.2%	$9,979
Effective tax rate	25.0%		19.6%	23.4%		26.7%

The decrease in tax expense for the three months ended October 3, 2021, compared to the prior year period, was primarily due to lower pre-tax earnings. The increase in tax expense for the nine months ended October 3, 2021, compared to the prior period, was mainly due to higher pre-tax earnings. The increase in tax expense for the nine months ended October 3, 2021, compared to the prior year period, was partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals. Additionally, for the three and nine months ended September 27, 2020, tax expenses were reduced by favorable changes in estimates recorded during the third fiscal quarter upon filing of our 2019 U.S. federal tax return, which were considerably higher than the favorable changes in estimate recorded upon filing of our 2020 federal tax return.

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

Connected Home Segment

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(in thousands, except percentage data)
Net revenue	$208,539	(34.2)%	$316,739	$679,320	(4.5)%	$711,419
Percentage of net revenue	71.9%		83.8%	74.1%		80.1%
Contribution income	$22,558	(59.7)%	$55,964	$101,189	(4.3)%	$105,738
Contribution margin	10.8%		17.7%	14.9%		14.9%

Net revenue for the Connected Home decreased in the three and nine months ended October 3, 2021, compared to the prior year periods. Demand for Connected Home products fell compared to the prior periods as the surge that began in March 2020 resulting from work and schooling from home mandates in response to the COVID-19 pandemic moderated in the current year. The year over year decreases in the three and nine months ended October 3, 2021, compared with the prior periods, were primarily due to lower net revenue of our home wireless and mobile products. The declines in mobile products were mainly due to net revenue from service provider customers falling by 43.1% and 31.1% in the three and nine months ended October 3, 2021, respectively, compared to the prior year periods, as exceptional demand experienced in 2020 from service provider customers in response to the pandemic did not repeat in the current year periods. Within home wireless, we continue to experience growth in premium tri-band WiFi 6 mesh systems. Geographically, we experienced decreases across all three regions in the three months ended October 3, 2021, compared to the prior year period. Net revenue decreased in Americas, remained flat in EMEA and increased in APAC in the nine months ended October 3, 2021, compared to prior year period.

Connected Home contribution income decreased in the three and nine months ended October 3, 2021, compared to the prior year periods, mainly attributable to lower net revenue and higher operating expenses as a percentage of net revenue.

SMB Segment

	Three Months Ended			Nine Months Ended
	October 3, 2021	% Change	September 27, 2020	October 3, 2021	% Change	September 27, 2020
	(in thousands, except percentage data)
Net revenue	$81,611	33.0%	$61,375	$237,566	34.4%	$176,710
Percentage of net revenue	28.1%		16.2%	25.9%		19.9%
Contribution income	$17,137	96.5%	$8,721	$49,831	87.5%	$26,573
Contribution margin	21.0%		14.2%	21.0%		15.0%

SMB net revenue increased significantly for the three and nine months ended October 3, 2021, compared to the prior year periods buoyed by new business formations, increased demand for flexible working solutions, including low port count switches and wireless products while demand for Pro AV applications increased meaningfully year over year. The year over year performance in the three and nine months ended October 3, 2021, compared to the prior year periods, was further benefited by the re-opening of economies while the prior year performance was negatively impacted by business closures related to the COVID-19 pandemic. Geographically, we experienced growth in SMB net revenue across all three regions in the three and nine months ended October 3, 2021, compared to the prior year periods.

SMB contribution income increased significantly for the three and nine months ended October 3, 2021, compared to the prior year periods, primarily due to higher net revenue and lower operating expenses as a proportion of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of October 3, 2021, we had cash, cash equivalents and short-term investment of $292.2 million, a decrease of $61.1 million from December 31, 2020.

As of October 3, 2021, approximately 41% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

The following table presents our cash flows for the periods presented.

	Nine Months Ended
	October 3, 2021	September 27, 2020
	(In thousands)
Cash provided by (used in) operating activities	$(8,498)	$135,062
Cash used in investing activities	(7,433)	(12,414)
Cash used in financing activities	(47,262)	(12,364)
Net cash increase (decrease)	$(63,193)	$110,284

Operating activities

Net cash used in operating activities was $8.5 million for the nine months ended October 3, 2021, compared to $135.1 million of cash provided in the prior year period, primarily due to unfavorable working capital movements, partially offset by higher net income. The lower net cash inflow from working capital was mainly driven by higher inventory holding and higher payments to trade suppliers and other non-trade vendors, partially offset by higher collection of account receivables. Inventory holding increased as we rebuilt inventory carrying levels to support ongoing demand and adjust for elongation of freight transit times which have increased meaningfully.

Our Days Sales Outstanding (“DSO”) was 90 days as of October 3, 2021, slightly higher than 87 days as of December 31, 2020. Our accounts payable decreased from $90.9 million as of December 31, 2020 to $75.1 million as of October 3, 2021 due to timing of inventory receipts and supplier payments. Inventory increased from $172.1 million as of December 31, 2020 to $305.1 million as of October 3, 2021. Ending inventory turns were 2.7 in the three months ended October 3, 2021, down from 5.9 in the three months ended December 31, 2020.

Investing activities

Net cash used in investing activities decreased by $5.0 million in the nine months ended October 3, 2021, compared to the prior year period, mainly due to lower purchases of long-term investments.

Financing activities

Net cash used in financing activities increased by $34.9 million in the nine months ended October 3, 2021, compared to the prior year period, primarily due to higher stock repurchase activity, higher payments relating to restricted stock unit tax withholdings and lower proceeds from transactions under our equity plans.

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On October 24, 2021, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares of 1.0 million as of October 3, 2021 under our previous repurchase program. During the nine months ended October 3, 2021 and September 27, 2020, we repurchased and retired, reported based on trade date, approximately 1.6 million and 0.9 million shares of common stock, at a cost of approximately $57.5 million and $22.5 million, respectively, under the repurchase authorizations. As of October 3, 2021, common stock repurchases at a cost of $3.8 million were pending settlement. We also repurchased and retired, reported based on trade date, approximately 197,000 and 188,000 shares of common stock, at a cost of approximately $7.5 million and $4.8 million during the nine months ended October 3, 2021 and September 27, 2020, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in future quarters.

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

Contractual Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of October 3, 2021, from those as of December 31, 2020 disclosed in Part II, Item 7, of our Annual Report.

We have entered into various master purchase agreements for inventory with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. Commencing at the onset of the COVID-19 pandemic in March 2020, we experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruptions. We have responded by extending our ordering horizon to as long as 18 months. We may become liable for non-cancellable materials and components, such as chipsets purchased by the supplier to meet our purchase order, even if it is subsequently cancelled. Orders are non-cancelable within 30 days prior to the expected shipment date. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on our purchase orders subject to acknowledgment from our suppliers. As of October 3, 2021, we had approximately $112.5 million in non-cancelable purchase commitments with suppliers. We establish a loss liability for all products we do not expect to sell or orders we anticipate cancelling for which we have committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on our unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments amounted to $0.9 million and $2.9 million for the three and nine months ended October 3, 2021 and $0.3 million and $1.6 million for the three and nine months ended September 27, 2020, respectively. Our suppliers procure unique complex components on our behalf. If these components do not meet specified technical criteria or are defective, we should not be obligated to purchase the materials. However, disputes may arise as a result and significant resources may be spent resolving such disputes.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through December 2026. As of October 3, 2021, we had approximately $31.8 million in non-cancelable operating lease commitments. The terms of certain of our facility leases provide for rental payments on a graduated scale. Lease expense is recognized on a straight-line basis over the lease term. Refer to Note 14. Leases, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for details on our leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Off-Balance Sheet Arrangements

As of October 3, 2021, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of the Security and Exchange Commission’s (the “SEC”) Regulation S-K.

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

During the nine months ended October 3, 2021, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Risks Related to our Business, Industry and Operations

•	If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.
•	We obtain several key components from limited or sole sources.
•	If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.
•	We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs.
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

Risks Related to our Business, Industry and Operations

* If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our gross margin could decrease.

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and a significant increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. For example, the COVID-19 outbreak at the port of Yantian in Shenzhen, China in the second quarter of 2021 and Ningbo, China in the third quarter of 2021 had a disruptive impact on our transportation network, including schedule changes, blank sailings and shipping delays. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. Also, labor disputes among freight carriers and at ports of entry are common, particularly in Europe, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. For example, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon was not doing enough to protect them from the ongoing COVID-19 pandemic. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. We are currently experiencing such disruption at both ports, due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, transport equipment (tractors and trailers) and other causes, suffer from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This could materially and adversely affect our business and financial results for the fourth quarter of 2021 and, if significant disruptions along these lines continue, especially if they were to take place within the last few weeks of the quarter, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results.

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer-imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. For example, the price of oil has increased significantly within the past few months. Similarly, supply chain disruptions such as those described in the preceding two paragraphs, may lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight have recently increased to at least eight times historical levels and will have a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Currently, just as ocean freight costs have increased due to the aforementioned supply chain disruptions, the cost of air freight has increased as well up to five times historical levels. This significant increase in the cost of both ocean and air freight will continue to severely disrupt our business and harmed our operating results, and in particular, our profitability.

* We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we are currently experiencing chipset shortages for some of our switching products from two of our semiconductor suppliers who do not have enough wafer capacity to satisfy our demand, and this shortage may continue for the next several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for automobiles has increased significantly over the last fifteen months, our supplier of micro controller units, which are used in both automobile production and our power over ethernet switches, has been forced to prioritize supply to the automobile industry, leaving us short of supply on these key components and affecting our ability to produce enough power over ethernet switches to meet our forecasted demand in a timely manner. This has resulted in our ODM Partners re-designing our products to accept second source components which provide more flexibility but increases the overall cost. More recently, Taiwan Semiconductor Manufacturing Company recently announced price increases of 10-20% on its chips, which has led to some of our chip suppliers correspondingly increasing the cost of their chips to us. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. For example, we are currently experiencing price increases with certain suppliers and manufacturing partners, and are negotiating price increases with certain other suppliers and manufacturing partners. This will affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers' ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand and purchase orders, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as WiFi chipsets, switching fabric chips, physical layer transceivers, logic, power, analog and RF chipsets. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. Historically, the cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur, which could be material. In fiscal 2020, we experienced an elongation of the time from order placement to production primarily due to increased demand and the resulting component shortages and supply chain disruption brought about by the COVID-19 pandemic. We have responded by extending our ordering horizon to as long as 18 months. As a result, our exposure to the foregoing risks is greater and our potential liability for losses is greater relative to our more typical ordering horizon of up to 6 to 9 months.

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply are currently limiting our ability to supply all the worldwide demand for our SMB switch products, and our revenue has been and will continue to be affected. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

*If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product.

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, demand for our Connected Home products for the 2021 fiscal year has turned out to be lower than we previously forecast, and will result in our revenue for the remainder of 2021 to come in lower than expected as our channel partners in the U.S. are expected to replenish inventory slower than they sell it through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected.

* We depend on a limited number of third-party manufacturers for substantially all of our manufacturing needs. If these third-party manufacturers experience any delay, disruption or quality control problems in their operations, we could lose revenue and our brand may suffer.

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, as well as their sub-contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to changing economic conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a manufacturer can scale its production of our products at the volumes and in the quality that we require. In addition, as we recently have transitioned a substantial portion of our manufacturing facilities to different regions, we are subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

All of our products must satisfy safety and regulatory standards and some of our products must also receive government certifications. Our third-party manufacturers are primarily responsible for conducting the tests that support our applications for most regulatory approvals for our products. If our third-party manufacturers fail to timely and accurately conduct these tests, we would be unable to obtain the necessary domestic or foreign regulatory approvals or certificates to sell our products in certain jurisdictions. As a result, we would be unable to sell our products and our sales and profitability could be reduced, our relationships with our sales channel could be harmed, and our reputation and brand would suffer.

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. For example, the outbreak of the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods, most recently in Southeast Asia and in particular northern Vietnam and Thailand, where a significant portion of our products are manufactured. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third-party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. For example, we are currently experiencing price increases with certain of our manufacturing partners, and are negotiating price increases with certain other of our manufacturing partners. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

In our typical ODM arrangement, our ODMs are generally responsible for sourcing the components of the products and warranting that the products will work against a product's specification, including any software specifications. If we needed to move to a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas. If we are unable to properly manage these risks, our products may be more susceptible to defects and our business would be harmed.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and Tech Data Corporation, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned above in the risk factors “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we are currently experiencing increased freight costs and component costs, and have provided notice of price increases to our customers to become effective during the first quarter of 2022 which may impact end user demand for our products and place us at a disadvantage to our competitors. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. Similarly, we sell products and services directly to consumers from our own e-commerce platforms and expect these revenues to grow proportionate to overall revenue. Some of our customers, such as Amazon and Best Buy, may consider this to be competitive with their own businesses, which could negatively influence their purchasing decisions with respect to our products. In addition, unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, the unexpected need of many of our retail customers to close their physical locations due to the pandemic forced them to rapidly shift to online methods of selling products, and Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. This shift may have a longer-term impact on the inventory levels these customers choose to carry. Also, during the pandemic, some channel partners have prioritized the sale and delivery of other categories of products ahead of ours. Further, we believe the COVID-19 pandemic has led to an acceleration of the shift to a greater percentage of products being bought and sold online. If we are unable to adjust to this shift, this may lead to lower market share and lower revenues for us, and our net revenue and operating results could be harmed.

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

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. For example, provinces in northern Vietnam where our factories and component suppliers are located implemented province-wide shutdowns during our most recently completed second fiscal quarter which materially adversely impacted our supply of SMB products and components during the quarter, and may continue to do so in future quarters. Further, as the availability of vaccines against the COVID-19 virus varies greatly around the world, the potential for future shutdowns which may adversely affect our ability to supply products remains a significant risk going forward. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport labor and vehicles, port closures or congestion, and increased border controls or closures, have impacted and may continue to impact our ability to meet demand and could materially adversely affect us. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase”, we have already experienced a significant increase in the cost of ocean freight and air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis.

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

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. As mentioned above, recent provincial shutdowns in northern Vietnam materially adversely affected our manufacturing partners and component suppliers in that area, which in turn materially adversely affected our supply chain and our operating results. Our main distribution partner in Southern California has had several incidents of workers at its facility testing positive for COVID-19, forcing the facility to close temporarily. Along the same lines, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. The impact of COVID-19 can also exacerbate other risks discussed above and below, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, as exemplified by the recent and rapid spread of the delta variant, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;
•	epidemic or widespread product failure, performance problems or unanticipated safety issues in one or more of our products that could negatively impact our reputation, brand and business;
•	any changes in accounting rules;
•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;

•	failure to effectively manage our third-party customer support partners, which may result in customer complaints and/or harm to the NETGEAR brand;
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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Nest (owned by Google), Samsung, Synology and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Palo Alto Networks, QNAP Systems, SonicWall, Synology, TP-Link, Ubiquiti and WatchGuard. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources, but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, in the recent past certain network security companies such as Symantec have introduced security routers for the home consumer market to compete with us and we believe that other network security companies may also seek to do the same. Price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope, Eero by Amazon and Linksys by Foxconn. Additionally, in the case of Linksys, Foxconn is one of our main third-party manufacturing partners, which presents an additional risk if Foxconn decides to prioritize its interest in Linksys over its relationship with us. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in the third quarter of fiscal 2021 and approximately 31% of overall net revenue in fiscal 2020. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•	difficulties and costs of staffing and managing foreign operations; and
•	business difficulties, including potential bankruptcy or liquidation, of any of our worldwide third-party logistics providers.

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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in August 2018, we acquired Meural Inc., a leader in digital platforms for visual art, to enhance our Connected Home product and service offerings. Acquisitions involve numerous risks and challenges, including but not limited to the following:

•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;
•	higher than anticipated acquisition and integration costs and expenses;
•	reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;
•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;
•	entering into territories or markets with which we have limited or no prior experience;
•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;
•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;
•	disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management's time and attention from running the day-to-day operations of our business;
•	inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting and other procedures and policies in a timely manner;

•	inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and
•	potential post-closing disputes.

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

We rely on third parties to obtain non-exclusive patented hardware and software license rights in technologies that are incorporated into and necessary for the operation and functionality of most of our products. In these cases, because the intellectual property we license is available from third parties, barriers to entry into certain markets may be lower for potential or existing competitors than if we owned exclusive rights to the technology that we license and use. Moreover, if a competitor or potential competitor enters into an exclusive arrangement with any of our key third-party technology providers, or if any of these providers unilaterally decide not to do business with us for any reason, our ability to develop and sell products containing that technology would be severely limited. If we are shipping products that contain third-party technology that we subsequently lose the right to license, then we will not be able to continue to offer or support those products. In addition, these licenses often require royalty payments or other consideration to the third-party licensor. Our success will depend, in part, on our continued ability to access these technologies, and we do not know whether these third-party technologies will continue to be licensed to us on commercially acceptable terms, if at all. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology of lower quality or performance standards, which would limit and delay our ability to offer new or competitive products and increase our costs of production. As a result, our revenue, margins, market share, and operating results could be significantly harmed.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. For example, the House of Representatives has introduced legislation proposing an increase to the U.S. corporate tax rate from 21% to 26.5% in addition to other changes in U.S. tax law that would increase our U.S. tax burden. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

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

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. Increasingly, the market for talent in the technology industry has become increasingly competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Further, changes brought about by the COVID-19 pandemic, for example being able to work from anywhere on a full-time basis, has led to an increase in employee mobility and employees are changing jobs at an increasing rate. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long-term succession plan. As a result, if we suffer the loss of services of any key executive, our long-term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long-term succession plan, we may not be able to have the proper personnel in place to effectively execute our long-term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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
(c)	Repurchase of Equity Securities by the Company

            On October 24, 2021, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares of 1.0 million as of October 3, 2021 under our previous repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 28, 2021 - July 25, 2021	11,627	$38.32	—	1,982,011
July 26, 2021 - August 22, 2021	749,954	$34.53	723,847	1,258,164
August 23, 2021 - October 3, 2021	235,154	$32.61	229,161	1,029,003
Total	996,735	$34.12	953,008

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. During the three months ended October 3, 2021, we repurchased and retired, reported based on the trade date, approximately 953,000 shares of common stock at a cost of approximately $32.5 million under the authorizations.

(2)

During the three months ended October 3, 2021, we repurchased and retired, reported based on trade date, approximately 44,000 shares of common stock at a cost of approximately $1.5 million to facilitate tax withholding for RSUs.

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

Date: November 5, 2021