Form 10-K
period 2021-12-31
NETGEAR, INC.
filed 2022-02-18
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 27, 2021 was approximately $1.15 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 25, 2021 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,360,520 shares as of February 11, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

General

We are a global company that turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and service providers, and advance the way people live. We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). The Connected Home segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value- added benefits focused on performance, security, privacy and premium support. The SMB segment focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security, and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic territories: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

In the years ended December 31, 2021, 2020, and 2019, we generated net revenue of $1.17 billion, $1.26 billion, and $998.8 million, respectively.

COVID-19 Pandemic

The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global economies, supply chains, workforce participation, inflation, and has created significant volatility and disruption in financial markets. The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We have experienced an increase in demand for our products relative to pre-pandemic levels as consumers and businesses seek flexible networking solutions for their day-to-day needs. As a result of the ongoing pandemic, our supply chain partners are limited by production capacity, and constrained by material availability, factory uptime and freight capacity, resulting in elongated lead times for some of our key components, impeding our ability to accurately forecast and to capitalize fully on end market demand. As the pandemic continues to disrupt the global business environment, it impacts our ability to fulfill SMB product demand and limits the availability of certain Connected Home products. In 2021, we experienced meaningful increases in costs for sea freight transportation, as well as costs of materials and components for our products. We expect these costs to remain elevated for the foreseeable future, with sea freight transportation costs starting to come down from current highs in the second half of 2022.

Markets

Our mission is to be the innovative leader in connecting the world to the internet by providing advanced, high-performance and premium networking technologies and internet-connected products for consumers, businesses and service providers. There are a number of factors that are driving today’s demand for products within these markets. The ever-growing number of internet-connected devices, such as smart phones, TVs, laptops, tablets, smart-home devices, and other Internet-of-Things (IoT) devices has increased the need for more robust networking solutions. As consumer behavior shifts to more content and video streaming, online gaming, online shopping, work-, fitness- and schooling-from-home, the demand for high-performance, dependable and secure WiFi continues to increase. Rising cyber security threats and attacks continue to propel the need for devices connected to the network to be free from vulnerability, leading to an increase in the demand for our security and privacy services. The demand for more convenience, greater speed, expanded coverage range, security and reliability of an in-home WiFi network, as well as mobile cellular networks, have become a greater priority for households and businesses.

Over the last decade, technology transformation has driven a need for constant connectivity. Consumers, small businesses and service providers demand networking products, incorporating the latest technology, that fit their specific needs and budgets. In particular, high income consumers with large numbers of connected devices and fast broadband subscriptions are investing in premium home WiFi solutions, such as our Orbi WiFi 6 and WiFi 6E Tri-band and Quad-band Mesh products. While there is always a need for point solutions that enhance or extend the functionality provided by internet service providers, there is also a growing demand for premium WiFi devices and networks that combine the newest WiFi standards with elegant design and a seamless app experience to accommodate the end-to-end networking needs of homes that are becoming increasingly smarter. End users desiring faster WiFi speeds, capacity for more devices and lower latency than ever before also often lack the technical skills or resources to fully realize these capabilities, making “plug and play” setup and ease of use priorities. Consumers and businesses also prefer the convenience of obtaining networking solutions from a single company and a positive customer experience has shown to produce brand loyalty. We recognize that customers see reliability, usability, security and performance as key factors when purchasing products and services. To provide desirable products and services at attractive prices, we focus on the unique requirements of these markets, and exercise strong operational discipline.

Sales Channels

We sell our products through multiple sales channels worldwide, including wholesale distributors, traditional and online retailers, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and through our direct online store at www.netgear.com.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, DMRs, VARs and broadband service providers. We sell directly to our distributors, the largest of which are Ingram Micro, Inc., TD Synnex, and D&H Distributing Company.

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. However, increasingly we are seeing products designed for small and medium-sized businesses move through these channels. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers, increasingly leveraging their online presence in addition to their in-store space and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Amazon.com, Inc., Best Buy Co., Inc., Wal-Mart Stores, Inc., Costco Wholesale and their respective affiliates.

DMRs and VARs. We sell into the business marketplace through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW Corporation and Insight Corporation. VARs include our network of registered NETGEAR Solution Partners. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors.

Broadband Service Providers. We also supply directly to broadband service providers in the United States and internationally providing DSL, WiFi and 4G/5G mobile broadband products. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include AT&T and Telstra.

Direct Online Store. We sell directly online at www.netgear.com in the United States and internationally to consumers and businesses. Through our direct online store, we provide high-performance and premium networking and internet connected products and subscription services, some of which are only available at www.netgear.com.

The largest portion of our net revenues was derived from the Americas, representing approximately 67% and 72% of net revenue in the years ended December 31, 2021, and 2020, respectively. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, governmental regulations, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K.

For information regarding our significant customers, refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Product Offerings

Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. We are dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers to enhance console and online game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Our product line consists of devices that create and extend wired and wireless networks, devices that connect to the network, such as smart digital canvasses, as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region in which our products are sold.

Smart Home / Connected Home / Broadband Access. Includes products that create and extend wired and wireless networks in homes and small businesses to connect devices to the internet, enable connection to broadband networks and a suite of value-added services enhancing such networks. These products are sold primarily via traditional retailers, increasingly leveraging their online presence, in addition to their brick-and-mortar stores, our direct online store and service provider channels and include:

•	WiFi routers and home WiFi Mesh Systems, which create a local area network (“LAN”) for home or office computer, mobile and smart devices to connect and share a broadband internet connection;
•

Broadband modems, which are devices that convert the broadband signals into Ethernet data that feeds Internet into homes and offices. We provide modems that connect to DOCSIS 3.x, xDSL, and 4G/5G mobile;

•	WiFi Gateways, which are WiFi routers with an integrated broadband modem, for broadband Internet access;
•	WiFi Hotspots, which create mobile WiFi Internet access that utilizes 4G/5G mobile and 5G data networks for use on the go, and at home in place of traditional wired broadband Internet access;
•	WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots;
•	Value-added service offerings such as security and privacy, technical support, and parental controls for consumers;
•	Powerline adapters, which extend wired and WiFi Internet connections to any AC outlet using existing electrical wiring;
•	WiFi network adapters, which enable computing devices to be connected to the network via WiFi;

•	Digital Canvasses, which enable users to display digital art and photos, including non-fungible token (“NFT”) artwork.

Small and Medium business solutions. These products and services are sold into the small and medium business marketplace through an extensive network of DMRs and VARs, and increasingly through brick-and-mortar retail and e-commerce channels and include:

•	Ethernet switches, which are multiple port devices used to network computing devices and peripherals via Ethernet wiring;
•	Pro AV Solutions, which includes high-performance flexible switches that are engineered for AV over IP;
•

Enterprise grade WiFi mesh systems as well as Cloud managed or standalone access points, which are devices used to manage and control WiFi on a campus, a facility, or an office providing WiFi connections to smart phones, tablets, laptops and other computing devices; and

•

Internet security appliances and NETGEAR Insight services, all of which provide a suite of networking solutions to small enterprise, education, hospitality and health markets through easy-to-use interfaces, providing capabilities such as firewalls and Virtual Private Networks (“VPNs”) and the ability for small businesses to deploy, monitor, manage and secure their networks easily and seamlessly.

Our products and services are designed to meet the specific needs of the consumer, business and service provider markets. We tailor various elements of the software interface, product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies. In our Connected Home business, our core long-term strategy focuses on the premium and higher-margin segments of the market, where we demonstrate our highly differentiated technology leadership.

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a modern business. For example, our business products provide data transfer rates up to ten gigabits per second to meet the higher capacity requirements. Our newest Power over Ethernet (“PoE”)++ switches, including cloud managed and unmanaged PoE switches, provide elevated power budgets and uninterrupted PoE++ power for businesses of all sizes to address the growing need for deployment of multiple PoE devices with more power, due to the widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other new applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. The COVID-19 pandemic has seen a shift in the demand and use cases for SMB products as more small businesses are now running out of homes. Products like our Orbi Pro with VLAN management, and our access points coupled with plug and play PoE VLAN switches are simple and cost-effective solutions that enable network segregation in homes between business and personal use. This shift has contributed to growing the market for lower port count switches and our SMB wireless offerings. In addition, we continue to see a shift from traditional AV applications utilizing HDMI technology to Ethernet switching driven by a transition from the 1080p to 4K to 8K video, and broadcast moving towards multicast streaming. We continue to develop and pursue avenues like health, personal fitness and sports industries for deployment of our next generation AV systems that transport audio and video signals over Ethernet.

Security requirements within our products for business broadband access include firewall and VPN capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security and remote configurability often required in a business setting.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our Connected Home business continues to make progress on our core long-term strategy of focusing on the premium and higher-margin segments of the market, where we demonstrate highly differentiated technology. Our focus is to continue to introduce new products and services into growth areas that form the basis of Smart Homes, such as: the fastest WiFi standards with broadest coverage via latest technology (802.11ax) WiFi routers and home WiFi systems; high speed DOCSIS 3.1, xDSL and fiber gateways with more integrated functions; 5G mobile gateways and mobile hotspots; and Digital Canvasses. We continue to announce and introduce new products in these key markets.

Our vision for the business network is to increase the effectiveness, efficiency and supportability of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SAP SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on-demand computing power supplied by third-party data centers. With the increased adoption of hybrid and fully remote work environments, along with increases in new businesses being established at home, we see a need for greater networking capabilities as workforces become more dispersed. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our PoE(+) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand, we are introducing next-generation technology, such as: PoE switches, Multi-gigabit Ethernet switches, WiFi mesh systems, high capacity local and remote unified storage, small to medium capacity campus wireless LAN, audio and video over Ethernet for Pro AV applications, and security and privacy appliances. In addition, our Insight line of cloud-connected networking devices can be managed remotely and securely via mobile Apps or Browser interfaces, providing continuous monitoring and instantaneous fault notification.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•

within the consumer markets, companies such as ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Minim (owned by Motorola), Google WiFi, Samsung, Synology, and TP- Link;

•

within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Palo Alto Networks, QNAP Systems, SonicWall, Synology, TP- Link, Ubiquiti, and WatchGuard; and

•

within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan.

Our potential competitors include other consumer electronics vendors, including Apple, Lifelock, LG Electronics, McAfee, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, including Extreme Networks and Luxul, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses, while Google and Amazon compete in the consumer WiFi product market, and both have substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors compete in a more limited manner. For example, Dell sells networking products primarily targeted at larger businesses or enterprises while Google and Amazon primarily only sell WiFi mesh systems. The competitive environment in which we operate changes rapidly due to technological reasons and other factors outside of our control, such as new entrants to the market and the ability of market participants to adapt to changing environments, such as impact from the COVID-19 pandemic. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

We believe that the principal competitive factors in the consumer, business and service provider markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security and privacy, and customer service and support. We believe our products are competitive in these markets based on these factors.

To remain competitive, we believe we must continue to aggressively invest resources in developing new products and subscription services, enhancing our current products, expanding our sales channels including our direct to consumer capabilities, increasing engagement with our customers and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on the security of our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

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

We identify, qualify and create new technologies to develop products using one or both of the methodologies described below. Under both ODM and In-House development, we develop portions of the software on some products, including embedded firmware or components of firmware, mobile applications, and cloud software.

ODM. Under the ODM methodology, we define the product concept and specifications and recommend the technology selection. We then coordinate with our technology suppliers as they develop the product, meeting our specifications, while our internal software engineering team typically works with our service partners to develop the software services that run on these devices. On certain new products, one or more subsystems of the design can be done in-house and then integrated with the remaining design pieces from the ODM. Once prototypes are completed, we work with our partners to complete the debugging and systems integration and testing. After completion of the final tests, agency approvals and product documentation, the product is released for production and shipment.

In-House Development. Under the in-house development model, one or more subsystems of the product are designed and developed utilizing the NETGEAR engineering team. Under this model, some of the primary technology is developed in-house. We then work closely with either an ODM or a Joint Development Manufacturer (“JDM”) to complete the development of the entire design, perform the necessary testing, and obtain regulatory approvals before the product is released for production and shipment.

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as Hon Hai Precision or Foxconn Corporation), Delta Electronics Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. We also manufacture in Haiphong, Vietnam at a facility owned by Shenzhen Gongjin Electronics Co., Ltd. (more commonly known as T&W), which is headquartered in China. We manufacture US bound products in Vietnam, Thailand, Indonesia and Taiwan. We distribute our manufacturing among a limited number of key suppliers and seek to avoid excessive concentration with any one single supplier. Currently, however, we have a concentration among two of our major suppliers in South East Asia that we expect will continue through fiscal year 2022. Any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. If our manufacturing or warehousing facilities are disrupted or destroyed, we would not have readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. To maintain quality standards for our suppliers, in July 2021 we established our own product quality organization based in Singapore and Taiwan. The organization is responsible for auditing and inspecting product quality on the premises of our ODMs.

We obtain several key components from limited or sole sources. These include many of the semiconductors used in our products, which are designed specifically for the products and obtained from sole source suppliers on a purchase order basis like switching fabric semiconductors used in our Ethernet switches and internet gateway products; wireless local area network chipsets used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. We also have limited sources for components including connector jacks, plastic casings and physical layer transceivers. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements or component lead times deviate from expectations, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased costs to procure supply. For instance, since the onset of the COVID-19 pandemic, we have experienced supply shortages for core networking semiconductor components, and additionally power IC and voltage regulator chipsets due to high demand, resulting in elongated manufacturing timelines.

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Singapore, serves the Asia Pacific region, DSV Solutions B.V. Netherlands serves the EMEA region, and Likewize Logistics Pty Ltd. in Melbourne, VIC, Australia serves Australia and New Zealand.

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

Our product marketing group focuses on product and service strategy, product and service development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product and services development activities, product and services launches, and ongoing demand and supply planning for our products occur in a well-managed, timely basis in coordination with our development, manufacturing, and sales groups, as well as our ODM and sales channel partners.

Our corporate marketing group is responsible for defining and building our corporate brand, supporting the business units with creative marketing strategies and driving traffic to our online and in-app platforms. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for driving awareness and demand for NETGEAR products through paid, earned and owned channels to reach and acquire new customers. Marketing tactics include driving the social media and online marketing strategy, public relations, installed base marketing programs, community engagement programs, sponsorships and events, and corporate websites worldwide, as well as creative production for all product categories.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 234 issued United States patents that expire between years 2022 and 2040 and 40 foreign patents that expire between 2022 and 2036. In addition, we currently have approximately 21 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

We have trade secret rights for our products, consisting mainly of product design, technical product documentation and software. We also own, or have applied for registration of trademarks, in connection with our products in the United States and internationally, including NETGEAR, NETGEAR Armor, NETGEAR Insight, NPG, NPG logo, Orbi, Nighthawk, FASTLANE3, Meural, Trueart, Digital Canvas, and ProSafe.

We have registered a number of internet domain names that we use for electronic interaction with our customers including dissemination of product information, marketing programs, product registration, sales activities, and other commercial uses.

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand from consumer markets primarily relating to the beginning of the school year and the holiday season. This pronounced seasonality has been previously offset by irregular and significant purchases from customers in other markets, such as the service provider market. However, we did not experience such seasonality in 2021 as we continued to see increased demand in the first half of 2021 directly tied to the COVID-19 pandemic which normalized in the second half of 2021. We anticipate the pattern of seasonality experienced historically to resume in 2022, due to the aforementioned consumer trends, as well as an expected improvement in supply of our SMB products.

Governmental Regulations

         Environmental Laws

Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes for all locations in which we operate. Since we operate on a global basis, this is a complex process that requires continual monitoring of regulations and compliance efforts to ensure that we, and our suppliers, are in compliance with all existing regulations.

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

Human Capital

As of December 31, 2021, we had 771 full-time employees, with 259 in sales, marketing and technical support, 280 in research and development, 96 in operations, and 136 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees, no personnel are represented under collective bargaining agreements, and we consider our relations with our employees to be good.

Culture

        Our mission to connect the world using innovative networking products cannot be achieved without employing imaginative, talented and committed individuals from around the world. We strive to foster a diverse and inclusive environment that both attracts and retains team members who align with our core values of: achievement, simplicity, people, innovation, results, and ethics.

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

We offer compelling global incentives to reinforce our performance-driven culture and attract and reward leading talent. We offer global competitive and meaningful total rewards programs that meet the diverse needs of our employees, while also reflecting local market practices. Our total rewards approach is designed to deliver cash, equity, and benefit programs that are competitive with those offered by comparable companies in the technology industry and reflect anticipated local market demands and evolving business needs. Other than the base salary program, all of our cash and equity programs are dependent upon the achievement of individual and company performance. In addition to competitive salaries and bonuses, we grant equity-based compensation to a significant portion of our employees. Equity serves as a key component in attracting, retaining, and motivating our employees. We also provide the opportunity for equity ownership through our employee stock purchase plan. We provide competitive benefits that include retirement planning, health care, parental leave, flexible time away, and appreciation events for employees. In addition, we offer benefits to support our employees’ physical and mental health.

Diversity and Inclusion

        We believe that our employee population should be reflective of the communities where we live and serve, and we are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. A diverse environment representing a broad spectrum of backgrounds and cultures and where everyone feels like they belong fosters innovative ideas and best-in-class products. We strive to create the most innovative products for our customers, and we recognize that it takes true diversity and inclusion to unleash the power of our fullest potential. We work every day to go beyond accepting diversity - we celebrate it, we support it, and we cultivate it by offering ongoing development programs, including CEO Action for Diversity & Inclusion and Employee Resource Groups (“ERG”) for Black employees and women.

             We demonstrate diversity, equity, and inclusion at the highest levels of our company. As of December 31, 2021, fifty percent (50%) of our independent directors are female, and approximately 55% of our executive management team self-identify as diverse, in terms of race, ethnicity or gender. In addition, women represented approximately 23% in technical positions worldwide and approximately 35% in leadership roles worldwide.

COVID-19 response

            In response to the COVID-19 outbreak, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes that during the first quarter of 2020, we transitioned to have the vast majority of our employees work from home whenever possible and continue to do so, while implementing additional safety measures for employees continuing critical on-site work, such as engineering. The flexible work experiences have enabled our teams to remain connected with each other and with our customers while maintaining and enhancing productivity, operational excellence and innovation. We provided additional benefits to employees including a wellbeing allowance and pandemic time off.

Business ethics

              Ethics are deeply embedded in our values and business processes. Our Code of Ethics serves as the foundation for our corporate governance policy and guides how we conduct business every day, both internally and with our partners. We regularly convey our commitment to ethics and integrity in employee communications, in our everyday actions and in processes and controls. We conduct presentations on our commitment to integrity and business ethics at all new hire training sessions and at each quarterly all hands meeting. We conduct annual trainings related to global ethical behavior and compliance with applicable laws, diversity and inclusion, anti-corruption and anti-bribery regulations, along with enforcement and other dimensions of ethical conduct. We also maintain an ethics-related hotline, through which individuals can anonymously raise concerns they have about business behavior they do not feel comfortable discussing personally with managers or human resources personnel. We also are committed to responsible manufacturing of our products and responsible sourcing of materials. We require our suppliers to share in this commitment and have established the Supplier Code of Conduct, which outlines our expectations of our suppliers in conducting business in a legal, ethical, and responsible manner.

Community Involvement

         We believe in giving back to communities where we live and work. We encourage our employees to participate in community service activities and provide time off for them to do so. In addition, we donate both time and resources to non-profit organizations around the world.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the Securities Exchange Commission (the “SEC”).

Our website address is www.netgear.com. Our website provides a link to our SEC filings, which are available free of charge on the same day such filings are made. The specific location on the website where these reports can be found is http://investor.netgear.com/sec.cfm. Our website also provides a link to Section 16 filings which are available free of charge on the same day as such filings are made. Information contained on these websites is not a part of this Annual Report on Form 10-K.

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 11, 2022.

Name	Age	Position
Patrick C.S. Lo	65	Chairman and Chief Executive Officer
Bryan D. Murray	47	Chief Financial Officer
Heidi B. Cormack	47	Chief Marketing Officer
Michael F. Falcon	65	Chief Operations Officer
David J. Henry	49	President and General Manager of Connected Home Products and Services
Andrew W. Kim	51	Chief Legal Officer
Vikram Mehta	56	Senior Vice President, SMB Products and Services
Mark G. Merrill	67	Chief Technology Officer
Tamesa T. Rogers	48	Chief People Officer
Michael A. Werdann	53	Chief Revenue Officer
Martin D. Westhead	51	Chief Technology Officer, Software

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

Heidi B. Cormack has served as our Chief Marketing Officer since July 2021. She has been with NETGEAR since July 2009, serving in various management roles within the marketing organization. Prior to assuming the role of Chief Marketing Officer, Ms. Cormack served as NETGEAR’s Senior Vice President of Global Marketing, Vice President of Corporate Marketing, and as our Director of Regional Marketing prior to that. Before joining NETGEAR, Ms. Cormack held positions at Virgin Mobile (Australia) PTY Limited, Red Bull Gmbh and Sony Computer Entertainment, Inc. in various marketing roles and completed business studies at the Sunshine Coast Business Academy in Australia.

Michael F. Falcon has served as our Chief Operations Officer since November 2017. Previously, Mr. Falcon served as our Senior Vice President of Worldwide Operations and Support from January 2009 to November 2017, Senior Vice President of Operations from March 2006 to January 2009, and as our Vice President of Operations from November 2002 to March 2006. Prior to joining us, Mr. Falcon was at Quantum Corporation, where he served as Vice President of Operations and Supply Chain Management from September 1999 to November 2002, Meridian Data (acquired by Quantum Corporation), where he served as Vice President of Operations from April 1999 to September 1999, and Silicon Valley Group, where he served as Director of Operations, Strategic Planning and Supply Chain

Management from February 1989 to April 1999. Prior to February 1989, Mr. Falcon served in management positions at SCI Systems, an electronics manufacturer, Xerox Imaging Systems, a provider of scanning and text recognition solutions, and Plantronics, Inc., a provider of lightweight communication headsets. Mr. Falcon received a B.A. degree in Economics with honors from the University of California, Santa Cruz and has completed coursework in the M.B.A. program at Santa Clara University.

David J. Henry has served as our President and General Manager of Connected Home Products and Services since July 2021. He has been with NETGEAR since July 2004, most recently serving as our Senior Vice President of Connected Home Products and Services from January 2017 to July 2021, Senior Vice President of Home Networking from January 2016 to December 2016, Vice President of Product Management of our retail business unit from March 2011 to January 2016 and as our Senior Director of Product Marketing from October 2010 to March 2011. Prior to NETGEAR, Mr. Henry was a senior product manager for the high technology vertical application at Siebel Systems (acquired by Oracle Corporation). His professional experience also includes business process and information technology consulting with Deloitte Consulting. Mr. Henry received a B.S. degree in Electrical Engineering, with an emphasis on Signal Processing, from the University of Washington and an M.B.A. from the Stanford Graduate School of Business.

Andrew W. Kim has served as our Chief Legal Officer since July 2021. Previously, Mr. Kim served as our Senior Vice President of Corporate Development, General Counsel and Corporate Secretary from July 2013 to July 2021, Vice President, Legal and Corporate Development and Corporate Secretary from October 2008 to July 2013, and as our Associate General Counsel from March 2008 to October 2008. Prior to joining NETGEAR, Mr. Kim served as Special Counsel in the Corporate and Securities Department of Wilson Sonsini Goodrich & Rosati, a private law firm, where he represented public and private technology companies in a wide range of matters, including mergers and acquisitions, debt and equity financing arrangements, securities law compliance and corporate governance from 2000 to 2003 and 2006 to 2008. In between his two terms at Wilson Sonsini Goodrich & Rosati, Mr. Kim served as Partner in the Business and Finance Department of the law firm Schwartz Cooper Chartered in Chicago, Illinois, and was an Adjunct Professor of Entrepreneurship at the Illinois Institute of Technology. Mr. Kim holds a J.D. from Cornell Law School, and received a B.A. degree in history from Yale University.

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

Mark G. Merrill is our co-founder and has served as our Chief Technology Officer since March 2015. Previously, Mr. Merrill served as our Senior Vice President of Advanced Engineering from February 2013 to February 2015 and as our Chief Technology Officer from January 2003 to April 2013. From September 1999 to January 2003, he served as our Vice President of Engineering and as our Director of Engineering from September 1995 to September 1999. Mr. Merrill received both a B.S. degree and an M.S. degree in Electrical Engineering from Stanford University.

Tamesa T. Rogers has served as our Chief People Officer since July 2021. Previously, Ms. Rogers served as our Senior Vice President, Human Resources from July 2013 to July 2021, Vice President, Human Resources from January 2009 to July 2013, Director, Worldwide Human Resources from September 2006 to January 2009 and as our Senior Human Resources Manager from December 2003 to September 2006. From March 2000 to December 2003, Ms. Rogers worked at TriNet Employer Group, a professional employer organization, as a Human Resources Manager, providing HR consulting to technology companies throughout Silicon Valley. Prior to TriNet, Ms. Rogers served in various human resources functions in several Northern California companies. Ms. Rogers received a B.A. in Communication Studies from the University of California, Santa Barbara and an M.S. in Counseling from California State University, Hayward.

Michael A. Werdann has served as our Chief Revenue Officer since July 2021. Previously, Mr. Werdann served as our Senior Vice President of Worldwide Sales from October 2015 to July 2021, Worldwide Senior Vice President of Sales for Consumer Products from March 2015 to October 2015 and as our Vice President of Americas Sales from December 2003 to March 2015. Since joining us in 1998, Mr. Werdann has served as our United States Director of Sales, E-Commerce and DMR from December 2002 to December 2003 and as our Eastern Regional Sales Director from October 1998 to December 2002. Prior to joining us, Mr. Werdann worked for three years at Iomega Corporation, a computer hardware company, as a Sales Director for the value added reseller sector. Mr. Werdann holds a B.S. Degree in Communications from Seton Hall University.

Martin D. Westhead, Ph.D. has served as our Chief Technology Officer of Software since December 2019. Prior to joining NETGEAR, Dr. Westhead was with Groupon from March 2014, where he became VP Engineering for Consumer Engineering team, responsible for the company’s end-to-end customer experience on mobile and web. Prior to Groupon, Dr. Westhead led several software organizations, including at Ning, a social network startup and Avaya a telephony company, and founded two companies in network management tools. He lectured for Stanford’s Continuing Studies Business Department. Dr. Westhead received his B.S. and Ph.D. degrees from the Department of AI and Computer Science in the University of Edinburgh, U.K.

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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, the outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and a significant increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. For example, the COVID-19 outbreak at the port of Yantian in Shenzhen, China in the second quarter of 2021 and Ningbo, China in the third quarter of 2021 had a disruptive impact on our transportation network, including schedule changes, blank sailings and shipping delays. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. The global effects of climate change can result in increased frequency and intensity of these natural disasters that could also disrupt our transportation network. Labor disputes among freight carriers and at ports of entry are common, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. We have experienced such disruption at both ports, due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and have suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This could materially and adversely affect our business and financial results for the first quarter of 2022 and, if significant disruptions along these lines continue, especially if they were to take place within the last few weeks of the quarter, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results.

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and result in delayed or lost revenue as well as customer-imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. For example, the price of oil increased significantly in 2021. Similarly, supply chain disruptions such as those described in the preceding two paragraphs, may lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight have recently increased to at least eight times historical levels and will have a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Currently, just as ocean freight costs have increased due to the aforementioned supply chain disruptions, the cost of air freight has increased as well up to five times historical levels. This significant increase in the cost of both ocean and air freight will continue to severely disrupt our business and harmed our operating results, and in particular, our profitability.

We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we are currently experiencing chipset shortages for some of our switching products from two of our semiconductor suppliers who do not have enough wafer capacity to satisfy our demand, and this shortage may continue for the next several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for automobiles has increased significantly over the last eighteen months, our supplier of micro controller units, which are used in both automobile production and our power over ethernet switches, has been forced to prioritize supply to the automobile industry, leaving us short of supply on these key components and affecting our ability to produce enough power over ethernet switches to meet our forecasted demand in a timely manner. This has resulted in our ODM Partners re-designing our products to accept second source components which provide more flexibility but increases the overall cost. In the third quarter of 2021, Taiwan Semiconductor Manufacturing Company announced price increases of 10-20% on its chips, which has led to some of our chip suppliers correspondingly increasing the cost of their chips to us. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. For example, we are currently experiencing price increases with certain suppliers and manufacturing partners, and are negotiating price increases with certain other suppliers and manufacturing partners. This will affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic conditions. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, could lead to eventual shortages of necessary components sourced from impacted regions. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand and purchase orders, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as WiFi chipsets, switching fabric chips, physical layer transceivers, and logic, power, analog and RF chipsets. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. Historically, the cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur, which could be material. In fiscal year 2020, we experienced an elongation of the time from order placement to production primarily due to increased demand and the resulting component shortages and supply chain disruption brought about by the COVID-19 pandemic. We have responded by extending our ordering horizon to as long as 21 months. As a result, our exposure to the foregoing risks is greater and our potential liability for losses is greater relative to our more typical ordering horizon of up to 6 to 9 months.

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, demand for our Connected Home products for the 2021 fiscal year turned out to be lower than we previously forecast, and resulted in our revenue for fiscal year 2021 to come in lower than expected, as our channel partners in the U.S. are expected to replenish inventory slower than they sell it through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, climate change, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. For example, in late August 2021, heavy rains caused our factory in Thailand to become flooded and created a one-month delay in manufacturing and required us to move some non-U.S. manufacturing back to China. Moreover, the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods, most recently in Southeast Asia and in particular northern Vietnam and Thailand, where a significant portion of our products are manufactured. In December 2021, one of our manufacturers had to shut down its factory in Haiphong, Vietnam due to a COVID-19 outbreak and when it reopened one week later, had to operate with less than a quarter of its staff. This led to a material loss of revenue in the fourth quarter of 2021. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third-party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. For example, we are currently experiencing price increases with certain of our manufacturing partners, and are negotiating price increases with certain other of our manufacturing partners. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

In our typical ODM arrangement, our ODMs are generally responsible for sourcing the components of the products and warranting that the products will work against a product’s specification, including any software specifications. If we needed to move to a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas. If we are unable to properly manage these risks, our products may be more susceptible to defects and our business would be harmed.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned above in the risk factors “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we are currently experiencing increased freight costs and component costs, and have provided notice of price increases to our customers to become effective during the first quarter of 2022 which may impact end user demand for our products and place us at a disadvantage to our competitors. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

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

The novel strain of the coronavirus (COVID-19) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; the level of vaccination rates; new and potentially more contagious or more dangerous variants of COVID-19, such as the Omicron and delta variants; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact our ability to meet customer demand and could have a material adverse effect on our financial condition and results of operations, particularly if prolonged. For example, provinces in northern Vietnam where our factories and component suppliers are located implemented province-wide shutdowns during the second fiscal quarter of 2021, and one of our factories in Vietnam was closed for one week due to a COVID-19 outbreak and had to reopen with limited staff at the end of the fourth quarter of 2021. Both incidents materially and adversely impacted our supply of SMB products and components during the respective quarters, and may continue to do so in future quarters. Further, as the availability of vaccines against the COVID-19 virus varies greatly around the world, the potential for future shutdowns which may adversely affect our ability to supply products remains a significant risk going forward. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport labor and vehicles, port closures or congestion, and increased border controls or closures, have impacted and may continue to impact our ability to meet demand and could materially adversely affect us. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our operating expenses could increase”, we have already experienced a significant increase in the cost of ocean freight and air freight as a result of the pandemic, which negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis.

In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we have seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we do not know how long this increase may last. In particular, as vaccines have become widely available and consumers return to work or school and the impact of the COVID-19 pandemic subsides, particularly in North America where we derive a substantial portion of our revenue, we have started to see this increase in demand taper. If this tapering of demand occurs at a more rapid pace than we are forecasting, our revenue, profitability and other financial results could be adversely affected. This unanticipated increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, microcontrollers, power over ethernet chipsets and power integrated circuits, significantly constrains our ability to meet the increased demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically from as low as 8 weeks to up to 52 weeks currently. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. During the second and third fiscal quarters of 2020, we experienced a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold, and during the second fiscal quarter of 2021 we began to experience a softening in demand for our Connected Home products which was below our previous forecasts. If we continue to experience weakened demand in either our Connected Home or SMB business segments that is not in line with our forecasts, our revenue, profitability and other financial results would be materially adversely impacted.

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

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. As mentioned above, factory shutdowns in northern Vietnam materially and adversely affected our manufacturing partners and component suppliers in that area, which in turn materially and adversely affected our supply chain and our operating results. Our main distribution partner in Southern California has had several incidents of workers at its facility testing positive for COVID-19, forcing the facility to close temporarily. Along the same lines, Amazon, one of our largest retail customers, shut down six warehouses in France in April due to a labor dispute with workers who alleged that Amazon wasn’t doing enough to protect them from the ongoing COVID-19 pandemic. The impact of COVID-19 can also exacerbate other risks discussed above and below, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, as exemplified by the recent and rapid spread of the Omicron variant, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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
•

our inability to accurately forecast product demand or optimal product mix such as the proportion of lower-priced products versus premium products resulting in increased inventory exposure and/or lost sales;

•	unfavorable level of inventory and turns;
•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•

shift in overall product mix sales from higher to lower gross margin products, from lower-priced products to premium products, or from one business segment to another, that would adversely impact our revenue and gross margins;

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
•

discovery or exploitation of security vulnerabilities in our products, services or systems, leading to negative publicity, decreased demand or potential liability, including potential breach of our customers’ data privacy or disruption of the continuous operation of our cloud infrastructure and our products;

•	introductions of new technologies and changes in consumer preferences that result in either unanticipated or unexpectedly rapid product category shifts;

•	slow or negative growth in the networking product, personal computer, Internet infrastructure, smart home, home electronics and related technology markets;
•	delays in the introduction of new products by us or market acceptance of these products;
•	delays in regulatory approvals or consumer adoption of WiFi 6E technology in various regions;
•	increases in expenses related to the development, introduction and marketing of new products that adversely impact our margins;
•	increases in expenses related to the development and marketing related to the Company’s direct online sales channels that adversely impact our margins;
•	changes in tax rates or adverse changes in tax laws that expose us to additional income tax liabilities;
•	changes in U.S. and international trade policy that adversely affect customs, tax or duty rates;
•	foreign currency exchange rate fluctuations in the jurisdictions where we transact sales and expenditures in local currency;
•	unanticipated increases in expenses related to periodic restructuring measures undertaken to achieve profitability and other business goals, including the reallocation or relocation of resources;
•	delay or failure of our service provider customers to purchase at their historic volumes or at the volumes that they or we forecast;
•	litigation involving alleged patent infringement, consumer class actions, securities class actions or other claims that could negatively impact our reputation, brand, business and financial condition;
•	disruptions or delays related to our financial and enterprise resource planning systems;
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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Minim (owned by Motorola), Nest (owned by Google), Samsung, Synology and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Palo Alto Networks, QNAP Systems, SonicWall, Synology, TP-Link, Ubiquiti and WatchGuard. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we are also facing significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who are selling and attempting to sell their products directly to service providers around the world.

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

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development for our products and complementary services and applications. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk home networking products and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. For example, we are making significant investments in the development and introduction of our new WiFi 6 products and accompanying services, including marketing efforts to build awareness of the benefits of this next-generation WiFi standard and the importance of our services. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic has accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. Recently, we have begun to sell products and services directly to consumers from our own e-commerce platforms. This has required a material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially and adversely affect our results of operations.

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

Additionally, the imposition of tariffs is dependent upon the classification of items under the Harmonized Tariff System (“HTS”) and the country of origin of the item. Determination of the HTS and the origin of the item is a technical matter that can be subjective in nature. Accordingly, although we believe our classifications of both HTS and origin are appropriate, there is no certainty that the U.S. government will agree with us. If the U.S. government does not agree with our determinations, we could be required to pay additional amounts, including potential penalties, and our profitability would be adversely impacted.

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

We sell a significant number of products through broadband service providers worldwide. However, the service provider sales channel is challenging and exceptionally competitive. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer’s contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be salable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in fiscal year 2021 and approximately 31% of overall net revenue in fiscal year 2020. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

•	consequences of, and uncertainty related to, the “BREXIT” deal by the United Kingdom and the current transition, which could lead to additional expense and complexity in doing business there;
•	increased difficulty in managing inventory;
•	delayed revenue recognition;
•	less effective protection of intellectual property;
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

From time to time, we will undertake acquisitions to add new product lines and technologies, gain new sales channels or enter into new sales territories. For example, in August 2018, we acquired Meural Inc., a leader in digital platforms for visual art, to enhance our Connected Home product and service offerings. Acquisitions involve numerous risks and challenges, including but not limited to the following:

•	integrating the companies, assets, systems, products, sales channels and personnel that we acquire;
•	higher than anticipated acquisition and integration costs and expenses;
•	reliance on third parties to provide transition services for a period of time after closing to ensure an orderly transition of the business;
•	growing or maintaining revenues to justify the purchase price and the increased expenses associated with acquisitions;
•	entering into territories or markets with which we have limited or no prior experience;
•	establishing or maintaining business relationships with customers, vendors and suppliers who may be new to us;
•	overcoming the employee, customer, vendor and supplier turnover that may occur as a result of the acquisition;
•	disruption of, and demands on, our ongoing business as a result of integration activities including diversion of management’s time and attention from running the day-to-day operations of our business;
•	inability to implement uniform standards, disclosure controls and procedures, internal controls over financial reporting and other procedures and policies in a timely manner;
•	inability to realize the anticipated benefits of or successfully integrate with our existing business the businesses, products, technologies or personnel that we acquire; and
•	potential post-closing disputes.

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

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on investments. During fiscal year 2021, we recognized a net investment loss of $1.4 million on our privately held investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. As a result of the COVID-19 pandemic, discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, most of our major offices worldwide have enacted shelter-in-place measures, with employees being mandated to work from home. These working from home arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure home office data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Data Protection Authorities in Europe have begun to aggressively enforce the GDPR and have issued heavy fines for non-compliance against a broad range of companies. The State of California has enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which became effective in January 2020. On November 3, 2020, California passed the California Privacy Rights Act (CPRA), which will become effective on January 1. 2023. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CPRA amends and augments the CCPA by expanding the rights of individuals and the obligations of businesses that handle personal data. California’s privacy framework exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. The CCPA and CPRA will likely increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and other states are beginning to pass similar laws.

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

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. For example, we license software from Bitdefender for our NETGEAR Armor cybersecurity services offering and we license software from Circle Media Labs, Inc., a wholly owned subsidiary of Aura, for our parental controls service offering. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products containing third-party software, such as our subscription service offerings related to network security and smart parental controls. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, operating results and financial condition could be materially adversely affected.

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

The substantial majority of our revenue from our subscription services is generated from use of such services on mobile devices. We are dependent on the interoperability of Armor and our parental controls services and our other products with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products, give preferential treatment to competitive products, or charge fees related to the distribution of our products could adversely affect the usage of our subscription services products or our other products on mobile devices. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our subscription services products or our other products on their mobile devices, or if our users choose not to access or use our subscription services products or our other products on their mobile devices, our user growth and user engagement and our business could be harmed.

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

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. For example, the House of Representatives has introduced legislation proposing an increase to the U.S. corporate tax rate from 21% to 26.5% in addition to other changes in U.S. tax law that would increase our U.S. tax burden. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s Pillar II global minimum tax proposals continue. These proposals could increase our total tax burden in the future. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

The Tax Cuts and Jobs Act of 2017 included provisions effective for the 2022 tax year that eliminate the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic payments and 15 years for payments to foreign parties. If these provisions are not deferred, modified, or repealed by Congress with retroactive effect to January 1, 2022, they will materially decrease our cash from operations beginning in 2022. The actual impact on 2022 cash from operations will depend on if and when these provisions are deferred, modified, or repealed by Congress, including if retroactively, and the amount of research and development expenses paid or incurred in 2022 among other factors.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. Recently, a third-party non-practicing entity initiated litigation against us in the United States International Trade Commission, which carries with it the threat of an injunction on the importation of our products into the United States, as well as a significant increase in time and resources to defend against. In addition, several third-party non-practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, thus far we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo’s initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we are expending significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules will require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

In addition to government regulations, many of our customers require us to comply with their own requirements regarding manufacturing, health and safety matters, corporate social responsibility, employee treatment, anti-corruption, use of materials and environmental concerns. Some customers may require us to periodically report on compliance with their unique requirements, and some customers reserve the right to audit our business for compliance. We are increasingly subject to requests for compliance with these customer requirements. For example, there has been significant focus from our customers as well as the press regarding corporate social responsibility policies. Recently, a number of jurisdictions have adopted public disclosure requirements on related topics, including labor practices and policies within companies’ supply chains. We regularly audit our manufacturers; however, any deficiencies in compliance by our manufacturers may harm our business and our brand. In addition, we may not have the resources to maintain compliance with these customer requirements and failure to comply may result in decreased sales to these customers, which may have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. Many member nations in the European Union have been addressing the issues with controversial austerity measures. In addition, the consequences of the recent “BREXIT” process by the United Kingdom and the current transition have led to significant uncertainty in the region. Should the European Union monetary policy measures be insufficient to restore confidence and stability to the financial markets, or should the United Kingdom’s “BREXIT” deal lead to additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us.

Furthermore, economic conditions such as inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations can adversely affect consumer sentiment and demand for our products and services. Consumer confidence and spending can be adversely affected by financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. These and other economic factors can materially and adversely affect our revenue and results of operations.

If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. The market for talent in the technology industry, especially in the areas of software and subscription services, has become increasingly competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Further, changes brought about by the COVID-19 pandemic, for example being able to work from anywhere on a full-time basis, has led to an increase in employee mobility and employees are changing jobs at an increasing rate. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long-term succession plan. As a result, if we suffer the loss of services of any key executive, our long-term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long-term succession plan, we may not be able to have the proper personnel in place to effectively execute our long-term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Arizona. While our critical information technology systems are located at colocation facilities in different geographic regions in the United States, our headquarters, warehouses, and the majority of our manufacturing, which occurs in Southeast Asia and mainland China, are susceptible to seismic activity and other natural disasters, such as drought, wildfires, storms, sea-level rise, and flooding, The global effects of climate change can result in increased frequency and intensity of these natural disasters that could also result in power outages or other disruptions to the business. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

In addition, health epidemics, war, terrorism, geopolitical uncertainties, social and economic instability, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China enacted by the previous U.S. administration or potential U.S. sanctions against Russia as a result of the Russia-Ukraine dispute), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control, including the COVID-19 pandemic discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products.

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

Our international headquarters occupy approximately 10,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2026. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Singapore, New Zealand, Spain, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Singapore, and Taipei (Taiwan). We maintain research and development facilities in Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time, we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth or to reduce office space to be in line with our needs to balance the office needs and hybrid work environment. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us in facilities located in Southern California, Netherlands, Singapore and Australia.

Item 3.	Legal Proceedings

The information set forth under the heading “Litigation and Other Legal Matters” in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K, is incorporated herein by reference. For additional discussion of certain risks associated with legal proceedings, see Item 1A, Risk Factors.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is publicly traded on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “NTGR”.

Holders of Common Stock

On February 11, 2022, there were 65 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

On October 24, 2021, the Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares under our previous repurchase program.

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 4, 2021 - October 31, 2021	543,172	$32.50	539,067	3,489,936
November 1, 2021 - November 28, 2021	—	—	—	3,489,936
November 29, 2021 - December 31, 2021	3,042	$28.17	—	3,489,936
Total	546,214	$32.47	539,067

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.

(2)

During the three months ended December 31, 2021, we repurchased and retired, as reported on trade date, approximately 7,000 shares of common stock at a cost of approximately $204,000 to facilitate tax withholding for Restricted Stock Units.

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

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

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

450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
Dollars
31-Dec-16
31-Dec-17
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
NETGEAR, Inc.
NASDAQ Computer Index
NASDAQ Composite Index

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This section generally discusses the results of our operations for the year ended December 31, 2021 (“fiscal 2021”) compared to the year ended December 31, 2020 (“fiscal 2020”). For a discussion of the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and service providers and advance the way people live. Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. We are dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers to enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. We keep people connected through product and service offerings, including ultra-premium Orbi Mesh WiFi systems, high-performance Nighthawk routers, high-speed cable modems, 5G mobile wireless products, cloud-based subscription services for network management and security, smart networking products and Video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G, and audio and video over Ethernet. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support. The SMB segment focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

Business Overview

The markets in which our segments operate are intensely competitive and subject to rapid technological evolution. We believe that the principal competitive factors in the consumer and small and medium-sized business markets for networking products include product breadth, price points, size and scope of the sales channel, brand recognition, timeliness of new product introductions, product availability, performance, features, functionality, reliability, ease-of-installation, maintenance and use, security, as well as customer service and support. To remain competitive, we believe we must continue to aggressively invest resources to develop new products and subscription services, enhance our current products, and expand our channels and direct-to-consumer capabilities, while increasing engagement and maintaining satisfaction with our customers. Our investments reflect our steadfast focus on cybersecurity of our products and systems, as the rising threat of cyber-attacks and exploitation of security vulnerabilities in our industry is a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Amazon, Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Fnac Darty (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com (worldwide), Newegg.com (U.S.), JD.com, Alibaba (China) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators (“MSOs”), xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase proportionately to overall revenue in the foreseeable future.

Financial Overview

During the year ended December 31, 2021, our net revenue and income from operations decreased by $87.1 million and $8.9 million, respectively, compared to the prior year. The decrease in net revenue was due to the Connected Home segment, with net revenue declining by $154.1 million, partially offset by an increase in SMB net revenue of $66.9 million. The decline in Connected Home revenue spanned both consumer and service provider channels, as the heightened demand brought on by the COVID-19 pandemic in 2020 subsided. The growth in SMB net revenue was led by increased demand for Pro AV and wireless solutions and assisted by businesses reopening, new business formation, as well as demand for flexible working environments. The decrease in income from operation was primarily driven by the decrease in net revenue.

On a geographic basis, net revenue in the year ended December 31, 2021 decreased in Americas but increased in EMEA and APAC, respectively, compared to the prior year. Net revenue from Connected Home products declined while net revenue from SMB products increased, across all three regions.

COVID-19 Pandemic

The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global economies, inflation, supply chains, work force participation, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. We have taken actions by directing most of our worldwide workforce to work from home, allowing only critical business travel, and replacing in-person events with digital events. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. We have experienced an increase in demand for our products relative to pre-pandemic levels as consumers and businesses seek flexible networking solutions for their day-to-day needs. We expect the shift to remote working to increase relative to the experience pre-pandemic, thus maintaining the demand for high performance and dependable WiFi networks sustaining an increase in our target addressable market. As a result of the ongoing pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, resulting in elongated lead times for some of our key components, impeding our ability to accurately forecast and to capitalize fully on end market demand. We expect supply chain constraints to continue to exist for the foreseeable future impacting our ability to fulfill SMB product demand and limiting availability of certain Connected Home products. In fiscal year 2021, supply chain constraints brought about a meaningful increase in the cost of sea transportation and we increased our reliance on airfreight transportation, as we looked to secure supply to offset lengthening sea transit times. Additionally, heightened demand combined with shortages for materials and components have resulted in increased cost of acquisition for our products.

We anticipate net revenue for Connected Home products sold through the consumer channel to return to a more normal seasonal pattern with net revenue rising in the second half of 2022 relative to the first half of 2022 while net revenue from service provider channels is expected to be in line with fiscal 2021. We expect SMB net revenue to continue to be supply constrained for the first half of 2022 with anticipated improvement in the second half of 2022. We expect our premium Tri-band and Quad-band mesh systems and our suite of subscription services to drive performance in the Connected Home segment, while we expect growth in the SMB segment to be powered by Pro AV and Wireless LAN products. We will look to continue to execute on our strategy of capitalizing on technological inflection points of WiFi 6E, WiFi 6, 5G and audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings to build recurring service revenue streams. While we have been able to manage through COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

The extent of the impact of the COVID-19 pandemic on our ongoing operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments. The duration of the pandemic and the broader implications of the macro-economic recovery, any related disruptions to channel partners and restrictions on travel and transport are uncertain and unpredictable. Refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for various risks and uncertainties associated with the COVID-19 pandemic.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements.

We have listed below our critical accounting estimates that we believe to have the greatest potential impact on our consolidated financial statements. Historically, our assumptions, judgments and estimates relative to our critical accounting estimates have not differed materially from actual results. We do not expect the estimates and assumptions are likely to change materially.

Revenue Recognition

We enter into contracts with customers to sell products and services, and while some sales agreements contain standard terms and conditions, there are agreements that contain non-standard terms and conditions and include promises to transfer multiple goods or services. As a result, significant interpretation and judgment is sometimes required to determine the appropriate accounting for these transactions including: (1) whether performance obligations are considered distinct and required to be accounted for separately or combined, including allocation of transaction price; (2) combining contracts that may impact the allocation of the transaction price between product and services; and (3) estimating and accounting for variable consideration, including rights of return, sales incentives, and price protection as a reduction of the transaction price.

Our standard obligation to our direct customers generally provides for a full refund if such product is not merchantable or is found to be damaged or defective. In determining estimates for future returns, we estimate variable consideration at the expected value based on management’s analysis of historical data, channel inventory levels, current economic trends and changes in customer demand. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice. We continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

Goodwill

Goodwill is not amortized, but instead tested for impairment on an annual basis, or more frequently if certain events or indicators of potential exists, and goodwill is written down when it is determined to be impaired. We completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2021, or October 4, 2021. We identified the reporting units for the purpose of goodwill impairment testing as Connected Home and SMB and performed a qualitative test. Based upon the results of the qualitative testing, we believed that it was more-likely-than-not that the fair value of each of these reporting units was greater than its respective carrying value and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized for our reporting units in the years ended December 31, 2021, 2020 or 2019.

For Connected Home, and SMB reporting units, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have recorded a valuation allowance against certain federal and state deferred tax assets since the recovery of the assets is uncertain. We believe that all of our other deferred tax assets are recoverable; however, if there were a change in our ability to recover our deferred tax assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
	2021		2020		2019
	(In thousands, except percentage data)
Net revenue	$1,168,073	100.0%	$1,255,202	100.0%	$998,763	100.0%
Cost of revenue	802,236	68.7%	883,050	70.4%	704,535	70.5%
Gross profit	365,837	31.3%	372,152	29.6%	294,228	29.5%
Operating expenses:
Research and development	92,967	8.0%	88,788	7.1%	77,982	7.8%
Sales and marketing	145,961	12.4%	147,854	11.7%	138,150	14.0%
General and administrative	59,659	5.1%	61,148	4.9%	49,432	4.9%
Other operating expenses (income), net	653	0.1%	(1,182)	(0.1)%	2,476	0.2%
Total operating expenses	299,240	25.6%	296,608	23.6%	268,040	26.9%
Income from operations	66,597	5.7%	75,544	6.0%	26,188	2.6%
Other income (expenses), net	(1,093)	(0.1)%	(4,741)	(0.4)%	3,383	0.4%
Income before income taxes	65,504	5.6%	70,803	5.6%	29,571	3.0%
Provision for income taxes	16,117	1.4%	12,510	1.0%	3,780	0.4%
Net income	$49,387	4.2%	$58,293	4.6%	$25,791	2.6%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue. For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Americas	$786,326	(12.4)%	$897,971	37.5%	$653,006
Percentage of net revenue	67.3%		71.5%		65.4%
EMEA	$229,829	3.7%	$221,665	10.8%	$200,099
Percentage of net revenue	19.7%		17.7%		20.0%
APAC	$151,918	12.1%	$135,566	(6.9)%	$145,658
Percentage of net revenue	13.0%		10.8%		14.6%
Total net revenue	$1,168,073	(6.9)%	$1,255,202	25.7%	$998,763

2021 vs 2020

Americas

Net revenue in Americas decreased in fiscal 2021, compared to the prior year, primarily due to lower demand for Connected Home products, partially offset by higher demand for SMB products. Connected Home net revenue in Americas declined by 17.3% in fiscal 2021 with declines experienced across all product categories. Demand for Connected Home products subsided in 2021 as the heightened demand from the consumer and service provider channels brought on by the COVID-19 pandemic in 2020 declined, coinciding with the reopening of economies and vaccine rollouts. SMB net revenue in Americas rose by 22.7% in fiscal 2021, compared to the prior year. The growth in SMB net revenue was led by increased demand for Pro AV and wireless solutions and assisted by businesses reopening, new business formation, as well as demand for flexible working environments.

EMEA

Net revenue in EMEA increased in fiscal 2021, compared to the prior year, mainly due to higher SMB net revenue, partially offset by lower Connected Home net revenue. SMB net revenue in EMEA in fiscal 2021 grew by 28.0%, compared to the prior year, buoyed by business reopening, new business formations, and increased demand for flexible working environments fueling the growth of our switch and wireless products. Connected Home net revenue decreased by 13.5% in fiscal 2021, compared to the prior year, as demand for mobile and wireless products subsided from the heightened demand brought on by the COVID-19 pandemic in 2020.

APAC

Net revenue in APAC increased in fiscal 2021, compared to the prior year, primarily due to higher SMB net revenue, which grew by 35.4%, driven primarily by strong demand for our switch and wireless products. The year-over-year performance improvement was due to increased demand and an improved economic environment as COVID-19 restrictions began to ease. In fiscal 2021, Connected Home net revenue in APAC remained flat, compared to the prior year, as increased net revenue from our mobile products was offset by lower net revenue from our broadband modem and gateway products.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third-party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

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

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Cost of revenue	$802,236	(9.2)%	$883,050	25.3%	$704,535
Gross margin percentage	31.3%		29.6%		29.5%

2021 vs 2020

Gross margin increased in fiscal 2021, compared to the prior year, primarily due to improved product mix with more revenue coming from higher margin SMB products and subscription services. These improvements were partially offset by significant increases in freight expense and proportionality higher costs for channel promotional activities deemed to be a reduction of revenue, compared to the prior year.

We expect fiscal 2022 gross margin to decline slightly from fiscal 2021 levels. In 2021, we experienced meaningful increases in costs for sea freight transportation, as well as costs of materials and components for our products. We expect these costs to remain elevated for the foreseeable future, with sea freight transportation costs starting to come down from current highs in the second half of 2022. We believe that through a combination of improved product mix stemming from premium Connected Home and SMB products, higher subscription services and selective increases to the price of our product line, headwinds to margin performance will be partially mitigated. We continue to experience disruptions since the onset of the pandemic, with partners being affected by factory uptime, scarcity of materials and components and limited capacity to transport cargo via sea and air. These disruptions have increased the length of time taken between order to production and transportation of inventory. If such disruptions become more widespread, they could significantly hamper our ability to fulfill the demand for our products, in particular our SMB products and Connected Home mobile products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

Operating Expenses

Research and Development

Research and development expenses consist primarily of personnel expenses, payments to suppliers for design services, safety and regulatory testing, product certification expenditures to qualify our products for sale into specific markets, prototypes, IT and facility allocations, and other consulting fees. Research and development expenses are recognized as they are incurred. Our research and development organization is focused on enhancing our ability to introduce innovative and easy-to-use products and services. The following table presents research and development expenses, for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Research and development	$92,967	4.7%	$88,788	13.9%	$77,982

2021 vs 2020

Research and development expenses increased in fiscal 2021, compared to the prior year, mainly due to an increase in personnel-related expenditures of $4.3 million. The increased personnel-related expenditures were primarily attributable to growth of our software engineering team, partially offset by lower performance-based compensation expense.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch and SMB wireless products. We expect research and development expenses as a percentage of net revenue in fiscal 2022 to be in line with or slightly above fiscal 2021 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangibles, personnel expenses for sales and marketing staff, technical support expenses, and IT and facility allocations. The following table presents sales and marketing expenses, for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Sales and marketing	$145,961	(1.3)%	$147,854	7.0%	$138,150

2021 vs 2020

Sales and marketing expenses decreased in fiscal 2021, compared to the prior year, primarily due to decreases in amortization of intangibles of $4.0 million and personnel-related expenditures of $3.9 million, partially offset by increases in marketing expenditures of $4.4 million and outbound freight costs of $1.4 million as a result of increasing rates. The year-over-year reduction in amortization of intangibles was as a result of certain intangibles being fully amortized by the second fiscal quarter of 2021. The year-over-year decline in the personnel-related expenditures was mainly due to lower performance-based compensation expense. The year-over-year increase in marketing spending resulted from higher investment to raise awareness of our products and services and to direct customers to our direct online store and in-app offerings.

We expect our sales and marketing expenses as a percentage of net revenue in fiscal 2022 to be similar to fiscal 2021 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, including legal costs associated with defending claims against us, allowance for doubtful accounts, IT and facility allocations, and other general corporate expenses. The following table presents general and administrative expenses, for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
General and administrative	$59,659	(2.4)%	$61,148	23.7%	$49,432

2021 vs 2020

General and administrative expenses decreased in fiscal 2021, compared to the prior year, primarily due to a decrease in personnel-related expenditures of $5.8 million, partially offset by an increase in legal and professional services spending of $4.8 million. The year-over-year decline in the personnel-related expenditures was mainly due to headcount reduction and lower performance-based compensation expense. The year-over-year increase in legal expenses was mainly attributable to higher litigation activity associated with patent litigation claims.

We expect our general and administrative expenses as a percentage of net revenue in fiscal 2022 to be in line with fiscal 2021 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in the fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Other operating expenses (income), net	$653	**	$(1,182)	**	$2,476

___________________

**	Percentage change not meaningful.

2021 vs 2020

The change in Other operating expenses (income), net in fiscal 2021, compared to the prior year, mainly resulted from higher restructuring and other charges of $1.6 million associated with the consolidation of our offices in the APAC region, as well as the reorganization of our supply chain function. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Other Income (Expenses), Net

Other income (expenses), net consists of interest income, which represents amounts earned and incurred on our cash, cash equivalents and short-term investments, and other income and expenses, which primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses. The following table presents other income (expenses), net for the periods indicated:

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Other income (expenses), net	$(1,093)	(76.9)%	$(4,741)	**	$3,383

___________________

**	Percentage change not meaningful.

2021 vs 2020

The change in Other income (expenses), net in fiscal 2021, compared to the prior year, was primarily due to lower net loss of $4.9 million on our privately held investments, partially offset by fluctuations of foreign currency transaction and contracts. We incurred net losses of $1.4 million and $6.2 million on our investments in fiscal 2021 and fiscal 2020, respectively. For details on the changes in Other income (expenses), net, refer to Note 6, Other Income (Expenses), Net, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(In thousands, except percentage data)
Provision for income taxes	$16,117	28.8%	$12,510	**	$3,780
Effective tax rate	24.6%		17.7%		12.8%

___________________

**	Percentage change not meaningful.

2021 vs 2020

The increase in tax expense in fiscal 2021, compared to the prior year, resulted primarily from the increase in tax from U.S. Base Erosion and Anti-abuse Tax (“BEAT”) in 2021. The lower tax in 2020 resulted from the release of a valuation allowance on California deferred tax and the favorable impact of the international operations.

During fiscal 2021, we evaluated the impact of the Global Intangible Low-Tax Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and BEAT provisions. These provisions resulted in a net addition of tax of $1.1 million. This amount was comprised of BEAT of $2.4 million, particularly offset by the impact of GILTI and FDII of $1.3 million.

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

Connected Home Segment

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(in thousands, except percentage data)
Net revenue	$853,472	(15.3)%	$1,007,545	41.6%	$711,391
Percentage of net revenue	73.1%		80.3%		71.2%
Contribution income	$116,889	(23.4)%	$152,512	125.0%	$67,775
Contribution margin	13.7%		15.1%		9.5%

2021 vs 2020

       Connected Home net revenue decreased in fiscal 2021, compared to the prior year. Demand for Connected Home products subsided as the COVID-19 pandemic induced surge experienced in both consumer and service provider channels in 2020 declined, coinciding with the reopening of economies and vaccine rollouts. In fiscal 2021, net revenue from service provider channels fell 33.0% year over year, primarily due to the decline in mobile products, and net revenue from the consumer channel also fell 11.1% year over year, primarily due to the decline in home wireless products. Within home wireless, we continued to experience growth in premium Tri-band and Quad-band WiFi 6 mesh systems and service revenue in fiscal 2021. Geographically, net revenue in fiscal 2021 decreased in Americas and EMEA and remained flat in APAC, compared to the prior year.

Connected Home contribution income decreased in fiscal 2021, compared to the prior year, mainly attributable to lower net revenue and higher operating expenses, partially offset by higher gross margin attainment. The higher operating expenses were mainly attributable to increased product marketing to heighten brand awareness and increased research and development expenses associated with software and services. The improved gross margin was primarily attributable to improved product margin performance and service revenue comprising a higher percentage of net revenue.

SMB Segment

	Year Ended December 31,
	2021	% Change	2020	% Change	2019
	(in thousands, except percentage data)
Net revenue	$314,601	27.0%	$247,657	(13.8)%	$287,372
Percentage of net revenue	26.9%		19.7%		28.8%
Contribution income	$62,136	47.3%	$42,174	(37.3)%	$67,282
Contribution margin	19.8%		17.0%		23.4%

2021 vs 2020

SMB net revenue increased significantly in fiscal 2021, compared to the prior year, led by increased demand for Pro AV and wireless solutions and assisted by businesses reopening, new business formations, as well as demand for flexible working environments. The year-over-year performance was further benefited by the re-opening of economies while the prior year performance was negatively impacted by business closures and restrictions from the COVID-19 pandemic. Geographically, we experienced growth in SMB net revenue across all three regions in fiscal 2021, compared to the prior year.

SMB contribution income increased in fiscal 2021, compared to the prior year, primarily due to higher net revenue and lower operating expenses, primarily attributable to decreased tech support expenses. These improvements were partially offset by slightly lower gross margin primarily driven by higher freight expenditure as a percentage of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of December 31, 2021, we had cash, cash equivalents and short-term investment of $271.5 million, a decrease of $81.8 million from December 31, 2020.

As of December 31, 2021, approximately 43% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

         Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cash provided by (used in) operating activities	$(4,579)	$181,150	$13,525
Cash provided by (used in) investing activities	(9,985)	(16,836)	49,459
Cash used in financing activities	(68,124)	(8,062)	(73,823)
Net cash increase (decrease)	$(82,688)	$156,252	$(10,839)

2021 vs 2020

Operating activities

Net cash used in operating activities was $4.6 million for fiscal 2021, compared to $181.2 million of cash provided in fiscal 2020, primarily due to unfavorable working capital movements and lower net income. The lower net cash inflow from working capital was mainly driven by higher inventory holding and higher payments to trade suppliers and other non-trade vendors, partially offset by a decrease in account receivable driven primarily by timing of cash receipts. Inventory holding increased as we rebuilt inventory carrying levels to support ongoing demand and adjusted for elongation of freight transit times, which have increased meaningfully.

Our days sales outstanding (“DSO”) increased to 93 days as of December 31, 2021 as compared to 87 days as of December 31, 2020. The increase in DSO for 2021 compared with 2020 was primarily attributable to the timing of shipments and cash receipts, as well as mix of receivable balances. Our accounts payable decreased from $90.9 million as of December 31, 2020 to $73.7 million as of December 31, 2021 due to timing of inventory receipts and supplier payments. Inventory increased from $172.1 million as of December 31, 2020 to $315.7 million as of December 31, 2021 as we rebuilt inventory carrying levels as discussed above.

Investing activities

Net cash used in investing activities decreased by $6.9 million for fiscal 2021, compared to fiscal 2020, mainly due to lower purchases of long-term investments.

Financing activities

Net cash used in financing activities increased by $60.1 million in fiscal 2021 as compared to fiscal 2020, due to higher stock repurchase activity, lower proceeds from transactions under our equity plans and higher payments relating to restricted stock unit tax withholdings.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements for the next twelve months and the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

         Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On October 24, 2021, our Board of Directors authorized the management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares under our previous repurchase program. As of December 31, 2021, approximately 3.5 million shares remained authorized for repurchase under the repurchase program. During the years ended December 31, 2021 and 2020, we repurchased and retired, and reported based on trade date, approximately 2.1 million and 0.9 million shares of common stock at a cost of $75.0 million and $23.8 million, respectively, under the repurchase authorizations. We also repurchased and retired, reported based on trade date, approximately 204,000 and 198,000 shares of common stock at a cost of $7.7 million and $5.1 million, respectively, to help administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in the future.

        Contractual and Other Obligations

The following table summarizes our non-cancelable short-term and long-term contractual and other obligations as of December 31, 2021:

	Short-term	Long-term	Total
	(In thousands)
Purchase obligations (1) (6)	$94,762	$—	$94,762
Operating leases (2) (5)	10,122	19,696	29,818
Other non-trade purchase commitments (3) (6)	951	14,841	15,792
Tax Act payables (4) (5)	1,202	9,015	10,217
	$107,037	$43,552	$150,589

      (1) Represent non-cancellable inventory-related purchase agreements with suppliers. A further $882.6 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand expectations for the forthcoming 21 months. These purchases orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. Our commitments for property and equipment purchases as of December 31, 2021 was not material.

      (2) Represent undiscounted non-cancellable remaining lease payments. For a detailed discussion on our operating leases, refer to Note 14, Leases, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

    (3) Represent non-cancellable purchase commitments pertaining to non-trade activities.

     (4) Represent estimated liability related to a one-time transaction tax that resulted from the passage of the Tax Act.

      (5) Included on our consolidated balance sheets.

     (6) For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

In addition, as of December 31, 2021, we had $10.0 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Our contractual and other obligations are expected to be funded by our existing cash, cash equivalents and short-term investments, together with cash generated from operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities, which was immaterial as of December 31, 2021. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on such investments during fiscal year 2021.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Additionally, we enter into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign currency exchange rate risk on portions of our anticipated foreign currency net revenue, cost of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income (expenses), net in the consolidated statements of operations or in accumulated other comprehensive income (loss) on the consolidated balance sheets which are further reclassified from other comprehensive income (loss) to revenue, cost of revenue, or operating expenses when the underlying hedged items are recognized. We also use foreign currency forward contracts to partially offset our business exposure to foreign currency exchange rate risk associated with our foreign currency denominated assets and liabilities. These non-designated hedges are carried at fair value with adjustments to fair value recorded to other income (expenses), net in our consolidated statements of operations.

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

As of December 31, 2021, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of $0.7 million net income, net of our hedged position at December 31, 2021. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2021 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the year ended December 31, 2021, 24% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, on a quarterly basis, management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancellable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s excess and obsolete analysis is based on a demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $3.9 million for the year ended December 31, 2021.

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

February 18, 2022

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	As of
	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$263,772	$346,460
Short-term investments	7,744	6,858
Accounts receivable, net of allowance for doubtful accounts of $399 and $1,081 as of December 31, 2021 and 2020, respectively	261,158	337,052
Inventories	315,667	172,112
Prepaid expenses and other current assets	34,752	30,696
Total current assets	883,093	893,178
Property and equipment, net	13,335	16,080
Operating lease right-of-use assets	23,176	29,411
Intangibles, net	1,856	3,899
Goodwill	80,721	80,721
Other non-current assets	76,350	82,750
Total assets	$1,078,531	$1,106,039
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,729	$90,902
Accrued employee compensation	24,704	35,020
Other accrued liabilities	224,584	218,375
Deferred revenue	16,500	13,458
Income taxes payable	1,528	7,318
Total current liabilities	341,045	365,073
Non-current income taxes payable	18,990	19,174
Non-current operating lease liabilities	18,569	25,512
Other non-current liabilities	3,112	6,896
Total liabilities	381,716	416,655
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 29,285,772 and 30,399,206 as of December 31, 2021 and 2020, respectively	29	30
Additional paid-in capital	923,228	882,709
Accumulated other comprehensive income (loss)	149	(35)
Accumulated deficit	(226,591)	(193,320)
Total stockholders’ equity	696,815	689,384
Total liabilities and stockholders’ equity	$1,078,531	$1,106,039

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue	$1,168,073	$1,255,202	$998,763
Cost of revenue	802,236	883,050	704,535
Gross profit	365,837	372,152	294,228
Operating expenses:
Research and development	92,967	88,788	77,982
Sales and marketing	145,961	147,854	138,150
General and administrative	59,659	61,148	49,432
Other operating expenses (income), net	653	(1,182)	2,476
Total operating expenses	299,240	296,608	268,040
Income from operations	66,597	75,544	26,188
Other income (expenses), net	(1,093)	(4,741)	3,383
Income before income taxes	65,504	70,803	29,571
Provision for income taxes	16,117	12,510	3,780
Net income	$49,387	$58,293	$25,791

Net income per share
Basic	$1.63	$1.95	$0.83
Diluted	$1.59	$1.90	$0.81
Weighted average shares used to compute net income per share:
Basic	30,241	29,897	30,936
Diluted	31,002	30,640	31,965

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$49,387	$58,293	$25,791
Other comprehensive income, before tax:
Change in unrealized gains and losses on derivatives	215	(64)	30
Change in unrealized gains and losses on available-for-sale investments	—	—	16
Other comprehensive income (loss), before tax	215	(64)	46
Tax benefit (provision) related to derivatives	(31)	8	(6)
Tax provision related to available-for-sale investments	—	—	(4)
Other comprehensive income (loss), net of tax	184	(56)	36
Comprehensive income	$49,571	$58,237	$25,827

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity
Balance as of December 31, 2018	31,562	$32	$793,585	$(15)	$(166,050)	$627,552
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	12	—	12
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	24	—	24
Net income	—	—	—	—	25,791	25,791
Stock-based compensation	—	—	29,137	—	—	29,137
Repurchase of common stock	(2,406)	(3)	—	—	(75,943)	(75,946)
Restricted stock unit withholdings	(198)	—	—	—	(6,521)	(6,521)
Issuance of common stock under stock-based compensation plans	967	1	8,643	—	—	8,644
Balance as of December 31, 2019	29,925	30	831,365	21	(222,723)	608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(56)	—	(56)
Net income	—	—	—	—	58,293	58,293
Stock-based compensation	—	—	30,505	—	—	30,505
Repurchase of common stock	(942)	(1)	—	—	(23,800)	(23,801)
Restricted stock unit withholdings	(198)	—	—	—	(5,090)	(5,090)
Issuance of common stock under stock-based compensation plans	1,614	1	20,839	—	—	20,840
Balance as of December 31, 2020	30,399	30	882,709	(35)	(193,320)	689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	184	—	184
Net income	—	—	—	—	49,387	49,387
Stock-based compensation	—	—	25,995	—	—	25,995
Repurchase of common stock	(2,146)	(2)	—	—	(74,998)	(75,000)
Restricted stock unit withholdings	(204)	—	—	—	(7,660)	(7,660)
Issuance of common stock under stock-based compensation plans	1,237	1	14,524	—	—	14,525
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$49,387	$58,293	$25,791
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,906	18,931	19,406
Stock-based compensation	25,995	30,505	29,137
Gain/loss on investments, net	1,362	6,222	224
Change in fair value of contingent consideration	(3,003)	(2,928)	(25)
Deferred income taxes	4,498	(9,386)	(1,379)
Provision for excess and obsolete inventory	3,877	7,872	3,878
Other	—	74	(170)
Changes in assets and liabilities:
Accounts receivable, net	75,894	(59,885)	26,500
Inventories	(147,432)	55,505	4,504
Prepaid expenses and other assets	(4,127)	4,833	(1,654)
Accounts payable	(16,493)	9,744	(56,614)
Accrued employee compensation	(10,316)	15,718	(11,642)
Other accrued liabilities	4,869	28,194	(16,603)
Deferred revenue	2,978	8,112	(3,354)
Income taxes payable	(5,974)	9,346	(4,474)
Net cash provided by (used in) operating activities	(4,579)	181,150	13,525
Cash flows from investing activities:
Purchases of short-term investments	(146)	(305)	(1,617)
Proceeds from maturities of short-term investments	710	290	70,790
Purchases of property and equipment	(9,864)	(10,296)	(14,230)
Purchases of long-term investments	(685)	(6,525)	(5,484)
Net cash provided by (used in) investing activities	(9,985)	(16,836)	49,459
Cash flows from financing activities:
Repurchases of common stock	(75,000)	(23,800)	(75,946)
Restricted stock unit withholdings	(7,660)	(5,090)	(6,521)
Proceeds from exercise of stock options	9,620	16,950	5,027
Proceeds from issuance of common stock under employee stock purchase plan	4,916	3,878	3,617
Net cash used in financing activities	(68,124)	(8,062)	(73,823)
Net increase (decrease) in cash and cash equivalents	(82,688)	156,252	(10,839)
Cash and cash equivalents, at beginning of period	346,460	190,208	201,047
Cash and cash equivalents, at end of period	$263,772	$346,460	$190,208

Supplemental Cash Flow Information:
Cash paid for income taxes, net	$20,589	$8,218	$8,876
Non-cash investing and financing activities:
Unpaid property and equipment	$526	$1,273	$426

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and service providers and advance the way people live. The Company’s products are designed to simplify and improve people’s lives. The Company’s goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. The Company is dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers to enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. The Company’s products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G, and audio and video over Ethernet. NETGEAR’s product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses, as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and its direct online store at www.netgear.com.

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

COVID-19 Pandemic

The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global economies, inflation, supply chains, and work force participation, and has created significant volatility and disruption in financial markets. The pandemic has impacted, and is continuing to impact the Company’s supply chain in its ability to timely procure finished goods due to material shortages and freight capacity, its workforce and the operations of its customers, and has led to meaningfully increased costs of freight transportation and increased material and component costs for our products. Continued and extended periods of global supply chain, workforce availability and economic disruption could continue to significantly affect the Company’s business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus, and makes it difficult to reasonably estimate the impact of the COVID-19 pandemic on the Company’s business operations.

Use of estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Investments

Short-term investments are partially comprised of marketable and convertible debt securities that consist of government and private company debts with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. These debt securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Credit losses on available-for-sale debt securities with unrealized losses are recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost. The Company also has a short-term investment in corporate equity securities issued by a publicly held company. This investment is recorded at fair market value with unrealized gains and losses included in Other income (expenses), net in the consolidated statements of operations.

Short-term investments also include marketable securities related to deferred compensation under the Company’s Deferred Compensation Plan. Mutual funds are the only investments allowed in the Company’s Deferred Compensation Plan and the investments are held in a grantor trust formed by the Company. The Company has classified these investments as trading securities as the grantor trust actively manages the asset allocation to match the participants’ notional fund allocations. These securities are recorded at fair market value with unrealized gains and losses included in Other income (expenses), net in the consolidated statements of operations.

Long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds, and are included in Other non-current assets on the consolidated balance sheets. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expenses), net in the consolidated statements of operations. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Investments in convertible debt securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Investments in limited partnership funds amounted to $0.9 million and $0.6 million as of December 31, 2021 and 2020, respectively, which are measured at fair value using the net asset value practical expedient. Changes in the fair value of these investments are recognized in Other income (expenses), net in the consolidated statements of operations.

Certain risks and uncertainties

The Company’s products are concentrated in the networking and smart connected industries, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management’s ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products could have a material adverse effect on the Company’s business and operating results.

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

The Company accounts for its derivative instruments as either assets or liabilities and records them at fair value. Derivatives that are not designated as hedges under the authoritative guidance for derivatives are adjusted to fair value through earnings. For derivative instruments that hedge the exposure to variability in expected future cash flows and are designated as cash flow hedges, the gains or losses on the derivative instrument are reported as a component of accumulated other comprehensive income in stockholders’ equity and reclassified into the same line item in the statement of operations as the hedged transaction, and in the same period that the hedged transaction effects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

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

The Company’s customers are primarily distributors as well as retailers and broadband service providers who sell or distribute the products to a large group of end-users. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company regularly performs credit evaluations of the Company’s customers’ financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, geographic or country-specific risks and current economic conditions that may affect customers’ ability to pay. The Company does not require collateral from its customers.

As of December 31, 2021, Best Buy, Inc. and affiliates and Amazon and affiliates accounted for approximately 26% and 14% of the Company’s total accounts receivable, respectively. As of December 31, 2020, Best Buy, Inc. and affiliates, Amazon and affiliates and Walmart and affiliates accounted for approximately 29%, 13% and 13% of the Company’s total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company’s total accounts receivable.

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

Allowance for doubtful accounts

The Company maintains an allowance for doubtful accounts for estimated credit losses resulting from the inability of its customers to make required payments and reviews it quarterly. The Company determines expected credit losses by performing credit evaluations of its customers’ financial condition, establishing specific reserves for customers in an adverse financial condition and adjusting for its expectations of changes in conditions that may impact the collectability of outstanding receivables. The Company considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks. If the financial condition of the Company’s customers should deteriorate or if actual defaults are higher than the Company’s historical experience, additional allowances may be required, which could have an adverse impact on operating expenses.

Inventories

Inventories consist primarily of finished goods which are valued at the lower of cost and net realizable value, with cost being determined using the first-in, first-out method. On a quarterly basis, the Company assesses the value of the inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancelable purchase commitments in comparison to the Company’s estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. The Company’s analysis is primarily based on the demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase of the newly established cost basis.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on a benchmark interest rate adjusted for its specific credit risk. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

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

The Company identified the reporting units for the purpose of goodwill impairment testing as Connected Home, and SMB and performed a qualitative test for goodwill impairment of the two reporting units as of the first day of the fourth quarter, or October 4, 2021. Based upon the results of the qualitative testing, the Company believed that it was more-likely-than-not that the fair value of these reporting units were greater than their respective carrying values and therefore performing the next step of impairment test for these reporting units was unnecessary. No goodwill impairment was recognized in the years ended December 31, 2021, 2020 or 2019. Accumulated goodwill impairment charges as of December 31, 2021 was $74.2 million. As of December 31, 2021, 2020 and 2019, the carrying amount of goodwill for Connected Home and SMB was $44.4 million and $36.3 million, respectively.

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

The Company derives its revenue primarily from product sales, consisting of sales of Connected Home and SMB hardware products to its customers - retailers, distributors and service providers. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The amount recognized reflects the consideration the Company expects to be entitled to in exchange for the transferred goods. The Company evaluates its customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. Payment terms are typically less than two months from the date control over the product or service is transferred to the customer.

Revenue for services relates primarily to sales of subscriptions of the Company’s value-added services, including security and privacy, parental controls and remote network management services as well as advanced technical support and extended warranty. Service revenue is generally recognized over time on a ratable basis over the contract term beginning on the date that the service is expected to be delivered. Service contracts are generally for 30 days or 12 months in length, billed either monthly or annually and generally in advance. The technical support services consist of telephone and internet access to technical support personnel and extended warranty, which begins generally after the standard warranty period and consists of hardware replacement and updates to software features provided on a when and if available basis. All such service or support sales are typically recognized using an output measure of progress by looking at the time elapsed as the contracts generally provide the customer equal benefit throughout the contract period because the Company transfers control evenly by providing a stand-ready service. To date, services revenue has not represented a significant percentage of our total revenue.

Revenue from all sales types is recognized at the transaction price and is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives, and price protection. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. The Company uses the expected value method to arrive at the amount of variable consideration which is based on management’s analysis of historical and anticipated returns information, sell through and channel inventory levels, current economic trends, and changes in customer demand.

At the time the Company records the reduction to revenue, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value. In addition to channel warranty-related returns, certain distributors and retailers generally have the right to return product for stock rotation purposes. Sales incentive programs include certain reimbursement rights to qualified distributor and retailers for marketing expenditures. Distinct good or service received in exchange for payment from a customer are accrued within operating expenses or cost of revenue as appropriate, otherwise expenditures are recorded as a reduction of revenue. The Company provides for price protections in limited cases, with variable consideration assessed based on customary business practice such as anticipated price decreases, historical pricing information and customer claims processing.

For products sold with third-party services where the Company obtains control of the products and/or service before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company recognizes revenue on a net basis when the Company is acting as an agent between the customer and the vendor. The Company considers several factors in determining when it obtains control, such as determining the responsible party for fulfillment of the services, whether the Company has inventory risk before the service is transferred or if it has discretion to establish pricing for the third-party services.

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple promised goods or services. Such contracts include hardware products with bundled services, networking hardware with embedded software, various software subscription services and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services included with certain hardware products are considered distinct, as a customer can benefit from the product without these services and, therefore, the hardware and service are treated as separate performance obligations.

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

Deferred Revenue

Deferred revenue consists of service and support fees due in advance of satisfying performance. The majority of the Company’s deferred revenue balance consists of the unrecognized portion of service revenue from its value-added services, including cyber security, parental controls and remote network management services as well as advanced technical support and extended warranty, which is recognized as revenue ratably over the contractual service period.

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

Shipping and handling costs associated with outbound freight totaled $16.4 million, $15.5 million and $8.7 million in the years ended December 31, 2021, 2020 and 2019 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $25.2 million, $20.6 million, and $21.3 million in the years ended December 31, 2021, 2020 and 2019 respectively.

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

The compensation expense for equity awards is recognized over the vesting period of the award under a straight-line vesting method. Forfeitures are accounted for as they occur. In addition, for performance shares, the Company evaluates the probability of achieving the performance conditions at the end of each reporting period and records the related stock-based compensation expense based on performance to date over the service period. All excess tax benefits and tax deficiencies arising from stock awards vesting or settlement are recorded as income tax expense or benefit rather than in equity. Refer to Note 10, Employee Benefit Plans, in Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

Comprehensive income

Comprehensive income consists of net income and other gains and losses affecting stockholder’s equity that the Company excluded from net income, including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

Foreign currency translation and re-measurement

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in Other income (expenses), net.

Recent accounting pronouncements

Accounting Pronouncement Recently Adopted

ASU 2019-12

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to intra-period tax allocations and deferred tax accounting on outside basis differences in foreign subsidiaries. Additionally, it provides other simplifying measures for the accounting for income taxes. The Company adopted the new standard effective January 1, 2021. The adoption had no impact on the Company’s financial position, results of operations or cash flows.

ASU 2020-04

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, which provides optional expedients and exceptions for a limited period of time to ease the potential burden in accounting treatments related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. Adoption of the expedients and exceptions is elective and is permitted upon issuance of the guidance through December 31, 2022. Effective in the second fiscal quarter of 2021, the Company electively adopted the optional expedients under the new standard and transitioned from LIBOR to Secured Overnight Financing Rate to determine the Company’s currency forward rates under its hedging program and its incremental borrowing rate in determining the present value of lease payments. The adoption had no material impact on the Company’s financial position, results of operations and cash flows.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

Note 2. Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods for which customer purchase orders have been accepted, that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced.

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2021:

	2022	2023	Beyond 2023	Total
	(In thousands)
Performance obligations	$163,584	$1,752	$1,319	$166,655

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $3.8 million and $2.9 million as of December 31, 2021 and 2020, respectively. There was no impairment of capitalized contract costs in the fiscal years of 2021, 2020 and 2019.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2021 and 2020, there were no deferred commissions.

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

The following table reflects the contract balances:

	Balance Sheet Location	December 31, 2021	December 31, 2020
		(In thousands)
Accounts receivable, net	Accounts receivable, net	$261,158	$337,052
Contract liabilities - current	Deferred revenue	$16,500	$13,458
Contract liabilities - non-current	Other non-current liabilities	$3,100	$3,165

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2021 and 2020 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2021, 2020 and 2019, $31.9 million, $25.0 million and $14.5 million, respectively, of revenue were deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $28.9 million, $16.9 million and $17.9 million, respectively, of revenue were recognized for the satisfaction of performance obligations, and $13.6 million, $6.5 million and $9.9 million, respectively, of this recognized revenue were included in the contract liability balance at the beginning of the period, respectively.

There were no significant changes in estimates during the periods that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). The table also includes reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: Connected Home, and Small and Medium Business (“SMB”). Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2021			2020			2019
	Connected Home	SMB	Total	Connected Home	SMB	Total	Connected Home	SMB	Total
	(In thousands)
Geographic regions:
Americas	$651,936	$134,390	$786,326	$788,402	$109,569	$897,971	$529,982	$123,024	$653,006
EMEA	112,368	117,461	229,829	129,929	91,736	221,665	91,586	108,513	200,099
APAC	89,168	62,750	151,918	89,214	46,352	135,566	89,823	55,835	145,658
Total	$853,472	$314,601	$1,168,073	$1,007,545	$247,657	$1,255,202	$711,391	$287,372	$998,763
Sales channels:
Service provider	$129,052	$2,481	$131,533	$192,714	$3,150	$195,864	$128,852	$4,465	$133,317
Non-service provider	724,420	312,120	1,036,540	814,831	244,507	1,059,338	582,539	282,907	865,446
Total	$853,472	$314,601	$1,168,073	$1,007,545	$247,657	$1,255,202	$711,391	$287,372	$998,763

Note 3. Balance Sheet Components

Inventories

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$12,269	$7,756
Finished goods	303,398	164,356
Total	$315,667	$172,112

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $3.9 million, $7.9 million and $3.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Computer equipment	$9,979	$10,550
Furniture, fixtures and leasehold improvements	18,364	18,674
Software	30,280	29,499
Machinery and equipment	75,559	72,156
Total property and equipment, gross	134,182	130,879
Accumulated depreciation	(120,847)	(114,799)
Total	$13,335	$16,080

Depreciation expense pertaining to property and equipment was $11.7 million, $12.7 million and $12.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Intangibles, net

	As of December 31, 2021			As of December 31, 2020
	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
	(In thousands)
Technology	$59,799	$(58,263)	$1,536	$59,799	$(57,835)	$1,964
Customer contracts and relationships	56,800	(56,800)	—	56,800	(55,534)	1,266
Other	10,345	(10,025)	320	10,345	(9,676)	669
Total	$126,944	$(125,088)	$1,856	$126,944	$(123,045)	$3,899

Amortization of purchased intangibles in the years ended December 31, 2021, 2020 and 2019 was $2.0 million, $6.2 million and $7.0 million, respectively. No impairment charges were recorded in the years ended December 31, 2021, 2020 and 2019.

As of December 31, 2021, estimated amortization expense related to finite-lived intangibles for each of the remaining years was as follows (in thousands):

2022	$528
2023	514
2024	514
2025	300
Total	$1,856

Other non-current assets

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Non-current deferred income taxes	$63,795	$68,323
Long-term investments	7,575	8,395
Other	4,980	6,032
Total	$76,350	$82,750

Long-term investments

The Company’s long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows (in thousands):

Carrying value, as of December 31, 2019	$8,147
Additions	5,850
Impairment and downward adjustments for observable price changes	(6,239)
Carrying value, as of December 31, 2020 (1)	7,758
Additions	340
Disposals	(1,499)
Impairment	(549)
Upward adjustments for observable price changes	253
Carrying value, as of December 31, 2021 (1)	$6,303

(1)

The balances excluded the investment in limited partnership fund of $0.9 million and $0.6 million, as of December 31, 2021 and 2020, respectively. Additionally, the balance as of December 31, 2021 excluded an investment in convertible debt securities of $0.3 million.

          For the equity investments without readily determinable fair values as of December 31, 2021, cumulative downward adjustments for price changes and impairment was $8.4 million and cumulative upward adjustments for price changes was $0.4 million.

Other accrued liabilities

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
Current operating lease liabilities	$9,220	$9,149
Sales and marketing	104,549	83,561
Warranty obligations	6,861	9,240
Sales returns(1)	42,869	66,972
Freight and duty	22,126	14,885
Other	38,959	34,568
Total	$224,584	$218,375

________________________
(1)

Inventory expected to be received from future sales returns amounted to $21.8 million and $32.6 million as of December 31, 2021 and 2020, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $13.2 million and $18.0 million as of December 31, 2021 and December 31, 2020, respectively.

Note 4. Derivative Financial Instruments

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in the other comprehensive income (loss) (“OCI”) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income (expenses), net in the consolidated statements of operations.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the years ended December 31, 2021, 2020 and 2019.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
	Location	December 31, 2021	December 31, 2020	Location	December 31, 2021	December 31, 2020
		(In thousands)			(In thousands)
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$1,214	$324	Other accrued liabilities	$321	$2,344
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	158	—	Other accrued liabilities	23	38
Total		$1,372	$324		$344	$2,382

Refer to Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets. As of December 31, 2021, the Company holds and reports $1.4 million of gross assets and $0.3 million of gross liabilities.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income (Loss)

The effects of the Company’s derivative instruments on AOCI and the consolidated statements of operations were summarized as follows:

	Year Ended December 31, 2019
	2021	2020	2019
	(In thousands)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income (loss) - Effective Portion	$668	$(856)	$1,565
Gains (losses) reclassified from accumulated other comprehensive income (loss) into income - Effective Portion (1):
Net revenue	$459	$(954)	$1,929
Cost of revenue	$(2)	$2	$(12)
Research and development	$31	$9	$(57)
Sales and marketing	$(30)	$124	$(284)
General and administrative	$(5)	$27	$(41)
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expenses), net	$4,195	$(3,861)	$1,307

(1)	Refer to Note 9, Stockholders’ Equity, in Notes to Consolidated Financial Statements, which summarizes the accumulated other comprehensive income (loss) activity related to derivatives.

Note 5. Net Income Per Share

Basic net income per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of restricted stock units and performance shares, and issuances of shares under the Employee Stock Purchase Plan (the “ESPP”), which are reflected in diluted net income per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income per share when their effect is anti-dilutive.

Net income per share consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Numerator:
Net income	$49,387	$58,293	$25,791

Denominator:
Weighted average common shares - basic	30,241	29,897	30,936
Potentially dilutive common share equivalent	761	743	1,029
Weighted average common shares - dilutive	31,002	30,640	31,965

Basic net income per share	$1.63	$1.95	$0.83
Diluted net income per share	$1.59	$1.90	$0.81

Anti-dilutive employee stock-based awards, excluded	422	832	1,066

Note 6. Other Income (Expenses), Net

Other income (expenses), net consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Interest income	$157	$436	$2,539
Foreign currency transaction gain (loss), net	(4,848)	4,420	(697)
Foreign currency contract gain (loss), net	4,195	(3,861)	1,307
Gain/loss on investments, net	(1,362)	(6,222)	(224)
Other	765	486	458
Total	$(1,093)	$(4,741)	$3,383

Note 7. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States	$42,219	$42,124	$16,035
International	23,285	28,679	13,536
Total	$65,504	$70,803	$29,571

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Current:
U.S. Federal	$6,198	$12,913	$4,761
State	644	3,587	791
Foreign	5,000	5,178	(386)
	11,842	21,678	5,166
Deferred:
U.S. Federal	4,607	(3,052)	(574)
State	595	(6,408)	104
Foreign	(927)	292	(916)
	4,275	(9,168)	(1,386)
Total	$16,117	$12,510	$3,780

Net deferred tax assets consisted of the following:

	Year Ended December 31,
	2021	2020
	(In thousands)
Deferred Tax Assets:
Accruals and allowances	$25,737	$25,041
Net operating loss carryforwards	1,010	1,352
Stock-based compensation	4,032	5,374
Operating lease liability	4,060	5,303
Deferred revenue	1,212	641
Acquired intangibles	29,857	33,860
Depreciation and amortization	1,661	1,651
Other	3,971	3,285
Total deferred tax assets	71,540	76,507
Deferred Tax Liabilities:
Right of use asset	(3,130)	(4,264)
Other	(1,083)	(987)
Total deferred tax liabilities	(4,213)	(5,251)

Valuation Allowance(1)	(3,532)	(2,933)
Net deferred tax assets	$63,795	$68,323

(1)	Valuation allowance is presented gross. The valuation allowance net of the federal tax effect was $3.5 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2021, a valuation allowance of $3.5 million was placed against certain federal tax and state attributes since the recovery of the assets is uncertain. There was a valuation allowance of $2.9 million placed against deferred tax assets as of December 31, 2020. Accordingly, the valuation allowance increased $0.6 million during 2021. In management’s judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2021, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differed from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	1.4%	2.9%	2.4%
Impact of international operations	(1.8)%	(5.0)%	(0.8)%
Stock-based compensation	2.9%	5.4%	10.7%
Tax credits	(1.9)%	(2.3)%	(5.9)%
Valuation allowance	0.3%	1.8%	0.9%
State Valuation Allowance Release	—%	(5.8)%	—%
Base Erosion Anti-Abuse Tax	3.7%	—%	7.2%
Transaction costs	(0.9)%	—%	(2.5)%
Recognition of previously unrecognized tax benefits	0.0%	0.3%	(20.6)%
Others	(0.1)%	(0.6)%	0.4%
Provision for income taxes	24.6%	17.7%	12.8%

As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $(31,000), $8,000, and $(10,000) were recorded in comprehensive income related to the years ended December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, the Company has approximately $2.0 million of acquired federal net operating loss carryforwards. All the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal year 2022.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2016. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to these years. The Company is currently under examination by the Internal Revenue Service (“IRS”) for the year ended December 31, 2018. Additionally, the state of California commenced an examination of the 2016 through 2018 tax years. The Company has limited audit activity in various other states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.5 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

Federal, State, and Foreign Tax
(In thousands)
Balance as of December 31, 2018	$11,983
Additions based on tax positions related to the current year	385
Additions for tax positions of prior years	996
Settlements	(705)
Reductions for tax positions of prior years	(3,440)
Reductions due to lapse of applicable statutes	(609)
Adjustments due to foreign exchange rate movement	459
Balance as of December 31, 2019	9,069
Additions based on tax positions related to the current year	442
Additions for tax positions of prior years	253
Reductions due to lapse of applicable statutes	(744)
Adjustments due to foreign exchange rate movement	522
Balance as of December 31, 2020	9,542
Additions based on tax positions related to the current year	463
Additions for tax positions of prior years	50
Reductions due to lapse of applicable statutes	(556)
Adjustments due to foreign exchange rate movement	(295)
Balance as of December 31, 2021	$9,204

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2021 is $7.3 million. The ending net UTB results from adjusting the gross balance at December 31, 2021 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2021, 2020, and 2019, total interest and penalties expensed were $0.2 million, $0.2 million, and $(1.4) million, respectively. As of December 31, 2021 and 2020, accrued interest and penalties on a gross basis was $2.4 million, and $2.3 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $7.4 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S. The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $1.6 million in associated tax without consideration of foreign tax credits. Determination of foreign tax credit limitations depends on several factors which cannot be estimated.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of December 31, 2021, the Company had approximately $94.8 million in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Commencing at the onset of the COVID-19 pandemic in March 2020, the Company experienced an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption. The Company has responded by extending its ordering horizon to as long as 21 months issuing orders totaling approximately $882.6 million. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $3.1 million, $2.6 million and $1.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Non-Trade Commitments

As of December 31, 2021, the Company’s non-cancellable purchase commitments pertaining to non-trade activities were as follows (in thousands):

2022	$951
2023	1,737
2024	1,823
2025	1,914
2026	2,010
Thereafter	7,357
Total	$15,792

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Balance as of beginning of the period	$9,240	$10,556	$14,412
Provision for warranty liability made	4,522	7,330	7,050
Settlements made	(6,901)	(8,646)	(10,906)
Balance as of the end of the period	$6,861	$9,240	$10,556

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2021.

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next twelve months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.

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

Only the ’231 patent remained from the pending case filed in 2017 described above (“XR I”). The asserted claims in the ’231 patent have been held invalid by the Court in the Northern District of California in the case against Ruckus. Based on the ND Cal decision, the Company filed a collateral estoppel motion for summary judgment on the patent which has been granted, so the ’231 patent has been dropped from this case.

On June 16, 2021, XR Communications filed a new suit (“XR II”) against the Company in the Central District of California (CDCA) alleging that the Company’s 802.11ax compliant products infringe XR’s U.S. Patents 7,729,728 (the ’728 Patent), 10,594,376 (the ’376 Patent), and 8,289,939 (the ’939 Patent). The Court held a claim construction hearing on January 18, 2022. The Company is currently conducting discovery in XR II.

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

John Pham v. Arlo Technologies, Inc., NETGEAR Inc., et al., and other related actions

On January 9, 2019 and January 10, 2019, February 1, 2019 and February 8, 2019, the Company was sued in four separate securities class action suits in Superior Court of California, County of Santa Clara, along with Arlo Technologies, individuals, and underwriters involved in the spin-off of Arlo. Two more similar state actions have been filed against Arlo Technologies Inc. et al. In total, six putative class action complaints were filed in California state court in Santa Clara County. The Company is named as a defendant in five of the six lawsuits. The complaints generally allege that Arlo’s IPO materials contained false and misleading statements, hiding problems with Arlo’s Ultra product. These claims are styled as violations of Sections 11, 12(a), and 15 of the Securities Act of 1933. On January 22, 2019, the Company and Arlo et al. were sued in the US District Court for the Northern District of California. Based on similar facts as those in the state court actions, the federal case alleged that the Defendants violated Sections 11 and 15 of the Securities Act of 1933 and sought remedies thereunder.

On August 6, 2019, all the defendants, including NETGEAR, filed a motion to dismiss the federal court action. Plaintiffs filed their opposition brief on September 6, 2019 and defendants filed a reply on October 4, 2019. The state court action remained stayed pending the outcome of the federal action.

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

On September 17, 2021, the Court granted Arlo and the Company’s motion to dismiss the case from state court. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The parties have agreed to an extension of Plaintiffs’ opening brief to June 30, 2022.

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

The parties are in the discovery phase of the case.

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

On August 13, 2021, the Company also filed a motion to invalidate the patent based on 35 U.S.C. s.101 which has been denied. The claim construction hearing is scheduled for February 23, 2022.

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

On April 5 and April 6, 2021, the Company and co-respondents filed IPRs against the ’627 Patent and ’853 Patent, respectively.

Q3 also has a pending case against the Company in China asserting Chinese Patent ZL01809893.2, the Chinese patent corresponding to the ’853 Patent, before the Jinan People’s Intermediate Court. The Jinan Court has stayed the infringement case pending the result of the invalidity challenge filed by the Company before the China National Intellectual Property Administration (“CNIPA”). On September 30, 2021, the CNIPA invalidated Q3’s Chinese patent.

Trial was held at the ITC from July 28 through July 30, 2021. On December 7, 2021, the ITC issued an Initial Determination (“ID”) finding no violation or infringement of any of the patents by the Company but maintained the patents’ validity. Q3 has petitioned for a review of the ID by the Commission and the Respondents filed their own petition for a review of the patents’ validity. The panel will decide whether to review the ID by March 15, 2022.

The district court case remains stayed. The Company has a pending IPR against the ’627 Patent before the Patent Trial and Appeal Board.

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

As of June 11, 2021, the Company has also completed all submissions for the invalidity challenges against the three patents at the CNIPA. Oral arguments for two of the patents were held on October 21, 2021 and October 29, 2021, and November 28, 2021. The CNIPA has invalidated Patent No. ZL200410096563.1.

The CNIPA maintained the validity of Patent No. ZL200510103486.2. The Beijing IP Court held a hearing for the infringement case on January 12, 2022 but has continued it to March 2022.

The Company attended the invalidity hearing on October 21, 2021 for Patent No. ZL201010144680.6 and is awaiting for the invalidity decision from the CNIPA.

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

As of November 3, 2021, the Company has filed an arbitration demand and renewed its motion to compel arbitration with the Court. The Company is awaiting the Court’s ruling on its renewed motion to compel arbitration. In the meantime, Network-1 has filed objections to the arbitrator’s jurisdiction over this case and the Company has responded.

It is too early to reasonably estimate any financial impact to the Company resulting from this matter.

WSOU v. NETGEAR Inc.

On January 13, 2021, WSOU Investments, LLC (“WSOU”) filed three complaints against the Company in the US District Court for the Western District of Texas. WSOU alleges that the Company’s routers and switches infringe three patents related to wireless communication technologies. The patents asserted are US Patent Nos.: 7,512,096 (the “ʼ096 Patent”), 9,338,171 (the “ʼ171 Patent”) and 7,551,630 (the “ʼ630 Patent”). On April 15, 2021, the Company filed motions to dismiss for improper venue or to transfer in lieu of answering in all three cases. On July 30, 2021, WSOU voluntarily dismissed the three cases from the US District Court for the Western District of Texas in response to the Company’s motions to dismiss.

WSOU refiled the three cases in the US Delaware Court for the District of Delaware on or around August 2, 2021. On September 24, 2021, the Company answered the two cases involving the ’630 and ’096 Patents, and filed a motion to dismiss based on 35 U.S.C. s.101 against the ’171 Patent. On December 30, 2021, WSOU filed its opposition to the Company’s motion to dismiss the ’171 Patent, and the Company filed its Reply on January 21, 2022. The Parties are engaged in discovery.

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

As of June 28, 2021, the Company had completed all submissions for the invalidity challenges against the seven patents at the CNIPA. The CNIPA heard oral arguments regarding invalidity for four patents on September 13, 2021, September 15, 2021, September 23, 2021 and November 2, 2021, November 9, 2021 and November 30, 2021. The Company has received decisions on five patents. One patent (ZL200710086745.4) was invalidated, but the validity of the other four patents (ZL200410057124, ZL201010616817.3, ZL200410080537, ZL200810126154.X) was maintained. The Company has filed appeals for three patents (ZL200410057124, ZL201010616817.3, ZL200410080537) to the Beijing IP Court. In the meantime, the infringement cases remain stayed.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Beijing Yiwen v. NETGEAR Beijing

On or around April 1, 2021, the Company’s Beijing entity was served in two patent infringement cases filed by Beijing Yiwen Impression Advertisement Co., Ltd. Beijing Yiwen sued NETGEAR Beijing at the Beijing IP Court alleging the Company’s GS748T infringes Chinese patents ZL200510103486.2 and ZL200510120823.9. The Company filed jurisdictional challenges in both of the infringement cases and is awaiting the Court’s ruling.

As of June 11, 2021, the Company completed all submissions for the invalidity challenges against both patents at the CNIPA. The CNIPA maintained the validity for ZL200510103486.2. The CNIPA heard oral argument regarding invalidity of patent ZL200510120823.9 on October 14, 2021, and the Company is awaiting that ruling. The Company’s jurisdictional challenges for both infringement cases have been rejected and the cases have entered the substantive trial stage.

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

On August 12, 2021, the Company filed a petition to invalidate the patent before the CNIPA and a hearing has been scheduled for February 25, 2022.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Gaoping Yaoyi Trading Co. v. NETGEAR Beijing

On or around June 9, 2021, the Company was served in two China patent infringement cases. Plaintiff Gaoping Yaoyi, sued NETGEAR Beijing at the Liuzhou Intermediate People’s Court alleging the Company’s XR300 infringes Chinese patent ZL200710162875.1 and ZL201110389019.6, titled “Data stream information transmission method, communication system and equipment” and “Network access management method and network access device,” respectively. The Company filed jurisdictional challenges in both infringement cases and is awaiting the Court’s ruling. The CNIPA held an oral hearing for the invalidity case for patent ZL200710162875.1 on December 30, 2021 and the Company is awaiting the decision.

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

On October 1, 2021, the Court held a pre-motion conference to discuss the Company’s plan to file a motion to dismiss the case from the Southern District of New York, or in the alternative transfer to the Northern District of California. The motion to dismiss had been filed and fully briefed as of December 17, 2021.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

NETGEAR (Beijing) v. IPEL

On or around October 14, 2021, the Company (through its NETGEAR Beijing entity) filed a complaint against iPEL Inc./ Global Innovation Aggregators, LLC and the Chinese shell companies that have filed infringement lawsuits against the Company (Beijing Tianxing Ebel Information Consulting Co., Ltd.; Beijing Yiwen Impression Advertisement Co., Ltd.; Shandong Chengzi Medical Technology Co., Ltd. Shenzhen Yuyuan Investment Co., Ltd.; Gaoping Yaoyi Trading Co., Ltd.) (collectively “iPEL”), before the Beijing IP Court. The Company’s complaint alleged iPEL filed malicious and bad-faith lawsuits against the Company.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

NETGEAR v. Asus

On November 19, 2021, the Company filed a lawsuit against Asustek Inc. and Asus Computer International Inc. (collectively “Asus”) in the Northern District of California District Court. The Complaint alleged that Asus engaged in false advertising, in violation of Section 43(a) of the Lanham Act and California Business and Professional Code Section 17500 et seq., by falsely claiming that the ASUS GT-AXE 1100 is FCC-compliant, when in fact, it operates at a higher power output than that allowed by the FCC. The Complaint further alleged that Asus engaged in tortious interference with prospective business advantage and unfair competition under California Business and Professional Code section 17200 et seq. by way of these activities. The Company seeks a permanent injunction against Asus and monetary compensation for the Company’s economic and reputational loss. Asus did not respond by its deadline and the Company filed a notice of default judgment on January 21, 2022.

It is too early to reasonably estimate any financial impact to the Company resulting from these matters.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On October 24, 2021, the Board of Directors authorized the management to repurchase up to 3.0 million shares of the Company’s outstanding common stock, incremental to the remaining shares under the Company’s previous repurchase program. As of December 31, 2021, 3.5 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, reported based on trade date, approximately 2.1 million, 0.9 million and 2.4 million shares of common stock at a cost of approximately $75.0 million, $23.8 million and $75.9 million, during the years ended December 31, 2021, 2020 and 2019, respectively.

The Company repurchased, reported based on trade date, approximately 204,000, 198,000 and 198,000 shares of common stock at a cost of approximately $7.7 million, $5.1 million and $6.5 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the years ended December 31, 2021, 2020 and 2019, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2018	$(18)	$(8)	$11	$(15)
Other comprehensive income (loss) before reclassifications	16	1,565	(332)	1,249
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,535	(322)	1,213
Net current period other comprehensive income (loss)	16	30	(10)	36
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	(856)	174	(682)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(792)	166	(626)
Net current period other comprehensive income (loss)	—	(64)	8	(56)
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	668	(126)	542
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	453	(95)	358
Net current period other comprehensive income (loss)	—	215	(31)	184
Balance as of December 31, 2021	$(2)	$173	$(22)	$149

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$459	$(954)	$1,929
Cost of revenue	(2)	2	(12)
Research and development	31	9	(57)
Sales and marketing	(30)	124	(284)
General and administrative	(5)	27	(41)
Total before tax	453	(792)	1,535
Tax impact	(95)	166	(322)
Total, net of tax	$358	$(626)	$1,213

Note 10. Employee Benefit Plans

2003 Stock Plan

In April 2003, the Company adopted the 2003 Stock Plan (the “2003 Plan”). The 2003 Plan provided for the granting of stock options to employees and consultants of the Company. During the second fiscal quarter of 2013, the Company’s 2003 Stock Plan expired. No further equity awards can be granted under the 2003 Plan. Outstanding awards under the 2003 Stock Plan remain subject to the terms and conditions of the 2003 plan.

2006 Long Term Incentive Plan

In April 2006, the Company adopted the 2006 Long Term Incentive Plan (the “2006 Plan”). The 2006 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”) performance awards and other stock awards, to eligible directors, employees and consultants of the Company. The Company’s 2006 Plan expired on April 13, 2016 by its terms. No further equity awards can be granted under the 2006 Plan. Outstanding awards under the 2006 Stock Plan remain subject to the terms and conditions of the 2006 plan.

2016 Equity Incentive Plan

In April 2016, the Company’s Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which was approved by the Company’s stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan’s expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan as a result of the Distribution. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. As of December 31, 2021, approximately 1.8 million shares remained available for future grants under the 2016 Plan.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period and the purchase date. The duration of each offering period is generally six-months. In April 2016, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 2.0 million shares. For the years ended December 31, 2021, 2020, and 2019, the Company recognized ESPP compensation expense of $1.7 million, $1.5 million and $1.4 million, respectively. Approximately 171,000 shares of common stock were purchased at an average exercise price of $28.72 in the year ended December 31, 2021. As of December 31, 2021, approximately 240,000 shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	1,333	$27.86
Exercised	(421)	$22.81
Outstanding as of December 31, 2021	912	$30.19	6.11	$2,487

As of December 31, 2021
Vested and expected to vest	912	$30.19	6.11	$2,487
Exercisable Options	717	$30.96	5.74	$2,008

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2021, or December 31, 2021, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2021. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $6.7 million, $7.3 million and $3.5 million, respectively.

The total fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $2.3 million, $3.2 million and $4.1 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$18.58 - $25.37	264	4.09	$23.43	264	$23.43
$26.61 - $26.61	370	7.55	$26.61	186	$26.61
$38.32 - $41.67	278	6.12	$41.37	267	$41.42
$18.58 - $41.67	912	6.11	$30.19	717	$30.96

RSU Activity

RSU activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2020	1,584	$30.66
Granted	763	$38.53
Vested	(645)	$31.65
Cancelled	(147)	$33.28
Outstanding as of December 31, 2021	1,555	$33.86	1.38	$45,414

The total fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $24.3 million, $16.1 million and $19.4 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2021, 2020 and 2019 was $20.4 million, $20.4 million and $18.6 million, respectively.

Performance Shares Activity

In July 2020 and July 2021, the Company’s executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares were never granted in the years prior to 2020. Performance shares activity was as follows:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding as of December 31, 2018	—	—
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding as of December 31, 2019	—	—
Granted	141	$28.22
Vested	—	—
Cancelled	—	—
Outstanding as of December 31, 2020	141	$28.22
Granted	152	$37.58
Vested	—	—
Cancelled	—	—
Outstanding as of December 31, 2021	293	$33.07	2.08	$8,559

Valuation and Expense Information

The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to RSUs and performance shares is based on the closing fair market value of the Company’s common stock on the date of grant. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted under the 2016 Plan and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

No stock options were granted during the years ended December 31, 2021 and 2020. In the year ended December 31, 2019, the weighted average expected life, risk-free interest rate, and expected volatility for the stock options granted was 6.2 years, 1.85%, and 33.9%, respectively, and the weighted average fair value was $9.72. The following table sets forth the weighted-average assumptions used to estimate the fair value of purchase rights granted under the ESPP:

	Year Ended December 31,
	2021	2020	2019
	ESPP
Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	0.05%	0.72%	2.06%
Expected volatility	40.8%	54.8%	43.9%

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Cost of revenue	$2,103	$4,091	$2,843
Research and development	5,161	5,183	6,532
Sales and marketing	7,628	7,634	9,069
General and administrative	11,103	13,597	10,693
Total	$25,995	$30,505	$29,137

Total stock-based compensation cost capitalized in inventory was less than $0.9 million as of each of the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, $0.9 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.4 years and $37.0 million of unrecognized compensation cost related to unvested RSUs and performance shares is expected to be recognized over a weighted-average period of 2.5 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers with a range of value-added services focused on performance, security, privacy and premium support; and

•

SMB: focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, separation expense, change in fair value of contingent consideration, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income before income taxes is as follows:

	Year ended December 31,
	2021	2020	2019
	(In thousands, except percentage data)
Net Revenue:
Connected Home	$853,472	$1,007,545	$711,391
SMB	314,601	247,657	287,372
Total net revenue	$1,168,073	$1,255,202	$998,763

Contribution Income:
Connected Home	$116,889	$152,512	$67,775
Contribution margin	13.7%	15.1%	9.5%
SMB	$62,136	$42,174	$67,282
Contribution margin	19.8%	17.0%	23.4%
Total segment contribution income	$179,025	$194,686	$135,057
Corporate and unallocated costs	(83,883)	(83,867)	(70,525)
Amortization of intangibles (1)	(1,897)	(5,952)	(6,731)
Stock-based compensation expense	(25,995)	(30,505)	(29,137)
Separation expense	—	—	(264)
Change in fair value of contingent consideration	3,003	2,928	25
Restructuring and other charges	(3,341)	(1,702)	(2,077)
Litigation reserves, net	(315)	(44)	(160)
Other income (expenses), net (2)	(1,093)	(4,741)	3,383
Income before income taxes	$65,504	$70,803	$29,571

(1)	Amounts excluded amortization expense related to patents within purchased intangibles in cost of revenue.
(2)	Amounts included gain/loss on investments, net, of $(1.4) million, $(6.2) million and $(0.2) million for the years ended December 31, 2021, 2020 and 2019, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
United States (U.S.)	$759,865	$866,161	$637,566
Americas (excluding U.S.)	26,461	31,810	15,440
EMEA	229,829	221,665	200,099
APAC	151,918	135,566	145,658
Total net revenue	$1,168,073	$1,255,202	$998,763

Long-lived assets by Geographic Region

The following table represents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets:

	As of
	December 31, 2021	December 31, 2020
	(In thousands)
United States (U.S.)	$14,564	$19,173
Americas (excluding U.S.)	3,283	2,845
EMEA	2,465	3,215
Singapore	4,767	5,964
APAC (excluding Singapore) (1)	11,432	14,294
Total	$36,511	$45,491

_______________________

(1)	No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the year ended December 31, 2021, the Company had two customers, primarily within the Connected Home segment, that each individually accounted for 15% and 13% of net revenue, respectively. The Company had two customers, primarily within the Connected Home segment, that each individually accounted for 15% and 14% of net revenue for the year ended December 31, 2020, and 16% of net revenue for the year ended December 31, 2019, respectively.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	As of December 31, 2021
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$108,441	$108,441	$—	$—
Trading securities: mutual funds(1)	6,814	6,814	—	—
Available-for-sale investments: corporate equity securities(1)	751	751	—	—
Available-for-sale investments: certificates of deposit(1)	6	—	6	—
Available-for-sale investments: convertible debt securities(2)	518	—	518	—
Foreign currency forward contracts(3)	1,372	—	1,372	—
Total assets measured at fair value	$117,902	$116,006	$1,896	$—
Liabilities:
Foreign currency forward contracts(4)	$344	$—	$344	$—
Total liabilities measured at fair value	$344	$—	$344	$—

	As of December 31, 2020
	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
	(In thousands)
Assets:
Cash equivalents: money-market funds	$158,054	$158,054	$—	$—
Trading securities: mutual funds(1)	5,368	5,368	—	—
Available-for-sale investments: convertible debt securities (1)	1,326	—	—	1,326
Available-for-sale investments: certificates of deposit(1)	165	—	165	—
Foreign currency forward contracts(3)	324	—	324	—
Total assets measured at fair value	$165,237	$163,422	$489	$1,326
Liabilities:
Foreign currency forward contracts(4)	$2,382	$—	$2,382	$—
Contingent consideration(5)	3,000	—	—	3,000
Total liabilities measured at fair value	$5,382	$—	$2,382	$3,000

(1)	Included in Short-term investments on the Company’s consolidated balance sheets.
(2)	$172,000 and $346,000 included in Short-term investments and Other non-current assets on the Company’s consolidated balance sheets, respectively.
(3)	Included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
(4)	Included in Other accrued liabilities on the Company’s consolidated balance sheets.
(5)

Included in Other non-current accrued liabilities on the Company’s consolidated balance sheets. The contingent consideration represented the estimated fair value of the additional variable cash consideration payable in connection with the acquisition of Meural in August 2018 that was contingent upon the achievement of certain technical and service revenue milestones.

The Company’s investments in money-market funds, corporate equity securities and mutual funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s investments in convertible debt securities issued by a publicly held company and certificates of deposits are classified within Level 2 of the fair value hierarchy as the fair value for the instrument approximates its cost based on the contractual terms of the arrangement. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that take into account the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The Company’s contingent consideration resulting from acquisitions and investments in convertible debt securities issued by a privately held company are classified within Level 3 of the fair value hierarchy as the valuations typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability. In the year ended December 31, 2021, the Company released $3.0 million of a contingent consideration liability associated with the acquisition of Meural, given the remote probability of milestone achievement. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company includes expenses related to restructuring and other charges in Other operating expenses (income), net in the consolidated statements of operations. Accrued restructuring and other charges are classified within Accrued employee compensation and Other accrued liabilities on the consolidated balance sheets.

Restructuring and other charges recognized in fiscal year 2021 were primarily for severance, and other costs in relation to the consolidation of offices in the APAC region and the reorganization of our supply chain function to gain some cost efficiencies. No significant restructuring and other changes were recognized during fiscal year 2020. Restructuring and other changes recognized in fiscal year 2019 were primarily for severance, and other costs in relations to certain office closures and downsizes.

The following table provides a summary of the activity related to accrued restructuring and other charges:

	Employee termination charges	Lease contract termination and other charges	Total
	(In thousands)
Balance as of December 31, 2018	$775	$145	$920
Additions	2,082	166	2,248
Cash payments	(1,783)	(215)	(1,998)
Adjustments	(142)	(30)	(172)
Balance as of December 31, 2019	932	66	998
Additions	1,354	655	2,009
Cash payments	(1,972)	(415)	(2,387)
Adjustments	(227)	(79)	(306)
Balance as of December 31, 2020	87	227	314
Additions (1)	2,910	513	3,423
Cash payments	(2,913)	(578)	(3,491)
Adjustments	(84)	(139)	(223)
Balance as of December 31, 2021	$—	$23	$23

(1)Total restructuring and other charges recognized in the Company’s consolidated statements of operations for the period presented included non-cash charges and adjustments, net of $0.1 million, which were excluded from the table above.

Note 14. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through May 2027. The leases have remaining lease terms of approximately 1 year to 5 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The

Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease cost were as follows:

	Year End December 31,
	2021	2020	2019
	(In Thousands)
Operating lease cost	$9,208	$10,482	$11,945
Short-term lease cost	563	1,702	1,111
Total lease cost (1)	$9,771	$12,184	$13,056

_______________________

(1)Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Year End December 31,
	2021	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$9,474	$12,127	$11,652

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,773	$9,463	$918

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2021	2020
Weighted Average Remaining Lease Term (in years)
Operating leases	3.6	4.2

Weighted Average Discount Rate
Operating leases	4.0%	4.0%

As of December 31, 2021, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2022	$10,122
2023	7,199
2024	6,515
2025	4,812
2026	1,088
Thereafter	82
Total lease payments	29,818
Less imputed interest	(2,029)
Total	$27,789

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are continuing to work remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2022 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2021 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1) Financial Statements.

The following consolidated financial statements of NETGEAR, Inc. are filed as part of this Annual Report on Form 10-K in Item 8, Financial Statements and Supplementary Data.

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2021.

Page

Schedule II—Valuation and Qualifying Accounts	111

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Other	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2021	$1,081	$—	$12	$(694)	$399
Year ended December 31, 2020	1,079	2	—	—	1,081
Year ended December 31, 2019	1,254	—	21	(196)	1,079

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3) Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant’s common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities	10-K	2/18/2020	4.2

10.1	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1

10.2#	2016 Equity Incentive Plan, as amended	8-K	6/2/2020	10.1

10.3#	2003 Employee Stock Purchase Plan, as amended	S-8	6/3/2016	99.2

10.4#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3

10.5#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.6#	NETGEAR, Inc. Executive Bonus Plan	8-K	2/5/2020	99.2

10.7*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.8*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.9*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.10	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1

10.10a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1

10.10b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B

10.11#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5

10.11a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51

10.12#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	4/10/2003	10.8

10.12a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52

10.13#	Offer Letter, dated November 6, 2001, between the registrant and Bryan D. Murray				X

10.14#	Offer Letter, dated June 16, 2004, between the registrant and David J. Henry				X

10.15#	Offer Letter, dated January 29, 2008, between the registrant and Andrew W. Kim				X

10.16#	Offer Letter, dated November 15, 2019, between the registrant and Vikram Mehta	10-Q-	4/30/2021	10.23

10.17#	Offer Letter, dated December 4, 2019, between the registrant and Martin D. Westhead	10-Q-	4/30/2021	10.24

10.18#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10

10.18a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49

10.19#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54

10.20#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21

10.21#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	11/2/2018	10.1*

10.22#	Form of Change in Control and Severance Agreement (Other Executive Officers)	10-Q	11/2/2018	10.2*

10.23#	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1

10.24#	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2

10.25#	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3

10.26#	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4

10.27#	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5

21.1	List of subsidiaries and affiliates				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 18th day of February 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 18, 2022
Patrick C.S. Lo	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 18, 2022
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ DAVID J. HENRY	President and General Manager of Connected Home	February 18, 2022
David J. Henry	Products and Services, and Director

/S/ SARAH S. BUTTERFASS	Director	February 18, 2022
Sarah S. Butterfass

/S/ LAURA J. DURR	Director	February 18, 2022
Laura J. Durr
/S/ SHRAVAN K. GOLI	Director	February 18, 2022
Shravan K. Goli

/S/ JEF T. GRAHAM	Director	February 18, 2022
Jef T. Graham

/S/ BRADLEY L. MAIORINO	Director	February 18, 2022
Bradley L. Maiorino

/S/ JANICE M. ROBERTS	Director	February 18, 2022
Janice M. Roberts

/S/ BARBARA V. SCHERER	Director	February 18, 2022
Barbara V. Scherer

/S/ THOMAS H. WAECHTER	Director	February 18, 2022
Thomas H. Waechter