Form 10-Q
period 2022-04-03
NETGEAR, INC.
filed 2022-05-06
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 3, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,771,097 as of April 29, 2022.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 3, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$206,826	$263,772
Short-term investments	56,962	7,744
Accounts receivable, net of allowance for doubtful accounts of $399 as of each of April 3, 2022, and December 31, 2021	219,911	261,158
Inventories	327,309	315,667
Prepaid expenses and other current assets	27,130	34,752
Total current assets	838,138	883,093
Property and equipment, net	11,984	13,335
Operating lease right-of-use assets	42,013	23,176
Intangibles, net	1,719	1,856
Goodwill	36,279	80,721
Other non-current assets	83,912	76,350
Total assets	$1,014,045	$1,078,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,803	$73,729
Accrued employee compensation	20,960	24,704
Other accrued liabilities	212,267	224,584
Deferred revenue	17,861	16,500
Income taxes payable	1,638	1,528
Total current liabilities	317,529	341,045
Non-current income taxes payable	19,154	18,990
Non-current operating lease liabilities	36,888	18,569
Other non-current liabilities	3,453	3,112
Total liabilities	377,024	381,716
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	931,276	923,228
Accumulated other comprehensive income	156	149
Accumulated deficit	(294,440)	(226,591)
Total stockholders’ equity	637,021	696,815
Total liabilities and stockholders’ equity	$1,014,045	$1,078,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 3, 2022	March 28, 2021
Net revenue	$210,558	$317,925
Cost of revenue	151,655	206,984
Gross profit	58,903	110,941
Operating expenses:
Research and development	23,821	23,829
Sales and marketing	35,586	37,815
General and administrative	13,602	15,405
Goodwill impairment charge	44,442	—
Other operating expenses (income), net	(3)	2,565
Total operating expenses	117,448	79,614
Income (loss) from operations	(58,545)	31,327
Other income (expenses), net	(982)	(552)
Income (loss) before income taxes	(59,527)	30,775
Provision for (benefit from) income taxes	(2,317)	7,815
Net income (loss)	$(57,210)	$22,960

Net income (loss) per share
Basic	$(1.95)	$0.75
Diluted	$(1.95)	$0.72
Weighted average shares used to compute net income (loss) per share:
Basic	29,350	30,665
Diluted	29,350	31,814

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	April 3, 2022	March 28, 2021
Net income (loss)	$(57,210)	$22,960
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	45	47
Change in unrealized gains and losses on available-for-sale investments	(49)	—
Other comprehensive income (loss), before tax	(4)	47
Tax provision related to derivatives	(1)	(6)
Tax benefit related to available-for-sale investments	12	—
Other comprehensive income, net of tax	7	41
Comprehensive income (loss)	$(57,203)	$23,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	44	—	44
Net loss	—	—	—	—	(57,210)	(57,210)
Stock-based compensation	—	—	4,697	—	—	4,697
Repurchase of common stock	(354)	—	—	—	(9,377)	(9,377)
Restricted stock unit withholdings	(46)	—	—	—	(1,262)	(1,262)
Issuance of common stock under stock-based compensation plans	275	—	3,351	—	—	3,351
Balance as of April 3, 2022	29,161	$29	$931,276	$156	$(294,440)	$637,021

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	41	—	41
Net Income	—	—	—	—	22,960	22,960
Stock-based compensation	—	—	6,960	—	—	6,960
Restricted stock unit withholdings	(48)	—	—	—	(1,964)	(1,964)
Issuance of common stock under stock-based compensation plans	407	1	7,041	—	—	7,042
Balance as of March 28, 2021	30,758	$31	$896,710	$6	$(172,324)	$724,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 3, 2022	March 28, 2021
Cash flows from operating activities:
Net income (loss)	$(57,210)	$22,960
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,807	4,661
Stock-based compensation	4,697	6,960
Gain/loss on investments, net	622	49
Goodwill impairment charge	44,442	—
Deferred income taxes	(7,626)	2,803
Provision for excess and obsolete inventory	1,460	1,201
Changes in assets and liabilities:
Accounts receivable, net	41,247	24,130
Inventories	(13,102)	(44,794)
Prepaid expenses and other assets	7,889	(1,877)
Accounts payable	(9,012)	(3,197)
Accrued employee compensation	(3,743)	(8,371)
Other accrued liabilities	(13,155)	1,428
Deferred revenue	1,705	1,494
Income taxes payable	273	6,290
Net cash provided by operating activities	1,294	13,737
Cash flows from investing activities:
Purchases of short-term investments	(50,202)	(7)
Proceeds from maturities/sale of short-term investments	417	165
Purchases of property and equipment	(957)	(1,588)
Purchases of long-term investments	(210)	(340)
Net cash used in investing activities	(50,952)	(1,770)
Cash flows from financing activities:
Repurchases of common stock	(9,377)	—
Restricted stock unit withholdings	(1,262)	(1,964)
Proceeds from exercise of stock options	593	4,146
Proceeds from issuance of common stock under employee stock purchase plan	2,758	2,905
Net cash provided by (used in) financing activities	(7,288)	5,087
Net increase (decrease) in cash and cash equivalents	(56,946)	17,054
Cash and cash equivalents, at beginning of period	263,772	346,460
Cash and cash equivalents, at end of period	$206,826	$363,514
Supplemental Cash Flow Information:
Unpaid property and equipment	$889	$1,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and service providers. The Company's products are designed to simplify and improve people’s lives. The Company's goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. The Company is dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers to enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. The Company's products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G, and audio and video over Ethernet. NETGEAR's product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance the Company’s product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and its direct online store at www.netgear.com.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2021, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income, stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

COVID-19 Pandemic

The COVID-19 pandemic continues to have widespread, rapidly evolving, unpredictable impacts on global economies, including inflation, supply chain disruption, as well as work force participation, while significantly increasing volatility and disruption in financial markets. The pandemic continues to impact the Company’s supply chain in its ability to timely procure finished goods due to material shortages and freight capacity, its workforce, and the operations of its customers, and has led to meaningfully increased costs of freight transportation and increased material and component costs for our products. Continued and extended periods of global supply chain, workforce availability and economic disruption could continue to significantly affect the Company’s business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus and makes it difficult to reasonably estimate the impact of the COVID-19 pandemic on the Company’s business operations.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended April 3, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.
Note 2.	Summary of Significant Accounting Policies

No material changes have been made to the Company’s significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies, in its Annual Report.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s unaudited condensed consolidated financial statements.
Note 3.	Revenue

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced.

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of April 3, 2022:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$187,409	$2,257	$1,484	$191,150

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	April 3, 2022	December 31, 2021
Accounts receivable, net	Accounts receivable, net	$219,911	$261,158
Contract liabilities - current	Deferred revenue	$17,861	$16,500
Contract liabilities - non-current	Other non-current liabilities	$3,444	$3,100

The difference in the balances of the Company's contract assets and liabilities as of April 3, 2022, and December 31, 2021, primarily results from the timing difference between the Company's performance and the customer’s payment.

During the three months ended April 3, 2022, $9.7 million of revenue was deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $8.0 million of revenue was recognized for the satisfaction of performance obligations and $6.6 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The table also includes reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: Connected Home, and Small and Medium Business (“SMB”). Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	April 3, 2022			March 28, 2021
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$107,347	$37,302	$144,649	$186,417	$32,733	$219,150
EMEA	9,018	27,847	36,865	31,173	29,917	61,090
APAC	13,977	15,067	29,044	23,328	14,357	37,685
Total	$130,342	$80,216	$210,558	$240,918	$77,007	$317,925
Sales channels:
Service provider	$18,121	$729	$18,850	$22,238	$799	$23,037
Non-service provider	112,221	79,487	191,708	218,680	76,208	294,888
Total	$130,342	$80,216	$210,558	$240,918	$77,007	$317,925

(1)No individual foreign country, represented more than 10% of the Company's total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of April 3, 2022, and December 31, 2021, were as follows:

	April 3, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$50,124	$—	$(48)	$50,076
Convertible debt (1)	518	—	—	518
Certificates of deposit	6	—	—	6
Total	$50,648	$—	$(48)	$50,600

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate equity securities	$751	$—	$—	$751
Convertible debt (1)	518	—	—	518
Certificates of deposit	6	—	—	6
Total	$1,275	$—	$—	$1,275

(1)$172,000 included in Short-term investments and $346,000 included in Other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of April 3, 2022, and December 31, 2021, respectively.

The contractual maturities on the U.S. treasury securities as of April 3, 2022, are all due within one year. Accrued interest receivable as of April 3, 2022, was $0.2 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The Company had no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2021. The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of April 3, 2022:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$50,076	$(48)	$—	$—	$50,076	$(48)
Total	$50,076	$(48)	$—	$—	$50,076	$(48)

In the three months ended April 3, 2022, and March 28, 2021, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the three months ended April 3, 2022, and March 28, 2021. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	April 3, 2022	December 31, 2021
Raw materials	$12,876	$12,269
Finished goods	314,433	303,398
Total	$327,309	$315,667

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.5 million and $1.2 million for the three months ended April 3, 2022, and March 28, 2021, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

(In thousands)	April 3, 2022	December 31, 2021
Computer equipment	$10,038	$9,979
Furniture, fixtures, and leasehold improvements	18,319	18,364
Software	30,355	30,280
Machinery and equipment	76,598	75,559
Total property and equipment, gross	135,310	134,182
Accumulated depreciation	(123,326)	(120,847)
Total	$11,984	$13,335

Intangibles, net

	April 3, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,371)	$1,428	$59,799	$(58,263)	$1,536
Other	10,345	(10,054)	291	10,345	(10,025)	320
Total	$70,144	$(68,425)	$1,719	$70,144	$(68,288)	$1,856

Amortization of purchased intangibles was $0.1 million and $1.5 million for the three months ended April 3, 2022, and March 28, 2021, respectively. During the three months ended April 3, 2022, the Company identified a triggering event for assessing impairment of the intangibles (Refer to below “Goodwill” for details of the triggering event). The Company performed a recoverability test of its intangibles and determined that the carrying amount of such assets was recoverable. No impairment of the intangibles was recognized in the three months ended April 3, 2022 or March 28, 2021.

Goodwill

(In thousands)	Connected Home	SMB	Total
As of December 31, 2021	$44,442	$36,279	$80,721
Goodwill impairment charge	(44,442)	—	(44,442)
As of April 3, 2022	$—	$36,279	$36,279

          Each year on the first day of fourth fiscal quarter, the Company assesses its goodwill for potential impairment. This impairment testing is applied more frequently than once a year if the Company is aware of changed conditions or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded. During the first quarter of 2022, the market price of the Company’s common stock and its market capitalization declined significantly. In addition, with a decline in the size of the U.S. WiFi market, sales of the Company’s Connected Home products in the first fiscal quarter of 2022 were significantly lower than anticipated. Due to these factors, the Company determined that a triggering event had occurred, and an interim goodwill impairment assessment was performed for both of its reporting units. The Company elected to bypass the qualitative goodwill impairment assessment and proceeded directly to the quantitative test, measured as of April 3, 2022.

        The fair value of the reporting units, namely Connected Home and SMB, was determined using an income and market approach. Under the income approach, the Company calculated the fair value of its reporting units based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly-traded companies with similar market position and size as the reporting unit. The unobservable inputs used to measure the fair value under included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The two approaches generated similar results and indicated that the fair value of the Connected Home reporting unit was less than its carrying amount, including goodwill, and the difference between the carrying amount and the fair value was greater than the carrying amount of the goodwill allocated to the reporting unit. Therefore, in the first fiscal quarter of 2022, the Company recognized an impairment charge of $44.4 million for its Connected Home reporting unit. The results of the quantitative test indicated that the fair value of the SMB reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized.

Other non-current assets

(In thousands)	April 3, 2022	December 31, 2021
Non-current deferred income taxes	$71,420	$63,795
Long-term investments	7,575	7,575
Other	4,917	4,980
Total	$83,912	$76,350

Long-term equity investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
Carrying value as of the beginning of the period (1)	$6,303	$7,758
Additions from purchase of investments	—	340
Impairment	(250)	—
Carrying value as of the end of the period (1)	$6,053	$8,098

(1)The balances excluded an investment in limited partnership funds of $1.2 million as of April 3, 2022, $0.6 million as of March 28, 2021, $0.9 million as of December 31, 2021, and $0.6 million as of December 31, 2020. Additionally, the balance as of April 3, 2022, and December 31, 2021, excluded an investment in convertible debt securities of $0.3 million, respectively.

For equity investments without readily determinable fair values as of April 3, 2022, the cumulative downward adjustments for price changes and impairment was $8.7 million and cumulative upward adjustments for price changes was $0.4 million.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	April 3, 2022	December 31, 2021
Current operating lease liabilities	$9,032	$9,220
Sales and marketing	92,460	104,549
Warranty obligations	6,779	6,861
Sales returns(1)	45,722	42,869
Freight and duty	14,737	22,126
Other	43,537	38,959
Total	$212,267	$224,584

(1)Inventory expected to be received from future sales returns amounted to $22.7 million and $21.8 million as of April 3, 2022, and December 31, 2021, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $11.3 million and $13.2 million as of April 3, 2022, and December 31, 2021, respectively.

Note 5. Derivative Financial Instruments

The Company's subsidiaries have material future cash flows related to revenue and expenses denominated in currencies other than the U.S. dollar, the Company's functional currency worldwide. The Company executes currency forward contracts that typically mature in less than 6 months to mitigate its currency risk, in currencies including Australian dollars, British pounds, euros, Canadian dollar, and Japanese yen. The Company does not enter into derivatives transactions for trading or speculative purposes. The Company's foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any individual counterparty.

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $6.0 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about ten non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.0 million.

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	April 3, 2022	December 31, 2021	Location	April 3, 2022	December 31, 2021
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$756	$1,214	Other accrued liabilities	$272	$321
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	249	158	Other accrued liabilities	61	23
Total		$1,005	$1,372		$333	$344

Refer to Note 12, Fair Value Measurements for detailed disclosures regarding fair value measurements. Refer to Note 9, Stockholders' Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 11, Segment Information, for details on gains/losses, net pertaining to derivatives not designated as hedging instruments that were recognized in Other income (expenses), net.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net income (loss) per share consisted of the following:

	Three Months Ended
(In thousands, except per share data)	April 3, 2022	March 28, 2021
Numerator:
Net income (loss)	$(57,210)	$22,960

Denominator:
Weighted average common shares - basic	29,350	30,665
Potentially dilutive common share equivalent	—	1,149
Weighted average common shares - dilutive	29,350	31,814

Basic net income (loss) per share	$(1.95)	$0.75
Diluted net income (loss) per share	$(1.95)	$0.72

Anti-dilutive employee stock-based awards, excluded	1,179	287

Note 7. Income Taxes

The income tax benefit for the three months ended April 3, 2022, was $(2.3) million, or an effective tax rate of 3.9%, and the income tax provision for the three months ended March 28, 2021 was $7.8 million, or an effective tax rate of 25.4%. The decrease in tax expense for the three months ended April 3, 2022, compared to the prior year period, was primarily due to pre-tax losses recorded in the three months ended April 3, 2022. The tax benefit on this loss was partially offset by the tax impact of non tax-deductible goodwill impairment.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of April 3, 2022, the Company had approximately $79.6 million, as compared to $94.8 million as of December 31, 2021, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. The Company continues to experience an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. In response, as of April 3, 2022, a further $863.5 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $1.4 million and $0.4 million for the three months ended April 3, 2022, and March 28, 2021, respectively.

Non-Trade Commitments

As of April 3, 2022, the Company had non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
Balance as of beginning of the period	$6,861	$9,240
Provision for warranty liability made	1,423	963
Settlements made	(1,505)	(2,027)
Balance as of the end of the period	$6,779	$8,176

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

With regard to all tax years, the Company at this time is not able to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

On June 16, 2021, XR Communications filed a new suit (“XR II”) against the Company in the Central District of California (CDCA) alleging that the Company’s 802.11ax compliant products infringe XR’s U.S. Patents 7,729,728 (the ’728 Patent), 10,594,376 (the ’376 Patent), and 8,289,939 (the ’939 Patent). The Court held a claim construction hearing on January 18, 2022. The Company is currently conducting discovery in XR II. On March 28, 2022, the Company attended a hearing before the Court to address the Special Master’s mixed findings related to the validity of the three patents in the case. The Company is waiting for the Court’s decision.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

The Parties settled this case without material financial impact to the Company.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On September 17, 2021, the Court granted Arlo and the Company’s motion to dismiss the case from state court. On November 16, 2021, Plaintiffs filed a Notice of Appeal. The parties have agreed to an extension of Plaintiffs’ opening brief to June 30, 2022.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

The Parties settled this case without material financial impact to the Company.

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

On August 13, 2021, the Company also filed a motion to invalidate the patent based on 35 U.S.C. s.101, which has been denied. The claim construction hearing was scheduled for February 23, 2022.

Plaintiff voluntarily dismissed this case with prejudice.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

          Trial was held at the ITC from July 28 through July 30, 2021. On December 7, 2021, the ITC issued an Initial Determination (“ID”) finding no violation or infringement of any of the patents by the Company but maintained the patents’ validity. Q3 petitioned for the Commission to review the ID, and on May 3, 2022, the Commission affirmed the ID in its Final Determination.  This concludes the ITC investigation. Q3 has 60 days to appeal the case to the Federal Circuit.

The district court case remains stayed. The Company has a pending IPR against the ’627 Patent before the Patent Trial and Appeal Board.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from this litigation matter.

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

As of June 11, 2021, the Company had completed all submissions for the invalidity challenges against the three patents at the CNIPA. Oral arguments for two of the patents were held on October 21, 2021, October 29, 2021, and November 28, 2021. The CNIPA has invalidated Patent No. ZL200410096563.1 and the corresponding infringement case has been dismissed. The CNIPA maintained the validity of Patent No. ZL200510103486.2 and ZL201010144680.6.

The Beijing IP Court held a hearing for the infringement case for ZL200510103486.2 on January 12, 2022, but has continued it to March 2022. No infringement hearing has been scheduled for Patent No. ZL201010144680.6.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

On April 1, 2022, the Court denied the Company’s renewed motion to dismiss or stay the case pending arbitration. The Company filed its counterclaims on April 22, 2022 and proceeded with discovery.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On February 9, 2022 and February 22, 2022, the Company filed IPR petitions to invalidate the ’096 Patent and ’630 Patent, respectively, before the Patent Trial and Appeal Board (PTAB).

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

As of June 28, 2021, the Company had completed all submissions for the invalidity challenges against the seven patents at the CNIPA. As of March 2022, the CNIPA has issued all seven decisions. One patent was invalidated (ZL200710086745.4), one was partially invalidated (ZL200710074176.1), and the validity of the other five patents (ZL200410057124.X, ZL201010616817.3, ZL200410080537.X, ZL200810126154.X, ZL200610168028.1) was maintained. The Company appealed the latter six patents to the Beijing IP Court. The Jinan Court dismissed the infringement suit for the invalidated patent (ZL200710086745.4), and the remaining six cases are stayed pending the appeals.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

         As of June 11, 2021, the Company completed all submissions for the invalidity challenges against both patents at the CNIPA. The CNIPA maintained the validity for ZL200510103486.2 and ZL200510120823.9. The infringement hearing for case 934 is scheduled for May 20, 2022.

        Plaintiff voluntarily withdrew the infringement case for ZL200510120823.9 and the Court granted the withdrawal around April 19, 2022.

           The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On August 12, 2021, the Company filed a petition to invalidate the patent before the CNIPA and a hearing has been scheduled for February 25, 2022. Around April 8, 2022, the CNIPA partially invalidated the patent, subject to Plaintiff’s amendment(s).

The Court has scheduled a hearing for the infringement cases for May 17, 2022.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

On March 22, 2022, the Company attended a preliminary hearing in the infringement case for Patent ZL200710162875.1 to address procedural issues. No hearing has been scheduled for the infringement case for Patent ZL201110389019.6 yet.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

On March 11, 2022, the Company withdrew the matter and the Court has approved the withdrawal.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH

On or around March of 2022, Huawei filed two patent infringement lawsuits at the District Court of Dusseldorf, Germany, against NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH, a third-party webstore selling NETGEAR products in Germany. So far, NETGEAR GmbH and Exertis have been served. Huawei asserts one EU patent in each suit, EP 3 337 077 B1 (the ’077 Patent) in case no. 08/22 and EP 3 143 741 B1 (the ’143 Patent) in case no. 09/22. In its Complaints, Huawei alleges that the Company’s Wifi 6 products infringe the two patents, which Huawei further claims are standard-essential patents. In addition, the Company received notice of two additional suits against the Company’s Beijing entity before the Jinan Court, but the NETGEAR Beijing has not been served.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. The Company repurchased, reported based on trade date, approximately 0.4 million shares of common stock at a cost of approximately $9.4 million under the repurchase authorizations during the three months ended April 3, 2022. The Company did not repurchase any shares of common stock under the authorizations during the three months ended March 28, 2021. As of April 3, 2022, 3.1 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 46,000 and 48,000 shares of common stock, at a cost of approximately $1.3 million and $2.0 million, during the three months ended April 3, 2022, and March 28, 2021, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) ("AOCI") by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(49)	369	(57)	263
Less: Amount reclassified from accumulated other comprehensive income	—	324	(68)	256
Net current period other comprehensive income (loss)	(49)	45	11	7
Balance as of April 3, 2022	$(51)	$218	$(11)	$156

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	(371)	82	(289)
Less: Amount reclassified from accumulated other comprehensive income	—	(418)	88	(330)
Net current period other comprehensive income (loss)	—	47	(6)	41
Balance as of March 28, 2021	$(2)	$5	$3	$6

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$385	$(463)
Cost of revenue	3	—
Research and development	(15)	12
Sales and marketing	(43)	26
General and administrative	(6)	7
Total before tax	324	(418)
Tax impact	(68)	88
Total, net of tax	$256	$(330)

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of April 3, 2022, approximately 1.8 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

duration of each offering period is generally six-months. As of April 3, 2022, approximately 0.1 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2021	912	$30.19
Exercised	(30)	$20.02
Outstanding as of April 3, 2022	882	$30.53

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	1,555	$33.86
Granted	26	$25.82
Vested	(125)	$40.43
Cancelled	(35)	$33.94
Outstanding as of April 3, 2022	1,421	$33.13

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

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	293	$33.07
Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding as of April 3, 2022	293	$33.07

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
Cost of revenue	$386	$834
Research and development	1,087	1,146
Sales and marketing	1,456	1,780
General and administrative	1,768	3,200
Total	$4,697	$6,960

As of April 3, 2022, $0.7 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.2 years and $32.1 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.3 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•

Connected Home: Focuses on consumers and provides high-performance, dependable, and easy-to-use premium WiFi internet networking solutions such as WiFi 6, WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers with a range of value-added services focused on performance, security, privacy and premium support; and

•

SMB: focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price.

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

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, goodwill impairment charge, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes is as follows:

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
Net Revenue:
Connected Home	$130,342	$240,918
SMB	80,216	77,007
Total net revenue	$210,558	$317,925

Contribution Income (loss):
Connected Home	$(1,975)	$47,303
Contribution margin	(1.5)%	19.6%
SMB	$13,496	$16,284
Contribution margin	16.8%	21.1%
Total segment contribution income	$11,521	$63,587
Corporate and unallocated costs	(20,801)	(21,290)
Amortization of intangibles (1)	(129)	(1,445)
Stock-based compensation expense	(4,697)	(6,960)
Goodwill impairment charge	(44,442)	—
Restructuring and other charges	23	(2,270)
Litigation reserves, net	(20)	(295)
Other income (expenses), net (2)	(982)	(552)
Income (loss) before income taxes	$(59,527)	$30,775

(1)Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.

(2)Amounts include gain/(loss) on investments, net, of $(519,000) and $(49,000) for the three months ended April 3, 2022, and March 28, 2021, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $1.2 million and $1.4 million, for the three months ended April 3, 2022, and March 28, 2021, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
United States (U.S.)	$141,005	$213,618
Americas (excluding U.S.)	3,644	5,532
EMEA (1)	36,865	61,090
APAC (1)	29,044	37,685
Total net revenue	$210,558	$317,925

(1)No individual foreign country, represented more than 10% of the Company's total net revenue in the periods presented.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	April 3, 2022	December 31, 2021
United States (U.S.)	$33,891	$14,564
Americas (excluding U.S.)	3,198	3,283
EMEA	2,252	2,465
Singapore	4,510	4,767
APAC (excluding Singapore) (1)	10,146	11,432
Total	$53,997	$36,511

(1)No individual country, other than disclosed above, represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	April 3, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$48,198	$48,198	$—
Cash equivalents: U.S. treasury securities	9,999	—	9,999
Available-for-sale investments: U.S. treasury securities(1)	50,076	—	50,076
Trading securities: mutual funds(1)	6,707	6,707	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	518	—	518
Foreign currency forward contracts(3)	1,005	—	1,005
Total assets measured at fair value	$116,509	$54,905	$61,604
Liabilities:
Foreign currency forward contracts(4)	$333	$—	$333
Total liabilities measured at fair value	$333	$—	$333

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$108,441	$108,441	$—
Trading securities: mutual funds(1)	6,814	6,814	—
Available-for-sale investments: corporate equity securities(1)	751	751	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	518	—	518
Foreign currency forward contracts(3)	1,372	—	1,372
Total assets measured at fair value	$117,902	$116,006	$1,896
Liabilities:
Foreign currency forward contracts(4)	$344	$—	$344
Total liabilities measured at fair value	$344	$—	$344

(1)Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.

(2)$172,000 included in Short-term investments and $346,000 included in Other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of April 3, 2022, and December 31, 2021, respectively.

(3)Included in Prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets.

(4)Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company’s investments in money-market funds, corporate equity securities and mutual funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s investments in U.S. treasury securities are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable or identical instruments in less active markets. The Company’s investments in convertible debt securities issued by a publicly held company and certificates of deposits are classified within Level 2 of the fair value hierarchy as the fair value for the instrument approximates its cost based on the contractual terms of the arrangement. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that consider the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding continued profitability and cash generation; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product introductions that position the Company for growth and market share gain; and expectations regarding NETGEAR’s paid subscriber base growth, registered users and registered app users. These statements are based on management’s current expectations and are subject to certain risks and uncertainties, including the following: uncertainty surrounding the duration and impact of the global COVID-19 pandemic; uncertainty surrounding inventory and supply chain management; inflation; geopolitical instability; changes in government and tax policies and regulations; future demand for the Company’s products may be lower than anticipated; consumers may choose not to adopt the Company’s new product offerings or adopt competing products; product performance may be adversely affected by real world operating conditions; the Company may be unsuccessful or experience delays in manufacturing and distributing its new and existing products; telecommunications service providers may choose to slow their deployment of the Company’s products or utilize competing products; the Company may be unable to grow its number of registered users and/or registered app users; the Company may be unable to grow its paid subscriber base; the Company may be unable to collect receivables as they become due; the Company may fail to manage costs, including the cost of material and component and freight, and cost of developing new products and manufacturing and distribution of its existing offerings; changes in the level of NETGEAR’s cash resources and the Company’s planned usage of such resources, including potential repurchases of the Company’s common stock; changes in the Company’s stock price and developments in the business that could increase the Company’s cash needs; fluctuations in foreign exchange rates; and the actions and financial health of the Company’s customers. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products that connect people, power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our strategy focuses on being the leader of the premium WiFi consumer market, and to serve the market with high-performance, secure and dependable products and services. We believe our targeted customers value speed, connectivity and the security of their network. Our strategy is to create and grow the higher price points of the consumer networking market, where we believe competition is less intense and consumers are less price sensitive, offering the possibility to upsell our subscription services and higher margin products. Our goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. We are dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers that enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. We keep people connected through product and service offerings, including ultra-premium Orbi Mesh WiFi systems, high-performance Nighthawk routers, high-speed cable modems, 5G mobile wireless products, cloud-based subscription services for network management and security, smart networking products and Video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G, audio and video over Ethernet, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support. The SMB segment focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Amazon, Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Fnac Darty (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com (worldwide), Newegg.com (U.S.), JD.com, Alibaba (China) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue in the foreseeable future.

Financial Overview

During the three months ended April 3, 2022, our net revenue decreased by $107.4 million compared to the prior year period. The decrease was primarily due to the performance of our Connected Home segment which saw net revenue decline by $110.6 million, mainly driven by a combination of COVID-19 pandemic driven demand subsiding to pre-

pandemic levels and elevated prior year sales to replenish depleted channel inventories. Loss from operations was $58.5 million during the three months ended April 3, 2022, impacted significantly by a goodwill impairment charge of $44.4 million. Additionally, the lower net revenue performance resulted in a $52.0 million swing in gross profit and contributed to a loss of operating leverage compared to the prior year period. Together the goodwill impairment charge and lower net revenue performance saw operating profit decline by $89.9 million, compared to the prior year period.

Geographically, net revenue decreased across all three regions during the three months ended April 3, 2022, compared to the prior year period. Net revenue from Connected Home across all three regions and net revenue from SMB in EMEA declined, partially offset by increases in net revenue from SMB in Americas and APAC, compared to the prior year period. The prior year comparative period for the Connected Home segment was boosted by heightened consumer demand in response to the pandemic.

During the three months ended April 3, 2022, the market price of our common stock and our market capitalization declined significantly. In addition, with a decline in the size of the U.S. WiFi market, sales of our Connected Home products in the first fiscal quarter of 2022 were significantly lower than anticipated. Due to these factors, we determined that a triggering event had occurred. In the first fiscal quarter of 2022, before an interim goodwill impairment test, we assessed our long-lived assets and concluded that they were not impaired. The interim goodwill impairment test performed resulted in an impairment charge of $44.4 million in respect to our Connected Home reporting unit. Refer to Note 4, Balance Sheet Components, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for more details.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global economies, inflation, supply chains, work force participation, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. Since the onset of the pandemic, we have taken actions by directing most of our worldwide workforce to work from home, allowing only critical business travel, and replacing in-person events with digital events. In addition, with the easing of COVID-19 restrictions in some jurisdictions, some of our offices, including our San Jose headquarters, have recently transitioned to hybrid work allowing employees to work in the office on an as-needed basis. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. As a result of the ongoing pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, resulting in elongated lead times for some of our key components, impeding our ability to accurately forecast and to capitalize fully on end market demand. Additionally, in the first quarter of 2022, COVID-19 induced lockdowns in China impacted supply of components to our supply chain partners, constraining our ability to deliver meaningfully higher net revenue for our SMB products. We expect supply chain constraints to continue to exist for the foreseeable future, impacting our ability to fulfill SMB product demand and limiting availability of certain Connected Home products. Supply chain constraints have brought about a meaningful increase in the cost of sea transportation, while we have increased our reliance on airfreight transportation to secure supply to offset lengthening sea transit times. Additionally, heightened demand combined with shortages for materials and components have resulted in increased cost of acquisition for our products.

We anticipate net revenue for Connected Home products sold through the consumer channel to decline slightly in the second fiscal quarter of 2022 relative to the first quarter of 2022, with net revenue in the second half of the year rising relative to the first half of 2022. Net revenue from service provider channels for fiscal 2022 is expected to be in line with fiscal 2021. We expect SMB net revenue to continue to remain supply constrained with second fiscal quarter performance expected to be slightly above the first fiscal quarter of 2022 and with anticipated improvement in the second half of 2022. We expect our premium Tri-band and Quad-band mesh systems and our suite of subscription services to grow in the Connected Home segment, while we expect growth in the SMB segment to be powered by Pro AV and Wireless LAN products. We will look to continue to execute on our strategy of capitalizing on technological inflection points of WiFi 6E, WiFi 6, 5G and audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings to build recurring service revenue streams. While we have been able to manage through most of the COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

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

Critical Accounting Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income, and net income, as well as on the value of certain assets and liabilities on our condensed consolidated balance sheets. We base these estimates on historical and anticipated results, trends and various other assumptions that we believe are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, we are not aware of any specific event or circumstance that would require us to update our estimates, judgments or revise the carrying value of our assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates under different assumptions and conditions.

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to our Annual Report. Refer to Note 1. The Company and Basis of Presentation, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, for the risks and uncertainties related to the COVID-19 pandemic.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022		March 28, 2021
Net revenue	$210,558	100.0%	$317,925	100.0%
Cost of revenue	151,655	72.0%	206,984	65.1%
Gross profit	58,903	28.0%	110,941	34.9%
Operating expenses:
Research and development	23,821	11.3%	23,829	7.5%
Sales and marketing	35,586	16.9%	37,815	11.9%
General and administrative	13,602	6.5%	15,405	4.8%
Goodwill impairment charge	44,442	21.1%	—	—%
Other operating expenses (income), net	(3)	(0.0)%	2,565	0.8%
Total operating expenses	117,448	55.8%	79,614	25.0%
Income (loss) from operations	(58,545)	(27.8)%	31,327	9.9%
Other income (expenses), net	(982)	(0.5)%	(552)	(0.2)%
Income (loss) before income taxes	(59,527)	(28.3)%	30,775	9.7%
Provision for (benefit from) income taxes	(2,317)	(1.1)%	7,815	2.5%
Net income (loss)	$(57,210)	(27.2)%	$22,960	7.2%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Americas	$144,649	(34.0)%	$219,150
Percentage of net revenue	68.7%		68.9%
EMEA	$36,865	(39.7)%	$61,090
Percentage of net revenue	17.5%		19.2%
APAC	$29,044	(22.9)%	$37,685
Percentage of net revenue	13.8%		11.9%
Total net revenue	$210,558	(33.8)%	$317,925

Americas

Net revenue in Americas decreased for the three months ended April 3, 2022, compared to the prior year period. The decline in net revenue was primarily due to the performance of our Connected Home segment which experienced a decline in net revenue of 42.4% compared to the prior year period. In the first fiscal quarter of 2021, the COVID pandemic induced demand remained elevated driven by work and schooling from home mandates, while market demand in the first fiscal quarter of 2022 declined to pre-pandemic levels. The decline in Connected Home performance was partially offset by increased demand for our SMB products, which performed very well in spite of supply chain challenges and saw net revenues increase by 14.0% compared to the prior year period.

EMEA

Net revenue in EMEA decreased for the three months ended April 3, 2022, compared to the prior year period, driven by a decrease in net revenue of 71.1% and 6.9% from Connected Home and SMB, respectively. The decline in Connected Home net revenue was due to the prior year period being boosted by elevated end user demand tied to the pandemic.

APAC

Net revenue in APAC decreased for the three months ended April 3, 2022, compared to the prior year period, primarily attributable to a 40.1% decrease in Connected Home net revenue, with declines experienced across all product categories. SMB net revenue increased by 4.9%, due to higher net revenue of our wireless and managed switch products.

Refer to further discussions of our Connected Home and SMB business in the "Segment Information" section below.

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

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Cost of revenue	$151,655	(26.7)%	$206,984
Gross margin percentage	28.0%		34.9%

Our overall gross margin decreased for the three months ended April 3, 2022, compared to the prior year period, primarily due to increased product acquisition costs and higher transportation costs, partially offset by improved product mix with SMB net revenue being a higher proportion of net revenue compared to the prior year period.

We expect gross margin percentage for the second quarter of 2022 to be in line with the first fiscal quarter of 2022. In the past twelve months, we have experienced meaningful increases in costs for sea freight transportation, as well as costs of materials and components for our products. In the first quarter of 2022, we selectively increased the price of our products and we plan to raise prices again for certain SMB products before the middle of the year to counterbalance these cost increases. We expect to continue to remain reliant on air transportation for SMB products, while we expect the cost of sea freight transportation to trend down for the remainder of the year. We believe that a combination of improved product mix stemming from premium Connected Home and SMB products, higher subscription services and selective price increases will help to deliver improvement to margin performance as the year progresses. We continue to experience disruptions since the onset of the pandemic, with partners being affected by factory uptime, scarcity of materials and components and limited capacity to transport cargo via sea and air. In the first quarter of 2022, COVID-induced lockdowns in China disrupted supply of components to our manufacturers, limiting our ability to capitalize further on strong demand for our SMB products. If such disruptions become more widespread, they could significantly hamper our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin as a result of the factors discussed above.

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

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Research and development	$23,821	(0.0)%	$23,829

Research and development expenses remained flat for the three months ended April 3, 2022, compared to the prior year period as lower personnel-related expenditures of $0.7 million, mainly resulting from lower performance-based compensation expense, were offset by increases to engineering projects and outside professional services to support product development.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch and SMB wireless products. We expect research and development expenses as a percentage of net revenue in the second quarter of 2022 to decline slightly from the first quarter of 2022 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Sales and marketing	$35,586	(5.9)%	$37,815

Sales and marketing expenses decreased for the three months ended April 3, 2022, compared to the prior year period, primarily attributable to decreases in personnel-related expenditures of $1.3 million, mainly due to lower performance-based compensation expense, and lower amortization of intangibles of $1.3 million.

We expect our sales and marketing expenses as a percentage of net revenue in the second quarter of 2022 to be similar to the first quarter of 2022 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of net revenue per authoritative guidance.

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

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
General and administrative	$13,602	(11.7)%	$15,405

The decrease in general and administrative expenses for the three months ended April 3, 2022, compared to the prior year period, was primarily driven by lower personnel-related expenditure of $2.2 million, partially offset by an increase in legal and professional services fees of $0.5 million, mainly associated with patent litigation claims. The decline in the personnel-related expenditures was mainly due to lower performance-based compensation expense and lower stock-based compensation.

We expect our general and administrative expenses as a percentage of net revenue in the second quarter of 2022 to be in line with the first quarter of 2022 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill impairment charge

The following table presents goodwill impairment charge for the periods indicated:

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Goodwill impairment charge	$44,442	**	$—

**Percentage change not meaningful.

The increase in goodwill impairment charge for the three months ended April 3, 2022, compared to the prior year period, was due to impairment charge recognized for the Connected Home segment resulting from an interim goodwill impairment assessment performed, in the first fiscal quarter of 2022. For a detailed discussion of goodwill impairment charge, refer to Note 4, Balance Sheet Components, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges and litigation reserves, net. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Other operating expenses (income), net	$(3)	**	$2,565

**Percentage change not meaningful.

The decrease in other operating expenses (income), net for the three months ended April 3, 2022, compared to the prior year period, was largely driven by higher restructuring charges in 2021 associated with the consolidation of our offices in the APAC region.

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

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Other income (expenses), net	$(982)	77.9%	$(552)

The change in the other income (expenses), net in the three months ended April 3, 2022, compared to the prior year period, was primarily due to higher net loss on our long-term investments.

Provision for Income Taxes

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Provision for (benefit from) income taxes	$(2,317)	(129.6)%	$7,815
Effective tax rate	3.9%		25.4%

The decrease in tax expense for the three months ended April 3, 2022, compared to the prior year period, was primarily due to losses recorded in the period primarily from the impairment of goodwill. The tax benefit on this loss was partially offset by the tax impact of the non-deductible portion of the goodwill impairment.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are currently under examination by the U.S. Internal Revenue Service (“IRS”) for our fiscal years ended December 31, 2018 and December 31, 2019. We are also under examination in various other state, local and foreign jurisdictions.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 11. Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue in Note 3. Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Connected Home Segment

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Net revenue	$130,342	(45.9)%	$240,918
Percentage of net revenue	61.9%		75.8%
Contribution income (loss)	$(1,975)	(104.2)%	$47,303
Contribution margin	(1.5)%		19.6%

Connected Home net revenue decreased in the three months ended April 3, 2022, compared to the prior year period, by $110.6 million, mainly due to a contraction of the U.S. consumer WiFi market. The size of the U.S. consumer WiFi market declined as compared to the first fiscal quarter of 2021 when consumers were continuing to purchase WiFi systems at elevated levels due to work and schooling from home mandates which were ongoing due to the COVID-19 pandemic. In addition, the prior year was impacted by higher shipments to replenish depleted channel inventories. The decline in demand was experienced across all product categories. While we saw a decline in demand for home wireless products compared to the prior year, we continue to experience growth in our super-premium Tri-band and Quad-band WiFi 6 mesh systems as well as growth in our service revenue. Geographically, we experienced decreases across all three regions in the three months ended April 3, 2022, compared to the prior year period.

Connected Home had a contribution loss of $2.0 million in the three months ended April 3, 2022, compared to contribution income of $47.3 million in the comparable prior year period, mainly attributable to lower net revenue, lower gross margin achievement, and lack of operating expense leverage.

SMB Segment

	Three Months Ended
(In thousands, except percentage data)	April 3, 2022	% Change	March 28, 2021
Net revenue	$80,216	4.2%	$77,007
Percentage of net revenue	38.1%		24.2%
Contribution income	$13,496	(17.1)%	$16,284
Contribution margin	16.8%		21.1%

SMB net revenue increased for the three months ended April 3, 2022, compared to the prior year period, primarily due to continued strong demand for Pro AV product line of managed switches and assisted by businesses reopening. Geographically, SMB net revenue increased in Americas and APAC and decreased in EMEA in the three months ended April 3, 2022, compared to the prior year period.

SMB contribution income decreased for the three months ended April 3, 2022, compared to the prior year period, primarily due to lower gross margin achievement, and higher sales and marketing expenses as a percentage of net revenue. The lower gross margin was primarily driven by higher air freight expenditure as a percentage of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of April 3, 2022, we had cash, cash equivalents and short-term investment of $263.8 million, a decrease of $7.7 million from December 31, 2021.

As of April 3, 2022, approximately 34% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Three Months Ended
(In thousands)	April 3, 2022	March 28, 2021
Cash provided by operating activities	$1,294	$13,737
Cash used in investing activities	(50,952)	(1,770)
Cash provided by (used in) financing activities	(7,288)	5,087
Net cash increase (decrease)	$(56,946)	$17,054

Operating activities

Net cash provided by operating activities decreased by $12.4 million for the three months ended April 3, 2022, compared to the prior year period, primarily due to lower net revenue.

Our days sales outstanding was 97 days as of April 3, 2022, as compared to 93 days as of December 31, 2021, mainly due to higher provisions for sales returns deemed to be a reduction of net revenue with the liability provisioned in other accrued liabilities. Our accounts payable decreased from $73.7 million as of December 31, 2021 to $64.8 million as of April 3, 2022, primarily due to timing of inventory receipts and supplier payments. Inventory increased from $315.7 million as of December 31, 2021, to $327.3 million as of April 3, 2022, as anticipated sales of our Connected Home products came in lower than expectations while inbound inventory receipts remained in line with purchase order  commitments.

Investing activities

Net cash used in investing activities increased by $49.2 million in the three months ended April 3, 2022, compared to the prior year period, mainly driven by purchases of short-term investments.

Financing activities

Net cash used in financing activities was $7.3 million in the three months ended April 3, 2022, compared to $5.1 million cash provided in the prior year period, primarily due to higher stock repurchase activity and lower proceeds from exercise of stock options.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements in the short-term and long-term. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended April 3, 2022, we repurchased and retired, reported based on trade date, approximately 0.4 million shares of common stock, at a cost of approximately $9.4 million under the repurchase authorizations. As of April 3, 2022, approximately 3.1 million shares remained authorized for repurchase under the repurchase program. We did not repurchase any shares of common stock during the three months ended March 28, 2021.

We also repurchased and retired, reported based on trade date, approximately 46,000 and 48,000 shares of common stock, at a cost of approximately $1.3 million and $2.0 million during the three months ended April 3, 2022, and March 28, 2021, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Preserving strong liquidity and generating cash remain paramount as the pandemic and its related supply chain challenges continue to persist. We expect to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of April 3, 2022, from those as of December 31, 2021, disclosed in Part II, Item 7, of our Annual Report.

As of April 3, 2022, we had $79.6 million of purchase obligations which represented non-cancellable inventory-related purchase agreements with suppliers, down from $94.8 million as of December 31, 2021, primarily due to lower anticipated demand for Connected Home products. A further $863.5 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. These purchases orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through November 2027. As of April 3, 2022, we had approximately $50.2 million in non-cancelable operating lease commitments. The amounts presented are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Recent Accounting Pronouncements

Information with respect to this item many be found in Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, which are hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 3, 2022, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Risks Related to our Business, Industry and Operations

•

If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease.

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

•	We invest in companies for both strategic and financial reasons but may not realize a return on our investments.
•	Expansion of our operations and infrastructure may strain our operations and increase our operating expenses.

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

•	If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

Financial, Legal, Regulatory and Tax Compliance Risks

•	We are currently involved in numerous litigation matters and may in the future become involved in additional litigation.
•	Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.
•	We are subject to, and must remain in compliance with, numerous laws and governmental regulations.
•	We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.
•	We could incur significant liability if the distribution of Arlo shares to our stockholders is determined to be a taxable transaction.
•	We may be exposed to claims and liabilities as a result of the distribution of Arlo shares to our stockholders.
•

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

•	We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.
•	If our goodwill and intangible assets become impaired, we may be required to record a significant charge to earnings.

General Risk Factors

•	Global economic conditions could materially adversely affect our revenue and results of operations.
•	If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.
•	Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 18, 2022.

Risks Related to our Business, Industry and Operations

* If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease.

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. The outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and a significant increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. For example, the COVID-19 outbreak and subsequent lockdown in Shenzhen, China in the first quarter of 2022 had a disruptive impact on material flow from Southern China to our manufacturers in Vietnam and Thailand. The disruption to the transportation network, including schedule changes and shipping delays, led to a material shortfall in our revenue and profitability in the first quarter of 2022. We believe that continued COVID-19 related lockdowns in China constitutes our biggest risk for the remainder of 2022, as a number of electrical and mechanical components that go into our products are manufactured there. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism like in Russia/Ukraine, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. The global effects of climate change can result in increased frequency and intensity of these natural disasters that could also disrupt our transportation network. Labor disputes among freight carriers and at ports of entry are common, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. We have experienced such disruption at both ports, due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and have suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This could materially and adversely affect our business and financial results for 2022, and, if significant disruptions along these lines continue, especially if they were to take place within the last few weeks of any quarter, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results.

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and would result in delayed or lost revenue as well as customer-imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. For example, the price of oil increased significantly in 2021 and has continued to increase in 2022 due to the war in Ukraine. Similarly, supply chain disruptions such as those described in the preceding paragraph, may lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight have recently increased to at least eight times historical levels and will have a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Currently, just as ocean freight costs have increased due to the aforementioned supply chain disruptions, the cost of air freight has increased as well up to five times historical levels. This significant increase in the cost of both ocean and air freight will continue to severely disrupt our business and harmed our operating results, and in particular, our profitability.

* The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus (COVID-19) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and lockdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; the level of vaccination rates; new and potentially more contagious or more dangerous variants of COVID-19, such as the Omicron, the Omicron subvariant BA.2 and other variants and subvariants; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

For example, the COVID-19 outbreak and subsequent lockdowns in Shenzhen, China in the first quarter of 2022 had a disruptive impact on material flow from Southern China to our manufacturers in Vietnam and Thailand. The disruption to the transportation network, including schedule changes and shipping delays, led to a material shortfall in our revenue and profitability in the first quarter of 2022. Further, as the COVID-19 virus continues to spread and evolve to other variants and the availability of vaccines against the COVID-19 virus varies greatly around the world the potential for future lockdowns which may adversely affect our ability to supply products remains a significant risk going forward. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport labor and vehicles, port closures or congestion, and increased border controls or closures, have impacted and may continue to impact our ability to meet demand and could materially adversely affect us. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease”, we have already experienced a significant increase in the cost of ocean freight and air freight as a result of the pandemic, and we believe that continued pandemic related lockdowns in China constitutes our biggest risk for the remainder of 2022, due to the large concentration of electrical and mechanical components that go into our products that are manufactured there, which would also negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis.

In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we had previously seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we have also seen this increase in demand taper as vaccines have become widely available and consumers return to work or school and the impact of the COVID-19 pandemic subsides, particularly in North America where we derive a substantial portion of our revenue. If this tapering of demand occurs at a more rapid pace than we are forecasting, as happened during the first quarter of 2022, our revenue, profitability and other financial results could be adversely affected. Unanticipated increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized

WiFi 6 chipsets, microcontrollers, power over ethernet chipsets and power integrated circuits, significantly constrains our ability to meet the increased demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically from as low as 8 weeks to up to 52 weeks currently. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. During the second and third fiscal quarters of 2020, we experienced a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold, and during the second fiscal quarter of 2021 and first fiscal quarter of 2022, we experienced a softening in demand for our Connected Home products which was below our previous forecasts. If we continue to experience weakened demand in either our Connected Home or SMB business segments that is not in line with our forecasts, our revenue, profitability and other financial results would be materially adversely impacted.

The pandemic has significantly increased economic and demand uncertainty and also has led to increased disruption and volatility in capital markets and credit markets. The current severe economic slowdown resulting from the pandemic, together with other macroeconomic and geopolitical factors, may lead to a global recession. There is a significant degree of uncertainty and lack of visibility as to the extent and duration of any such slowdown or recession. Risks related to a slowdown or recession include the risk that demand for our products will be significantly harmed over time, if consumers choose to delay product upgrades or various projects in order to conserve funds. Given the significant economic uncertainty and volatility created by the pandemic, it is difficult to predict the nature and extent of impacts on demand for our products. These expectations are subject to change without warning.

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

The degree to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including how quickly and to what extent normal economic and operating conditions can resume. We are similarly unable to predict the degree to which the pandemic impacts our customers, suppliers, vendors, and other partners, and their financial conditions, but a material effect on these parties could also adversely affect us. As mentioned above, factory lockdowns in China materially and adversely affected our manufacturing partners and component suppliers in that area, which in turn materially and adversely affected our supply chain and our operating results. Our main distribution partner in Southern California has had several incidents of workers at its facility testing positive for COVID-19, forcing the facility to close temporarily. Along the same lines, Amazon, one of our largest retail customers, shut down six warehouses in France in April 2021 due to a labor dispute with workers who alleged that Amazon was not doing enough to protect them from the ongoing COVID-19 pandemic. The impact of COVID-19 can also exacerbate other risks discussed above and below, which could in turn have a material adverse effect on us. Developments related to COVID-19 have been rapidly changing, as exemplified by the recent and rapid spread of the Omicron variant and subvariant, and additional impacts and risks may arise that we are not aware of or able to appropriately respond to currently. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

* We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, which has been further exacerbated by the war in Ukraine, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we are currently experiencing chipset shortages for some of our switching products from two of our semiconductor suppliers who do not have enough wafer capacity to satisfy our demand, and this shortage may continue for the next several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for automobiles has increased significantly over the last two years, our supplier of micro controller units, which are used in both automobile production and our power over ethernet switches, has been forced to prioritize supply to the automobile industry, leaving us short of supply on these key components and affecting our ability to produce enough power over ethernet switches to meet our forecasted demand in a timely manner. This has resulted in our ODM Partners re-designing our products to accept second source components which provide more flexibility but increases the overall cost. In the third quarter of 2021, Taiwan Semiconductor Manufacturing Company announced price increases of 10-20% on its chips, which has led to some of our chip suppliers correspondingly increasing the cost of their chips to us. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. For example, we are currently experiencing price increases with certain suppliers and manufacturing partners and are negotiating price increases with certain other suppliers and manufacturing partners. This will affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic and geopolitical conditions. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic and geopolitical unrest, could lead to eventual shortages of necessary components sourced from impacted regions. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease”, we believe that continued COVID-19 related lockdowns in China constitutes our biggest risk for the remainder of 2022, due to the large concentration of electrical and mechanical components that go into our products that are manufactured there. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand and purchase orders, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as WiFi chipsets, switching fabric chips, physical layer transceivers, and logic, power, analog and RF chipsets. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. Historically, the cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur, which could be material. Beginning in fiscal year 2020, we experienced an elongation of the time from order placement to production primarily due to increased demand and the resulting component shortages and supply chain disruption brought about by the continued COVID-19 pandemic. We have responded by extending our ordering horizon to as long as 18 months. As a result, our exposure to the foregoing risks is greater and our potential liability for losses is greater relative to our more typical ordering horizon of up to 6 to 9 months.

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply related to the COVID-19 induced lockdowns in Shenzhen, China and Shanghai, China have and are currently limiting our ability to supply all the worldwide demand for our SMB switch products, and our revenue and profitability has been and will continue to be affected. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

* If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products.

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, demand for our Connected Home products for the first quarter of 2022 turned out to be lower than we previously forecast, and resulted in our revenue for the first quarter of 2022 to come in lower than expected, as our channel partners in the U.S. are expected to replenish inventory slower than they sell it through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned above in the risk factors “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and net revenue and our gross margin could decrease” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we are currently experiencing increased freight costs and component costs, and provided notice of price increases to our customers that became effective during the first quarter of 2022 which may impact end user demand for our products and place us at a disadvantage to our competitors. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. Similarly, we sell products and services directly to consumers from our own e-commerce platforms and expect these revenues to grow proportionate to overall revenue. Some of our customers, such as Amazon and Best Buy, may consider this to be competitive with their own businesses, which could negatively influence their purchasing decisions with respect to our products. In addition, unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, the unexpected need of many of our retail customers to close their physical locations due to the pandemic forced them to rapidly shift to online methods of selling products, and Amazon, one of our largest retail customers, shut down six warehouses in France in April 2021 due to a labor dispute with workers who alleged that Amazon was not doing enough to protect them from the ongoing COVID-19 pandemic. This shift may have a longer-term impact on the inventory levels these customers choose to carry. Also, during the COVID-19 pandemic, some channel partners have prioritized the sale and delivery of other categories of products ahead of ours. Further, we believe the COVID-19 pandemic has led to an acceleration of the shift to a greater percentage of products being bought and sold online. If we are unable to adjust to this shift, this may lead to lower market share and lower revenues for us, and our net revenue and operating results could be harmed.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Minim (owned by Motorola), Nest (owned by Google), Samsung, Synology and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Fortinet, Hewlett-Packard Enterprise, Palo Alto Networks, QNAP Systems, SonicWall, Synology, TP-Link, Ubiquiti and WatchGuard. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who sell and attempt to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, in the past certain network security companies such as Symantec have introduced security routers for the home consumer market to compete with us and we believe that other network security companies may also seek to do the same. Price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope, Eero by Amazon and Linksys by Foxconn. Additionally, in the case of Linksys, Foxconn is one of our main third-party manufacturing partners, which presents an additional risk if Foxconn decides to prioritize its interest in Linksys over its relationship with us. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

* Changes in trade policy in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

The prior U.S. administration altered the approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States. We worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. There is no indication at this time that the current administration will amend or reverse the tariff policies enacted by the prior administration. In addition, in response to Russia’s invasion of Ukraine, the current administration has imposed new trade sanctions on Russia and Russia has responded with export bans. These efforts are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the first quarter of fiscal 2022 and approximately 35% of overall net revenue in fiscal 2021. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations;
•	political and economic instability, such as between Russia/Ukraine and China/Taiwan, international terrorism and anti-American sentiment, particularly in emerging markets;
•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;
•	preference for locally branded products, and laws and business practices favoring local competition;
•

changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher U.S. tariffs on certain imported products implemented by the U.S.);

•	consequences of, and uncertainty related to, the “BREXIT” deal by the United Kingdom and the current transition, which could lead to additional expense and complexity in doing business there;
•	increased difficulty in managing inventory;
•	delayed revenue recognition;
•	unpredictable judicial systems, which may unfairly favor domestic plaintiffs over foreign corporations, or which may more easily impose harsher penalties such as import injunctions;
•	less effective protection of intellectual property;

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, climate change, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. For example, in late August 2021, heavy rains caused our manufacturer in Thailand to become flooded and created a one-month delay in manufacturing and required us to move some non-U.S. manufacturing back to China. Moreover, the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods, most recently in Southeast Asia and in particular northern Vietnam and Thailand, where a significant portion of our products are manufactured. In December 2021, one of our manufacturers had to shut down its factory in Haiphong, Vietnam due to a COVID-19 outbreak and when it reopened one week later, had to operate with less than a quarter of its staff. This led to a material loss of revenue in the fourth quarter of 2021. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third-party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. For example, we are currently experiencing price increases with certain of our manufacturing partners, and are negotiating price increases with certain other of our manufacturing partners. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

•

geopolitical disruption, including sudden changes in immigration policies and economic sanctions, leading to disruption in our workforce or delay or even stoppage of our operations in manufacturing, transportation, technical support and research and development;

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

* We invest in companies for both strategic and financial reasons, but may not realize a return on our investments.

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on investments. In the first quarter of 2022, we recognized a net investment loss of $0.5 million on our privately held investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Risks Related to Our Products, Technology and Intellectual Property

* Product security vulnerabilities, system security risks, data protection breaches and cyber-attacks could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

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

In addition, we offer a comprehensive online cloud management service paired with a number of our products. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business would be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. In addition, we make our products available for purchase directly by consumers through our website. We rely on third-party providers for a number of critical aspects of our cloud services, e-commerce site and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. As a result of the COVID-19 pandemic, discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, most of our major offices worldwide have enacted shelter-in-place measures, with employees working from home or engaging in hybrid work. These working from home arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure home office data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders. This could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many countries and jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, has required us to expend significant time and resources to prepare for compliance. Data Protection Authorities in Europe have begun to aggressively enforce the GDPR and have issued heavy fines for non-compliance against a broad range of companies. The State of California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. On November 3, 2020, California passed the California Privacy Rights Act (“CPRA”), which will become effective on January 1, 2023. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CPRA amends and augments the CCPA by expanding the rights of individuals and the obligations of businesses that handle personal data. California’s privacy framework exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. The CCPA and CPRA will likely increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, and other states are beginning to pass similar laws.

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

Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. Likewise, we expect that there will continue to be new proposed laws, regulations and industry standards relating to privacy and data protection in the United States, the European Union and other jurisdictions, such as the CCPA. We cannot presently determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

Financial, Legal, Regulatory and Tax Compliance Risks

* We are currently involved in numerous litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, consumer class actions and securities class actions, any of which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. Recently, a third party initiated litigation against us in Germany, which carries with it the threat of an injunction on the importation of our products into Germany, as well as a significant increase in time and resources to defend against. In addition, several third party non practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, thus far we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, along with Arlo Technologies and individuals and underwriters involved in Arlo’s initial public offering, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

* Changes in tax laws or exposure to additional income tax liabilities could affect our future profitability.

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

The Company’s U.S. federal tax return and payroll taxes for our fiscal years ended December 31, 2018 and December 31, 2019 are currently under examination by the IRS. We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

* We may be exposed to claims and liabilities as a result of the distribution of Arlo shares to our stockholders.

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

*If our goodwill and intangible assets become impaired, we may be required to record a significant charge to earnings.

Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill and intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, during the first quarter of 2022, the market price of our common stock and market capitalization declined and the U.S. WiFi market contracted, which had a significant negative impact on our Connected Home business. As a result, we recognized an impairment charge to our Connected Home reporting unit in the first quarter of 2022. We have not recognized any goodwill impairment charge on our SMB reporting unit. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill and intangible assets be determined on our SMB reporting unit, resulting in an adverse impact on our results of operations.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. As also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the COVID-19 pandemic continues to significantly increase economic and demand uncertainty. The current severe economic slowdown resulting from the pandemic, together with other macroeconomic and geopolitical factors, may lead to a global recession. Adverse changes in economic conditions, including as a result of the pandemic, can significantly harm demand for our products (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions.

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

In the recent past, various regions worldwide have experienced slow economic growth. In addition, current geopolitical challenges in China, Ukraine and Russia, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, Asia, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. For example, during the second half of 2019, our APAC sales were dampened by a sudden economic downturn in the China/Hong Kong region due to the escalating trade war, Yuan depreciation and the unstable sociopolitical situation in Hong Kong. These same factors have also negatively impacted financial institutions on which we rely, which could further disrupt our business in the region or limit our ability to access certain assets. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. In the United States, the Federal Reserve approved its first interest rate increase in more than three years and signaled potentially more interest rates hikes to counteract rising inflation. Should the European Union or United States monetary policy measures be insufficient to restore confidence and stability to the financial markets or should there be additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us.

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

* Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.

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

In addition, health epidemics, war, terrorism, geopolitical uncertainties, social and economic instability, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China enacted by the previous U.S. administration or U.S. sanctions against Russia as a result of the Russia-Ukraine dispute), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control, including the COVID-19 pandemic and related government lockdowns discussed further in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate the severe economic downturn resulting from the COVID-19 pandemic;
•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1, 2022 - January 30, 2022	—	—	—	3.5
January 31, 2022 - February 27, 2022	359,211	$26.64	317,798	3.2
February 28, 2022 - April 3, 2022	40,595	$26.35	36,100	3.1
Total	399,806	$26.61	353,898

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.

(2)

During the three months ended April 3, 2022, we repurchased and retired, reported based on trade date, approximately 46,000 shares of common stock at a cost of approximately $1.3 million to facilitate tax withholding for RSUs.

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

Date: May 6, 2022