Form 10-Q
period 2022-07-03
NETGEAR, INC.
filed 2022-08-05
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 3, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,733,975 as of July 29, 2022.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 3, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$149,049	$263,772
Short-term investments	101,088	7,744
Accounts receivable, net of allowance for doubtful accounts of $397 and $399 as of July 3, 2022, and December 31, 2021, respectively	217,873	261,158
Inventories	300,796	315,667
Prepaid expenses and other current assets	30,698	34,752
Total current assets	799,504	883,093
Property and equipment, net	11,592	13,335
Operating lease right-of-use assets	39,703	23,176
Intangibles, net	1,586	1,856
Goodwill	36,279	80,721
Other non-current assets	86,868	76,350
Total assets	$975,532	$1,078,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69,806	$73,729
Accrued employee compensation	21,767	24,704
Other accrued liabilities	194,099	224,584
Deferred revenue	18,398	16,500
Income taxes payable	1,092	1,528
Total current liabilities	305,162	341,045
Non-current income taxes payable	16,709	18,990
Non-current operating lease liabilities	34,230	18,569
Other non-current liabilities	3,202	3,112
Total liabilities	359,303	381,716
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	936,424	923,228
Accumulated other comprehensive income	69	149
Accumulated deficit	(320,293)	(226,591)
Total stockholders’ equity	616,229	696,815
Total liabilities and stockholders’ equity	$975,532	$1,078,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net revenue	$223,224	$308,811	$433,782	$626,736
Cost of revenue	161,803	215,455	313,458	422,439
Gross profit	61,421	93,356	120,324	204,297
Operating expenses:
Research and development	22,205	22,586	46,026	46,415
Sales and marketing	34,546	35,740	70,132	73,555
General and administrative	14,147	15,623	27,749	31,028
Goodwill impairment charge	—	—	44,442	—
Other operating expenses (income), net	573	(2,097)	570	468
Total operating expenses	71,471	71,852	188,919	151,466
Income (loss) from operations	(10,050)	21,504	(68,595)	52,831
Other income (expenses), net	(820)	699	(1,802)	147
Income (loss) before income taxes	(10,870)	22,203	(70,397)	52,978
Provision for (benefit from) income taxes	(2,336)	4,369	(4,653)	12,184
Net income (loss)	$(8,534)	$17,834	$(65,744)	$40,794

Net income (loss) per share
Basic	$(0.30)	$0.58	$(2.26)	$1.33
Diluted	$(0.30)	$0.57	$(2.26)	$1.29
Weighted average shares used to compute net income (loss) per share:
Basic	28,891	30,574	29,114	30,614
Diluted	28,891	31,464	29,114	31,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net income (loss)	$(8,534)	$17,834	$(65,744)	$40,794
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(151)	87	(106)	134
Change in unrealized gains and losses on available-for-sale investments	61	—	12	—
Other comprehensive income (loss), before tax	(90)	87	(94)	134
Tax benefit (provision) related to derivatives	18	(11)	17	(17)
Tax provision related to available-for-sale investments	(15)	—	(3)	—
Other comprehensive income (loss), net of tax	(87)	76	(80)	117
Comprehensive income (loss)	$(8,621)	$17,910	$(65,824)	$40,911

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	44	—	44
Net loss	—	—	—	—	(57,210)	(57,210)
Stock-based compensation	—	—	4,697	—	—	4,697
Repurchase of common stock	(354)	—	—	—	(9,377)	(9,377)
Restricted stock unit withholdings	(46)	—	—	—	(1,262)	(1,262)
Issuance of common stock under stock-based compensation plans	275	—	3,351	—	—	3,351
Balance as of April 3, 2022	29,161	29	931,276	156	(294,440)	637,021
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	46	—	46
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(8,534)	(8,534)
Stock-based compensation	—	—	5,129	—	—	5,129
Repurchase of common stock	(678)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(107)	—	—	—	(2,319)	(2,319)
Issuance of common stock under stock-based compensation plans	356	—	19	—	—	19
Balance as of July 3, 2022	28,732	$29	$936,424	$69	$(320,293)	$616,229

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	41	—	41
Net Income	—	—	—	—	22,960	22,960
Stock-based compensation	—	—	6,960	—	—	6,960
Restricted stock unit withholdings	(48)	—	—	—	(1,964)	(1,964)
Issuance of common stock under stock-based compensation plans	407	1	7,041	—	—	7,042
Balance as of March 28, 2021	30,758	31	896,710	6	(172,324)	724,423
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	76	—	76
Net income	—	—	—	—	17,834	17,834
Stock-based compensation	—	—	6,902	—	—	6,902
Repurchase of common stock	(654)	—	—	—	(24,999)	(24,999)
Restricted stock unit withholdings	(106)	—	—	—	(3,951)	(3,951)
Issuance of common stock under stock-based compensation plans	497	—	2,715	—	—	2,715
Balance as of June 27, 2021	30,495	$31	$906,327	$82	$(183,440)	$723,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 3, 2022	June 27, 2021
Cash flows from operating activities:
Net income (loss)	$(65,744)	$40,794
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,398	7,881
Stock-based compensation	9,826	13,862
Loss on investments, net	593	8
Goodwill impairment	44,442	—
Change in fair value of contingent consideration	—	(3,003)
Deferred income taxes	(10,862)	7,083
Provision for excess and obsolete inventory	2,561	2,255
Changes in assets and liabilities:
Accounts receivable, net	43,285	46,455
Inventories	12,310	(81,907)
Prepaid expenses and other assets	4,920	(4,367)
Accounts payable	(5,322)	(20,477)
Accrued employee compensation	(2,937)	(2,291)
Other accrued liabilities	(31,299)	4,760
Deferred revenue	1,992	1,859
Income taxes payable	(2,717)	(4,402)
Net cash provided by operating activities	6,446	8,510
Cash flows from investing activities:
Purchases of short-term investments	(114,631)	(152)
Proceeds from maturities of short-term investments	20,417	165
Purchases of property and equipment	(2,037)	(4,556)
Purchases of long-term investments	(330)	(340)
Net cash used in investing activities	(96,581)	(4,883)
Cash flows from financing activities:
Repurchases of common stock	(24,377)	(24,999)
Restricted stock unit withholdings	(3,581)	(5,915)
Proceeds from exercise of stock options	612	6,863
Proceeds from issuance of common stock under employee stock purchase plan	2,758	2,905
Net cash used in financing activities	(24,588)	(21,146)
Net increase (decrease) in cash and cash equivalents	(114,723)	(17,519)
Cash and cash equivalents, at beginning of period	263,772	346,460
Cash and cash equivalents, at end of period	$149,049	$328,941
Supplemental Cash Flow Information:
Unpaid property and equipment	$1,875	$1,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2021, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income (loss), stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

COVID-19 Pandemic

The COVID-19 pandemic continues to have widespread, rapidly evolving, unpredictable impacts on global economies, including inflation, supply chain disruption, as well as work force participation, while significantly increasing volatility and disruption in financial markets. The pandemic continues to impact the Company’s supply chain in its ability to timely procure finished goods due to material shortages and freight capacity, its workforce, and the operations of its customers, and has led to meaningfully increased costs of freight transportation and increased material and component costs for its products. Continued and extended periods of global supply chain, workforce availability and economic disruption could continue to significantly affect the Company’s business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus and makes it difficult to reasonably estimate the impact of the COVID-19 pandemic on the Company’s business operations.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended July 3, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.
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

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, which are primarily from hardware and, to a lesser extent, subscription and support services, as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced.

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of July 3, 2022:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$186,110	$1,876	$1,534	$189,520

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	July 3, 2022	December 31, 2021
Accounts receivable, net	Accounts receivable, net	$217,873	$261,158
Contract liabilities - current	Deferred revenue	$18,398	$16,500
Contract liabilities - non-current	Other non-current liabilities	$3,195	$3,100

The difference in the balances of the Company's contract assets and liabilities as of July 3, 2022 and December 31, 2021, primarily results from the timing difference between the Company's performance and the customer’s payment.

During the six months ended July 3, 2022, $17.8 million of revenue was deferred primarily due to remaining performance obligations for service contracts, $15.9 million of revenue was recognized for the satisfaction of performance obligations and $11.3 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	July 3, 2022			June 27, 2021
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$99,857	$44,170	$144,027	$177,703	$34,931	$212,634
EMEA	12,667	32,284	44,951	32,549	29,223	61,772
APAC	16,340	17,906	34,246	19,611	14,794	34,405
Total	$128,864	$94,360	$223,224	$229,863	$78,948	$308,811
Sales channels:
Service provider	$33,975	$1,615	$35,590	$35,391	$522	$35,913
Non-service provider	94,889	92,745	187,634	194,472	78,426	272,898
Total	$128,864	$94,360	$223,224	$229,863	$78,948	$308,811

	Six Months Ended
	July 3, 2022			June 27, 2021

(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$207,204	$81,472	$288,676	$364,120	$67,664	$431,784
EMEA	21,685	60,131	81,816	63,722	59,140	122,862
APAC	30,317	32,973	63,290	42,939	29,151	72,090
Total	$259,206	$174,576	$433,782	$470,781	$155,955	$626,736
Sales channels:
Service provider	$52,096	$2,344	$54,440	$57,629	$1,321	$58,950
Non-service provider	207,110	172,232	379,342	413,152	154,634	567,786
Total	$259,206	$174,576	$433,782	$470,781	$155,955	$626,736

(1)No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of July 3, 2022, and December 31, 2021, were as follows:

	July 3, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$94,506	$12	$—	$94,518
Convertible debt (1)	518	—	—	518
Certificates of deposit	6	—	—	6
Total	$95,030	$12	$—	$95,042

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate equity securities	$751	$—	$—	$751
Convertible debt (1)	518	—	—	518
Certificates of deposit	6	—	—	6
Total	$1,275	$—	$—	$1,275

(1)$172,000 included in Short-term investments and $346,000 included in Other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of July 3, 2022, and December 31, 2021, respectively.

The contractual maturities on the U.S. treasury securities as of July 3, 2022, are all due within one year. Accrued interest receivable as of July 3, 2022, was $0.2 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The Company had no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2021. In the three and six months ended July 3, 2022, and June 27, 2021, no unrealized losses on available-for-sale securities were recognized in income. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	July 3, 2022	December 31, 2021
Raw materials	$9,158	$12,269
Finished goods	291,638	303,398
Total	$300,796	$315,667

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.1 million and $2.6 million for the three and six months ended July 3, 2022, respectively, and $1.1 million and $2.3 million for the three and six months ended June 27, 2021, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	July 3, 2022	December 31, 2021
Computer equipment	$10,055	$9,979
Furniture, fixtures, and leasehold improvements	18,334	18,364
Software	30,505	30,280
Machinery and equipment	77,846	75,559
Total property and equipment, gross	136,740	134,182
Accumulated depreciation	(125,148)	(120,847)
Total	$11,592	$13,335

Intangibles, net

	July 3, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,477)	$1,322	$59,799	$(58,263)	$1,536
Other	10,345	(10,081)	264	10,345	(10,025)	320
Total	$70,144	$(68,558)	$1,586	$70,144	$(68,288)	$1,856

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Amortization of purchased intangibles was $0.2 million and $0.3 million for the three and six months ended July 3, 2022, respectively, and $0.2 million and $1.7 million for the three and six months ended June 27, 2021, respectively. During the three months ended April 3, 2022, the Company identified a triggering event for assessing impairment of the intangibles (Refer to below “Goodwill” for details of the triggering event). The Company performed a recoverability test of its intangibles and determined that the carrying amount of such assets was recoverable. No impairment of the intangibles was recognized in the three and six months ended July 3, 2022 and June 27, 2021.

Goodwill

(In thousands)	Connected Home	SMB	Total
As of December 31, 2021	$44,442	$36,279	$80,721
Goodwill impairment charge	(44,442)	—	(44,442)
As of July 3, 2022	$—	$36,279	$36,279

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

Other non-current assets

(In thousands)	July 3, 2022	December 31, 2021
Non-current deferred income taxes	$74,674	$63,795
Long-term investments	7,772	7,575
Other	4,422	4,980
Total	$86,868	$76,350

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term equity investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021
Carrying value as of the beginning of the period (1)	$6,303	$7,758
Additions from purchase of investments	—	340
Impairment	(250)	—
Carrying value as of the end of the period (1)	$6,053	$8,098

(1)The balances excluded an investment in limited partnership funds of $1.4 million as of July 3, 2022, $0.6 million as of June 27, 2021, $0.9 million as of December 31, 2021, and $0.6 million as of December 31, 2020. Additionally, the balance excluded an investment in convertible debt securities of $0.3 million as of July 3, 2022, $1.3 million as of June 27, 2021, and $0.3 million as of December 31, 2021.

For equity investments without readily determinable fair values as of July 3, 2022, the cumulative downward adjustments for price changes and impairment was $8.7 million and cumulative upward adjustments for price changes was $0.4 million.

Other accrued liabilities

(In thousands)	July 3, 2022	December 31, 2021
Current operating lease liabilities	$9,337	$9,220
Sales and marketing	87,403	104,549
Warranty obligations	6,523	6,861
Sales returns(1)	41,893	42,869
Freight and duty	9,348	22,126
Other	39,595	38,959
Total	$194,099	$224,584

(1)Inventory expected to be received from future sales returns amounted to $20.4 million and $21.8 million as of July 3, 2022 and December 31, 2021, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $10.6 million and $13.2 million as of July 3, 2022, and December 31, 2021, respectively.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	July 3, 2022	December 31, 2021	Location	July 3, 2022	December 31, 2021
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$1,354	$1,214	Other accrued liabilities	$145	$321
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	84	158	Other accrued liabilities	16	23
Total		$1,438	$1,372		$161	$344

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Numerator:
Net income (loss)	$(8,534)	$17,834	$(65,744)	$40,794

Denominator:
Weighted average common shares - basic	28,891	30,574	29,114	30,614
Potentially dilutive common share equivalent	—	890	—	1,034
Weighted average common shares - dilutive	28,891	31,464	29,114	31,648

Basic net income (loss) per share	$(0.30)	$0.58	$(2.26)	$1.33
Diluted net income (loss) per share	$(0.30)	$0.57	$(2.26)	$1.29

Anti-dilutive employee stock-based awards, excluded	2,152	348	1,557	347

Note 7. Income Taxes

The income tax benefit for the three and six months ended July 3, 2022 was $(2.3) million, or an effective tax rate of 21.5%, and $(4.7) million, or an effective tax rate of 6.6%, respectively. The income tax provision for the three and six months ended June 27, 2021 was $4.4 million, or an effective tax rate of 19.7%, and $12.2 million, or an effective tax rate of

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

23.0%, respectively. The changes in taxes for the three and six months ended July 3, 2022, compared to the prior year periods, were primarily due to pre-tax losses recorded. The tax benefits for the three and six months ended July 3, 2022 were partially offset by the tax impact of a goodwill impairment that is not deductible for tax purposes. For the three and six months ended June 27, 2021, tax expense was partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.4 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination by the U.S. Internal Revenue Service for its fiscal year ended December 31, 2018 as well as other state, local and foreign jurisdictions for different years.

On March 11, 2021, the American Rescue Plan Act of 2021, also known as the COVID-19 Stimulus Package, was signed into law. The provisions of the American Rescue Plan do not have a material impact on income taxes or liquidity in the current year.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of July 3, 2022, the Company had approximately $89.3 million, as compared to $94.8 million as of December 31, 2021, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. The Company continues to experience an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. In response, as of July 3, 2022, a further $845.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $1.6 million and $3.0 million for the three and six months ended July 3, 2022, respectively, and $1.6 million and $2.0 million for the three and six months ended June 27, 2021, respectively.

Non-Trade Commitments

As of July 3, 2022, the Company had non-cancellable purchase commitments of $15.8 million pertaining to non-trade activities.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Balance as of beginning of the period	$6,779	$8,176	$6,861	$9,240
Provision for warranty liability made	1,231	798	2,654	1,761
Settlements made	(1,487)	(1,794)	(2,992)	(3,821)
Balance as of the end of the period	$6,523	$7,180	$6,523	$7,180

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

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no 407) and ZL 201810757332.2 (case no. 408) against the Company’s Wifi 6 products. The Company filed jurisdictional challenges in both cases.

On July 4, 2022, the Company filed its Statement of Defense relating to FRAND (Fair, Reasonable and Non-Discriminatory) licensing issues in the German cases. The Company’s technical Statement of Defense is due August 15, 2022.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. During the six months ended July 3, 2022, and June 27, 2021, the Company repurchased, reported based on trade date, approximately 1.0 million and 0.7 million shares of common stock, respectively, at a cost of approximately $24.4 million and $25.0 million, respectively, under the repurchase authorizations. As of July 3, 2022, 2.5 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 153,000 and 154,000 shares of common stock, at a cost of approximately $3.6 million and $5.9 million, during the six months ended July 3, 2022, and June 27, 2021, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income ("AOCI") by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	12	554	(125)	441
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	660	(139)	521
Net current period other comprehensive income (loss)	12	(106)	14	(80)
Balance as of July 3, 2022	$10	$67	$(8)	$69

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	(679)	154	(525)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(813)	171	(642)
Net current period other comprehensive income (loss)	—	134	(17)	117
Balance as of June 27, 2021	$(2)	$92	$(8)	$82

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$327	$(489)	$712	$(952)
Cost of revenue	(3)	1	—	1
Research and development	—	32	(15)	44
Sales and marketing	10	51	(33)	77
General and administrative	2	10	(4)	17
Total before tax	336	(395)	660	(813)
Tax impact	(71)	83	(139)	171
Total, net of tax	$265	$(312)	$521	$(642)

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of July 3, 2022, approximately 0.9 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. In April 2022, the Company approved an amendment to the 2003 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for sale under the Purchase Plan by 1,000,000 shares to a total of 3,000,000 shares. As of July 3, 2022, approximately 1.1 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2021	912	$30.19
Exercised	(31)	$20.02
Expired	(1)	$21.86
Outstanding as of July 3, 2022	880	$30.55

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	1,555	$33.86
Granted	802	$22.22
Vested	(481)	$34.82
Cancelled	(85)	$31.76
Outstanding as of July 3, 2022	1,791	$28.49

Performance Shares Activity

In July 2020, July 2021 and April 2022, the Company's executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	293	$33.07
Granted	145	$22.37
Vested	—	—
Cancelled	—	—
Outstanding as of July 3, 2022	438	$29.34

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Cost of revenue	$358	$362	$744	$1,196
Research and development	1,095	1,272	2,182	2,418
Sales and marketing	1,570	1,953	3,026	3,733
General and administrative	2,106	3,315	3,874	6,515
Total	$5,129	$6,902	$9,826	$13,862

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of July 3, 2022, $0.6 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 1.0 years and $45.6 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.7 years.

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

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, change in fair value of contingent consideration, goodwill impairment charge, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
Net Revenue:
Connected Home	$128,864	$229,863	$259,206	$470,781
SMB	94,360	78,948	174,576	155,955
Total net revenue	$223,224	$308,811	$433,782	$626,736

Contribution Income (loss):
Connected Home	$(546)	$31,328	$(2,521)	$78,631
Contribution margin	(0.4)%	13.6%	(1.0)%	16.7%
SMB	$16,665	$16,410	$30,161	$32,694
Contribution margin	17.7%	20.8%	17.3%	21.0%
Total segment contribution income	$16,119	$47,738	$27,640	$111,325
Corporate and unallocated costs	(20,339)	(21,251)	(41,140)	(42,541)
Amortization of intangibles (1)	(128)	(178)	(257)	(1,623)
Stock-based compensation expense	(5,129)	(6,902)	(9,826)	(13,862)
Change in fair value of contingent consideration	—	3,003	—	3,003
Goodwill impairment charge	—	—	(44,442)	—
Restructuring and other charges	(573)	(886)	(550)	(3,156)
Litigation reserves, net	—	(20)	(20)	(315)
Other income (expenses), net (2)	(820)	699	(1,802)	147
Income (loss) before income taxes	$(10,870)	$22,203	$(70,397)	$52,978

(1)Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.

(2)Amounts include gain/(loss) on investments, net, of $216,000 and $(303,000) for the three and six months ended July 3, 2022, respectively, and $41,000 and $(8,000) for the three and six months ended June 27, 2021, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $2.3 million and $3.5 million, for the three and six months ended July 3, 2022, respectively, and $(0.4) million and $1.1 million for the three and six months ended June 27, 2021, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021	July 3, 2022	June 27, 2021
United States (U.S.)	$139,275	$205,108	$280,280	$418,726
Americas (excluding U.S.)	4,752	7,526	8,396	13,058
EMEA (1)	44,951	61,772	81,816	122,862
APAC (1)	34,246	34,405	63,290	72,090
Total net revenue	$223,224	$308,811	$433,782	$626,736

(1)No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	July 3, 2022	December 31, 2021
United States (U.S.)	$32,179	$14,564
Americas (excluding U.S.)	3,017	3,283
EMEA	1,449	2,465
Singapore	4,202	4,767
APAC (excluding Singapore) (1)	10,448	11,432
Total	$51,295	$36,511

(1)No individual country, other than disclosed above, represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	July 3, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$14,032	$14,032	$—
Cash equivalents: U.S. treasury securities	94,518	—	94,518
Available-for-sale investments: U.S. treasury securities(1)	12,329	—	12,329
Trading securities: mutual funds(1)	6,391	6,391	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	518	—	518
Foreign currency forward contracts(3)	1,438	—	1,438
Total assets measured at fair value	$129,232	$20,423	$108,809
Liabilities:
Foreign currency forward contracts(4)	$161	$—	$161
Total liabilities measured at fair value	$161	$—	$161

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$108,441	$108,441	$—
Trading securities: mutual funds(1)	6,814	6,814	—
Available-for-sale investments: corporate equity securities(1)	751	751	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	518	—	518
Foreign currency forward contracts(3)	1,372	—	1,372
Total assets measured at fair value	$117,902	$116,006	$1,896
Liabilities:
Foreign currency forward contracts(4)	$344	$—	$344
Total liabilities measured at fair value	$344	$—	$344

(1)Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.

(2)$172,000 included in Short-term investments and $346,000 included in Other non-current assets on the Company’s unaudited condensed consolidated balance sheets as of July 3, 2022 and December 31, 2021, respectively.

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

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products that connect people, power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our strategy focuses on being the leader of the premium WiFi consumer market, and to serve the market with high-performance, secure, and dependable products and services. We believe our targeted customers value speed, connectivity, and the security of their network. Our strategy is to create and grow the higher price points of the consumer networking market, where we believe competition is less intense and consumers are less price sensitive, offering the possibility to upsell our subscription services and higher margin products. Our goal is to enable people to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers that enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. We keep people connected through product and service offerings, including ultra-premium Orbi Mesh WiFi systems, high-performance Nighthawk routers, high-speed cable modems, 5G mobile wireless products, cloud-based subscription services for network management and security, smart networking products and Video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 6, WiFi 6E, 5G, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Fnac Darty (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com (worldwide), Newegg.com (U.S.), JD.com, Alibaba (China) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the three months ended July 3, 2022, our net revenue decreased by $85.6 million compared to the prior year period. The decrease was primarily driven by the retail portion of our Connected Home segment, which saw net revenue decline by $99.6 million, mainly driven by a combination of elevated prior year sales to replenish depleted channel inventories and demand receding to just below pre-pandemic levels of 2019. Despite the decline, with improved supply availability, we saw positive growth trends in 5G mobile hotspots and super-premium WiFi mesh products of our Connected Home segment, as well in our Pro AV product line of managed switches in our SMB segment. Loss from operations was $10.1 million during the three months ended July 3, 2022, as compared to income from operations of $21.5 million in the prior year period. The decline in net revenue resulted in a $31.9 million reduction in gross profit.

Geographically, net revenue decreased across all three regions during the three months ended July 3, 2022, compared to the prior year period. Net revenue from Connected Home across all three regions declined, partially offset by increases in net revenue from SMB across all three regions, compared to the prior year period.

COVID-19 Pandemic Update

The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global economies, inflation, supply chains, work force participation, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. Since the onset of the pandemic, we have taken actions by directing most of our worldwide workforce to work from home, allowing only critical business travel, and replacing in-person events with digital events. In addition, as COVID-19 restrictions have eased in some jurisdictions, some of our offices, including our San Jose headquarters, have transitioned to hybrid work allowing employees to work in the office on an as-needed basis. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

The COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. As a result of the ongoing pandemic, our supply chain partners are limited by production capacity, constrained by material availability, factory uptime and freight capacity, resulting in elongated lead times for some of our key components, impeding our ability to accurately forecast and to capitalize fully on end market demand. In the first fiscal quarter of 2022, COVID-19 induced lockdowns in China impacted supply of components to our supply chain partners, constraining our ability to deliver meaningfully higher net revenue for our SMB products. We expect supply chain constraints to improve but continue to exist for the foreseeable future, impacting our ability to fulfill SMB product demand and limiting availability of certain Connected Home products. Supply chain constraints have brought about a meaningful increase in the cost of sea transportation, while we have increased our reliance on airfreight transportation to secure supply to offset lengthening sea transit times. However, in the second quarter of 2022, we began to see a positive downward trend on the cost per container to move goods via sea. Additionally, shortages for materials and components have resulted in increased acquisition costs for our products.

We anticipate net revenue for Connected Home products sold through the retail channel to rise in the second half of 2022 relative to the first half of 2022, along with net revenue for the SMB segment and from the service provider channel. Our super-premium mesh systems and 5G mobile hotspots in the Connected Home segment, Pro AV products in the SMB segment, and our suite of subscription services in both Connected Home and SMB segments are expected to drive our revenue growth. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 6E, WiFi 6, 5G and audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams. While we have been able to manage through most of the COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Six Months Ended
(In thousands, except percentage data)	July 3, 2022		June 27, 2021		July 3, 2022		June 27, 2021
Net revenue	$223,224	100.0%	$308,811	100.0%	$433,782	100.0%	$626,736	100.0%
Cost of revenue	161,803	72.5%	215,455	69.8%	313,458	72.3%	422,439	67.4%
Gross profit	61,421	27.5%	93,356	30.2%	120,324	27.7%	204,297	32.6%
Operating expenses:
Research and development	22,205	9.9%	22,586	7.3%	46,026	10.6%	46,415	7.4%
Sales and marketing	34,546	15.5%	35,740	11.5%	70,132	16.2%	73,555	11.7%
General and administrative	14,147	6.3%	15,623	5.1%	27,749	6.4%	31,028	5.0%
Goodwill impairment charge	—	—%	—	—%	44,442	10.2%	—	—%
Other operating expenses (income), net	573	0.3%	(2,097)	(0.7)%	570	0.1%	468	0.1%
Total operating expenses	71,471	32.0%	71,852	23.2%	188,919	43.5%	151,466	24.2%
Income (loss) from operations	(10,050)	(4.5)%	21,504	7.0%	(68,595)	(15.8)%	52,831	8.4%
Other income (expenses), net	(820)	(0.4)%	699	0.2%	(1,802)	(0.4)%	147	0.1%
Income (loss) before income taxes	(10,870)	(4.9)%	22,203	7.2%	(70,397)	(16.2)%	52,978	8.5%
Provision for (benefit from) income taxes	(2,336)	(1.1)%	4,369	1.4%	(4,653)	(1.0)%	12,184	2.0%
Net income (loss)	$(8,534)	(3.8)%	$17,834	5.8%	$(65,744)	(15.2)%	$40,794	6.5%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Americas	$144,027	(32.3)%	$212,634	$288,676	(33.1)%	$431,784
Percentage of net revenue	64.5%		68.9%	66.5%		68.9%
EMEA	$44,951	(27.2)%	$61,772	$81,816	(33.4)%	$122,862
Percentage of net revenue	20.1%		20.0%	18.9%		19.6%
APAC	$34,246	(0.5)%	$34,405	$63,290	(12.2)%	$72,090
Percentage of net revenue	15.3%		11.1%	14.6%		11.5%
Total net revenue	$223,224	(27.7)%	$308,811	$433,782	(30.8)%	$626,736

Americas

Net revenue in Americas decreased in the three and six months ended July 3, 2022, primarily due to the performance of our Connected Home segment, which experienced declines in net revenue of 43.8% and 43.1%, respectively, compared to the prior year periods. The pandemic-induced demand resulting from continued work and schooling from home mandates remained elevated in the first half of 2021, while market demand in the first half of 2022 receded to just below pre-pandemic levels of 2019. The declines in Connected Home performance were partially offset by strong demand for our SMB products, in spite of supply chain challenges, with net revenue in the three and six months ended July 3, 2022, increasing by 26.4% and 20.4%, respectively, compared to the prior year periods.

EMEA

Net revenue in EMEA decreased in the three and six months ended July 3, 2022, compared to the prior year periods, as pandemic driven demand across the Connected Home segment receded, noting declines of 61.1% and 66.0%, respectively, which were partially offset by increases of 10.5% and 1.7%, respectively, in SMB net revenue.

APAC

Net revenue in APAC remained relatively consistent for the three months ended July 3, 2022, while decreasing for the six months ended July 3, 2022, compared to the prior year periods. Decreases in net revenue for the three and six months ended July 3, 2022 from Connected Home were experienced across all product categories, partially offset by increases in net revenue from SMB, mainly attributable to strong performance of managed switch and wireless products.

For further discussions specific to our Connected Home and SMB business, refer to the "Segment Information" section below.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-

downs for excess and obsolete inventory; amortization of certain acquired intangibles and software development costs; and costs attributable to the provision of service offerings.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Cost of revenue	$161,803	(24.9)%	$215,455	$313,458	(25.8)%	$422,439
Gross margin percentage	27.5%		30.2%	27.7%		32.6%

Our overall gross margin decreased for the three and six months ended July 3, 2022, compared to the prior year periods, primarily due to increased product acquisition costs, partially offset by improved product mix, with SMB net revenue representing a higher proportion of net revenue as compared to the prior year periods.

We expect gross margin percentage for the second half of 2022 to improve compared to the first half of 2022. Over the past year and a half, we experienced meaningful increases in the cost of materials and components for our products. After twelve months of continuous increase in sea freight transportation costs, in the second quarter of 2022, we began to see a positive downward trend. In the first quarter of 2022, we selectively increased the price of our products, and then again in the second quarter for certain SMB products, to offset increased costs. For the remainder of the year, we expect that our reliance on air transportation for SMB products will continue. In addition, we anticipate the cost of sea freight transportation to trend down. We believe that a combination of improved product mix with increased Connected Home and SMB products, higher subscription services and selective price increases will help to deliver improvement to margin performance as the year progresses.

We continue to experience disruptions caused by the pandemic, with partners affected by factory uptime, scarcity of materials and components and limited capacity to transport cargo via sea and air. In the first half of 2022, pandemic-induced lockdowns in China disrupted supply of components to our manufacturers, limiting our ability to capitalize further on strong demand for our SMB products. If such disruptions become more widespread, they could significantly hamper our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Research and development	$22,205	(1.7)%	$22,586	$46,026	(0.8)%	$46,415

Research and development expenses remained relatively flat for the three and six months ended July 3, 2022, compared to the prior year periods as decreases in personnel-related expenditures of $1.6 million and $2.3 million, respectively, mainly resulting from lower performance-based compensation expense, were mostly offset by increased costs for engineering projects and outside professional services in support of our product development efforts.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to expand our hardware product offerings focused on premium WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch and SMB wireless products. We expect research and development expenses as a percentage of net revenue in the second half of 2022 to decline from the first half of 2022 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Sales and marketing	$34,546	(3.3)%	$35,740	$70,132	(4.7)%	$73,555

Sales and marketing expenses decreased for the three and six months ended July 3, 2022, compared to the prior year periods, primarily attributable to decreases in personnel-related expenditures of $1.5 million and $2.8 million, respectively, mainly due to lower performance-based compensation expenses, and in outside service expenditures of $0.6 million and $1.3 million, respectively, mainly due to lower call center support costs. The decreases were partially offset by increased freight costs of $0.5 million and $1.2 million, respectively. Sales and marketing expenses in the six months ended July 3, 2022 were also favorably impacted by lower amortization of intangibles of $1.3 million.

We expect our sales and marketing expenses as a percentage of net revenue in the second half of 2022 to decline from the first half of 2022 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs.

Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
General and administrative	$14,147	(9.4)%	$15,623	$27,749	(10.6)%	$31,028

The decreases in general and administrative expenses for the three and six months ended July 3, 2022, compared to the prior year periods, were primarily driven by lower personnel-related expenditure of $2.5 million and $4.7 million, respectively, partially offset by increases in legal and professional services fees of $0.8 million and $1.2 million, respectively, mainly associated with patent litigation claims. The declines in the personnel-related expenditures were mainly due to lower performance-based compensation expenses and lower stock-based compensation.

We expect our general and administrative expenses as a percentage of net revenue in the second half of 2022 to decline from the first half of 2022 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill impairment charge

The following table presents goodwill impairment charge for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Goodwill impairment charge	$—	**	$—	$44,442	**	$—

**Percentage change not meaningful.

The increase in goodwill impairment charge for the six months ended July 3, 2022, compared to the prior year period, was due to an impairment charge recognized for the Connected Home segment resulting from an interim goodwill impairment assessment performed, in the first fiscal quarter of 2022. For a detailed discussion of goodwill impairment charge, refer to Note 4, Balance Sheet Components, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Other operating expenses (income), net	$573	**	$(2,097)	$570	21.8%	$468

**Percentage change not meaningful.

The changes in other operating expenses (income), net for the three and six months ended July 3, 2022, compared to the prior year periods, were primarily due to a $3.0 million release of a contingent consideration liability associated with a prior acquisition in the three months ended June 27, 2021, whereas there were no such benefits in the corresponding periods of 2022. Further, we incurred restructuring and other charges of $0.6 million associated with the reorganization of our Connected Home segment in the three months ended July 3, 2022 to better align the cost structure of the business with projected revenue levels, as compared to restructuring and other charges of $0.9 million and $3.2 million in three and six months ended June 27, 2021, respectively, associated with the consolidation of offices in the APAC region and the reorganization of our supply chain function.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Other income (expenses), net	$(820)	**	$699	$(1,802)	**	$147

**Percentage change not meaningful.

The changes in other income (expenses), net for the three and six months ended July 3, 2022, compared to the prior year periods were primarily due to increased net losses on our short-term investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Provision for (benefit from) income taxes	$(2,336)	(153.5)%	$4,369	$(4,653)	(138.2)%	$12,184
Effective tax rate	21.5%		19.7%	6.6%		23.0%

The changes in taxes for the three and six months ended July 3, 2022, compared to the prior year periods, were primarily due to tax benefit recorded on losses during the current periods. These benefits were partially offset by the tax impact of the goodwill impairment that is non-deductible for tax purposes. For the three and six months ended June 27, 2021, higher pre-tax earnings resulted in an increase in tax expenses, which were partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals.

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

Connected Home Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Net revenue	$128,864	(43.9)%	$229,863	$259,206	(44.9)%	$470,781
Percentage of net revenue	57.7%		74.4%	59.8%		75.1%
Contribution income (loss)	$(546)	(101.7)%	$31,328	$(2,521)	(103.2)%	$78,631
Contribution margin	(0.4)%		13.6%	(1.0%)		16.7%

Connected Home net revenue decreased in the three and six months ended July 3, 2022, compared to the prior year periods, mainly due to a contraction of the U.S. consumer WiFi market. The size of the U.S. consumer WiFi market declined as compared to the first half of 2021 when consumers were continuing to purchase WiFi systems at elevated levels due to continued pandemic driven work and schooling from home mandates. In addition, in 2021 sales were supported by increased shipments to replenish depleted channel inventories. The decline in demand was experienced across all product categories in the three and six months ended July 3, 2022. While we saw a decline in demand for home wireless products, compared to the prior year periods, in the six months ended July 3, 2022, we continued to experience growth in our super-premium WiFi 6 mesh systems, as well as revenue growth from our services, and experienced growth in our 5G mobile hotspots. Geographically, we experienced decreases across all three regions in the three and six months ended July 3, 2022, compared to the prior year periods.

Connected Home experienced contribution losses in the three and six months ended July 3, 2022, mainly attributable to lower net revenue and gross margin achievement, contributing to a lack of operating expense leverage. The lower gross margins were primarily driven by component and transit cost increases. In the second quarter of 2022, we did take action to adjust the cost structure of the Connected Home business to align with projected revenue levels. Combined with an expected higher topline, we expect the Connected Home contribution margin to improve in the second half of 2022 as compared to the first half of 2022.

SMB Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 3, 2022	% Change	June 27, 2021	July 3, 2022	% Change	June 27, 2021
Net revenue	$94,360	19.5%	$78,948	$174,576	11.9%	$155,955
Percentage of net revenue	42.3%		25.6%	40.2%		24.9%
Contribution income	$16,665	1.6%	$16,410	$30,161	(7.7)%	$32,694
Contribution margin	17.7%		20.8%	17.3%		21.0%

SMB net revenue increased for the three and six months ended July 3, 2022, compared to the prior year periods, primarily due to record demand for Pro AV product line of managed switches. Geographically, SMB net revenue increased across all three regions in the three and six months ended July 3, 2022, compared to the prior year periods.

         SMB contribution income increased slightly in the three months ended July 3, 2022, while declining in the six months ended July 3, 2022, as compared to the prior year periods. The changes were primarily attributable to increased net revenue and operating expense leverage, while negatively impacted by lower gross margin achievement primarily driven by increased air freight expenditures as a percentage of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of July 3, 2022, we had cash, cash equivalents and short-term investment of $250.1 million, a decrease of $21.4 million from December 31, 2021.

As of July 3, 2022, approximately 29% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Six Months Ended
(In thousands)	July 3, 2022	June 27, 2021
Cash provided by operating activities	$6,446	$8,510
Cash used in investing activities	(96,581)	(4,883)
Cash used in financing activities	(24,588)	(21,146)
Net cash decrease	$(114,723)	$(17,519)

Operating activities

Net cash provided by operating activities decreased by $2.1 million for the six months ended July 3, 2022, compared to the prior year period, primarily due to lower net revenue.

Our accounts payable (excluding payables related to property and equipment) decreased from $73.2 million as of December 31, 2021 to $67.9 million as of July 3, 2022, primarily due to timing of inventory receipts and supplier payments. Inventory decreased from $315.7 million as of December 31, 2021, to $300.8 million as of July 3, 2022, as we work to realign inventory carrying levels with projected demands.

Investing activities

Net cash used in investing activities increased by $91.7 million in the six months ended July 3, 2022, compared to the prior year period, mainly driven by net purchases of short-term investments.

Financing activities

Net cash used in financing activities increased by $3.4 million in the six months ended July 3, 2022, compared to the prior year period, primarily due to lower proceeds from exercise of stock options.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the six months ended July 3, 2022 and June 27, 2021, we repurchased and retired, reported based on trade date, approximately 1.0 million and 0.7 million shares of common stock, respectively, at a cost of approximately $24.4 million and $25.0 million, respectively, under the repurchase authorizations. As of July 3, 2022, approximately 2.5 million shares remained authorized for repurchase under the repurchase program.

We also repurchased and retired, reported based on trade date, approximately 153,000 and 154,000 shares of common stock, respectively, at a cost of approximately $3.6 million and $5.9 million during the six months ended July 3, 2022, and June 27, 2021, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Preserving strong liquidity and generating cash remain paramount as the pandemic and its related supply chain challenges continue to persist. We expect to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of July 3, 2022, from those as of December 31, 2021, disclosed in Part II, Item 7, of our Annual Report.

As of July 3, 2022, we had $89.3 million of purchase obligations which represented non-cancellable inventory-related purchase agreements with suppliers, down from $94.8 million as of December 31, 2021, as we align our procurement with anticipated demand for our products. A further $845.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through November 2027. As of July 3, 2022, we had approximately $47.5 million in non-cancelable operating lease commitments included on the condensed consolidated balance sheet. The amounts presented are consistent with contractual terms and are not expected to differ significantly unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Recent Accounting Pronouncements

Information with respect to this item many be found in Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, which are hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 3, 2022, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and would result in delayed or lost revenue as well as customer-imposed penalties. In addition, if increases in fuel prices occur, our transportation costs would likely increase. For example, the price of oil increased significantly in 2021 and has continued to increase in 2022 due to the war in Ukraine. Similarly, supply chain disruptions such as those described in the preceding paragraph, may lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight have recently increased to at least eight times historical levels and will have a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Just as ocean freight costs have increased due to the aforementioned supply chain disruptions, the cost of air freight has increased, as well, up to five times historical levels and currently still remains high. This significant increase in the cost of both ocean and air freight will continue to severely disrupt our business and harmed our operating results, and in particular, our profitability.

* The COVID-19 pandemic could materially adversely affect our financial condition and results of operations.

The novel strain of the coronavirus (COVID-19) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. These efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and lockdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; the level of vaccination rates; new and potentially more contagious or more dangerous variants of COVID-19, such as the Omicron, the Omicron subvariant BA.5 and other variants and subvariants; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

For example, the COVID-19 outbreak and subsequent lockdowns in Shenzhen, China in the first quarter of 2022 had a disruptive impact on material flow from Southern China to our manufacturers in Vietnam and Thailand. The disruption to the transportation network, including schedule changes and shipping delays, led to a material shortfall in our revenue and profitability in the first quarter of 2022. Further, as the COVID-19 virus continues to spread and evolve to other variants and the availability of vaccines against the COVID-19 virus varies greatly around the world the potential for future lockdowns which may adversely affect our ability to supply products remains a significant risk going forward. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport labor and vehicles, port closures or congestion, and increased border controls or closures, have impacted and may continue to impact our ability to meet demand and could materially adversely affect us. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease”, we have experienced significant increases in the cost of ocean freight and air freight as a result of the pandemic, and we believe that continued pandemic related lockdowns in China constitutes our biggest risk for the remainder of 2022, due to the large concentration of electrical and mechanical components that go into our products that are manufactured there, which would also negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis.

In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we had previously seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we have also seen this increase in demand taper as vaccines have become widely available and consumers return to work or school and the impact of the COVID-19 pandemic subsides, particularly in North America where we derive a substantial portion of our revenue. If this tapering of demand occurs at a more rapid pace than we are forecasting, as happened during the first half of 2022, our revenue, profitability and other financial results could be adversely affected. Unanticipated increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, microcontrollers, power over ethernet chipsets and power integrated circuits, significantly constrains our ability to meet the increased demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically from as low as 8 weeks to up to 52 weeks currently. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. During the second and third fiscal quarters of 2020, we experienced a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold, and during the second fiscal quarter of 2021 and first and second fiscal quarters of 2022, we experienced a softening in demand for our Connected Home products which was below our previous forecasts. If we continue to experience weakened demand in either our Connected Home or SMB business segments that is not in line with our forecasts, our revenue, profitability and other financial results would be materially adversely impacted.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we are currently experiencing chipset shortages for some of our switching products from two of our semiconductor suppliers who do not have enough wafer capacity to satisfy our demand, and this shortage may continue for the next several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for automobiles has increased significantly over the last two years, our supplier of micro controller units, which are used in both automobile production and our power over ethernet switches, has been forced to prioritize supply to the automobile industry, leaving us short of supply on these key components and affecting our ability to produce enough power over ethernet switches to meet our forecasted demand in a timely manner. This has resulted in our ODM Partners re-designing our products to accept second source components which provide more flexibility but increases the overall cost. In the third quarter of 2021, Taiwan Semiconductor Manufacturing Company announced price increases of 10-20% on its chips, which has led to some of our chip suppliers correspondingly increasing the cost of their chips to us. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. For example, we are currently experiencing price increases with certain suppliers and manufacturing partners and are negotiating price increases with certain other suppliers and manufacturing partners. This will affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic and geopolitical conditions. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, geopolitical unrest and uncertain economic conditions, could lead to eventual shortages of necessary components sourced from impacted regions or increased component costs. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease”, we believe that continued COVID-19 related lockdowns in China constitutes our biggest risk for the remainder of 2022, due to the large concentration of electrical and mechanical components that go into our products that are manufactured there. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply related to the COVID-19 induced lockdowns in Shenzhen, China and Shanghai, China have continued to limit our ability to supply all the worldwide demand for our SMB switch products, and our revenue and profitability has been and will continue to be affected. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

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

We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If these events occur, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, demand for our Connected Home products for the first half of 2022 turned out to be lower than we previously forecast, and resulted in our revenue for our Connected Home products for the first half of 2022 to come in lower than expected, as our channel partners in the U.S. are expected to replenish inventory slower than they sell it through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned above in the risk factors “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and net revenue and our gross margin could decrease” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we continue to experience high freight costs and component costs. We provided notice of price increases to our customers that became effective during the first quarter of 2022, which may impact end user demand for our products and place us at a disadvantage to our competitors. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

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

In addition, adverse changes in economic conditions or unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, due to economic conditions, one of our customers recently announced a reduction in their target inventory.  This shift may have a longer-term impact on the inventory levels these customers choose to carry.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 38% of overall net revenue in the second quarter of fiscal 2022 and approximately 35% of overall net revenue in fiscal 2021. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, climate change, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. For example, in late August 2021, heavy rains caused our manufacturer in Thailand to become flooded and created a one-month delay in manufacturing and required us to move some non-U.S. manufacturing back to China. Moreover, the COVID-19 pandemic has led to the temporary closure of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods, most recently in Southeast Asia and in particular northern Vietnam and Thailand, where a significant portion of our products are manufactured. In December 2021, one of our manufacturers had to shut down its factory in Haiphong, Vietnam due to a COVID-19 outbreak and when it reopened one week later, had to operate with less than a quarter of its staff. This led to a material loss of revenue in the fourth quarter of 2021. If these closures and restrictions continue for a substantial period of time, they may disrupt important elements of our supply chain, including the operation of our third-party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. For example, we are currently experiencing price increases with certain of our manufacturing partners and are negotiating price increases with certain other of our manufacturing partners. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

The prior U.S. administration altered the approach to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multi-lateral trade agreements and treaties with, and the imposition of tariffs on a wide range of products and other goods from, a number of countries. In particular, the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States. We worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. Recently, there has been some discussion by the current administration to amend or reverse the tariff policies enacted by the prior administration; however, this process is ongoing and there is no certainty that they will do so. Actions to mitigate the effect of these tariffs are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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
•

our inability to accurately forecast product demand or optimal product mix such as the proportion of lower-priced products versus super premium products resulting in increased inventory exposure and/or lost sales;

•	unfavorable level of inventory and turns;
•	changes in or consolidation of our sales channels and wholesale distributor relationships or failure to manage our sales channel inventory and warehousing requirements;
•	unanticipated decreases or delays in purchases of our products by our significant traditional and online retail customers;
•

shift in overall product mix sales from higher to lower gross margin products, from lower-priced products to super premium products, or from one business segment to another, that would adversely impact our revenue and gross margins;

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

•	terms of our contracts with customers or suppliers that cause us to incur additional expenses or assume additional liabilities;
•	epidemic or widespread product failure, performance problems or unanticipated safety issues in one or more of our products that could negatively impact our reputation, brand and business;
•	any changes in accounting rules;
•	challenges associated with integrating acquisitions that we make, or with realizing value from our strategic investments in other companies;
•	failure to effectively manage our third-party customer support partners, which may result in customer complaints and/or harm to our brand;
•

our inability to monitor and ensure compliance with our code of ethics, our anti-corruption compliance program and domestic and international anti-corruption laws and regulations, whether in relation to our employees or with our suppliers or customers;

•	labor unrest at facilities managed by our third-party manufacturers;
•

workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may affect our brand and negatively affect our products’ acceptance by consumers;

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

We have made, and continue to seek to make, investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments may include equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. We do not restrict the types of companies in which we seek to invest. These companies may range from early-stage companies that are often still defining their strategic direction to more mature companies with established revenue streams and business models. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on investments. In the first half of 2022, we recognized a net investment loss of $0.5 million on our privately held investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. We devote considerable time and resources to uncovering and remedying these vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated. While we have not seen an increase in cyberattacks since Russia’s invasion of Ukraine, we have implemented additional protections and increased our monitoring and threat intelligence. Despite our efforts and processes to prevent breaches, our devices are potentially vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, authentication and session management, and stack-based buffer overflow, and other sophisticated attacks or exploits. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. This particular kind of attack is very sophisticated, relatively new, and hard to defend against. We may not be able to discover these vulnerabilities, and we may not be able to remedy these vulnerabilities in a timely manner, or at all, which may impact our brand and reputation and harm our business. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. If successful, these attacks could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition. Further, under certain circumstances, we may need to prioritize fixing these vulnerabilities over new product development, which may impact our revenues and adversely affect our business.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, many countries and jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018, has required us to expend significant time and resources to maintain compliance. Data Protection Authorities in Europe have aggressively enforced the GDPR and have issued heavy fines for non-compliance against a broad range of companies. The State of California has enacted the California Consumer Privacy Act of 2018 (“CCPA”), which became effective in January 2020. On November 3, 2020, California passed the California Privacy Rights Act (“CPRA”), which will become effective on January 1, 2023. The CCPA establishes a privacy framework for covered businesses, including an expansive definition of personal information and data privacy rights for California residents. The CCPA includes potentially severe statutory damages and private rights of action. The CCPA requires covered companies to provide new disclosures to California consumers (as broadly defined in the CCPA), provide such consumers new ways to opt-out of certain sales of personal information, and allow for a new cause of action for data breaches. The CPRA amends and augments the CCPA by expanding the rights of individuals and the obligations of businesses that handle personal data. California’s privacy framework exemplifies the vulnerability of our business not only to cyber threats but also the evolving regulatory environment related to personal data. In the United States, in addition to California, other states have started passing similar privacy laws. In addition, the United States Congress is also considering passing a federal privacy law. This trend towards more privacy legislation in the United States and globally will likely increase our compliance costs and potential liability.

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

Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. In addition, the cost and operational consequences of implementing further data protection measures could be significant. With new proposed laws, regulations and industry standards relating to privacy and data protection continuously being introduced, we cannot presently determine the impact such laws, regulations and standards will have on our business. In any event, it is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare or privacy laws, including the GDPR, in light of the lack of applicable precedent and regulations.

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

We continue to evolve our historically hardware-centric business model towards a model that includes more sophisticated software offerings, including services and applications that complement our products and are intended to drive subscriber growth and future recurring revenue. As such, we will further evolve the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers, as well as related services. While we have invested in software development in the past, we will be expending additional resources in this area in the future, including key new hires. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations and insufficient revenue to offset expenses associated with this strategy. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful. Any increased investment in software research and development may materially adversely affect our financial condition and operating results.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. As also noted in the risk factor “We have been and will be investing increased additional in-house resources on software research and development, which could disrupt our ongoing business and present distinct risks from our historically hardware-centric business” above, we devote considerable time and resources on testing and quality control efforts to detect quality issues and defects, and any reallocation of resources to fix such quality issues and defects could lead to delays in product introductions, which could further harm our competitive position.

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

* We are exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. As also noted in the risk factor “The COVID-19 pandemic could materially adversely affect our financial condition and results of operations,” above, the COVID-19 pandemic continues to significantly increase economic and demand uncertainty. The current severe economic slowdown resulting from the pandemic, together with other macroeconomic and geopolitical factors, may lead to a global recession. Adverse changes in economic conditions, including as a result of the pandemic or high inflation, could adversely impact the demand and sale of our products to end users and the quantity of products our customers decide to purchase from us (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions.

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into the United States and non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages or price increases, work stoppages, strikes and political unrest; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. Any of these occurrences could materially adversely affect our business, operating results and financial condition.

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

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market, high inflation and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. In the United States, the Federal Reserve increased its interest rate three times in the first half of 2022 and has signaled potentially more interest rates hikes to counteract rising inflation. The European Central Bank has also increased its interest rates to counteract rising inflation. Should the European Union or United States monetary policy measures be insufficient to restore confidence and stability to the financial markets or should there be additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us.

Furthermore, economic conditions such as inflation, slower growth or recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could adversely affect consumer sentiment and demand for our products and services. Consumer confidence and spending could be adversely affected by financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors. This could also impact the quantity of products our customers decide to purchase from us and may have a longer-term impact on the inventory levels these customers choose to carry. Lower demands could also impact manufacturing capacity utilization and contribute to further increased component costs. These and other economic factors could materially and adversely affect our revenue and results of operations.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California, both of which are regions known for seismic activity. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Arizona. While our critical information technology systems are located at colocation facilities in different geographic regions in the United States, our headquarters, warehouses, and the majority of our manufacturing, which occurs in Southeast Asia and mainland China, are susceptible to seismic activity and other natural disasters, such as drought, wildfires, storms, sea-level rise, and flooding, The global effects of climate change could result in increased frequency and intensity of these natural disasters that could also result in power outages or other disruptions to the business. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business.

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

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate economic downturns or control inflation;
•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 4, 2022 - May 1, 2022	609,087	$22.10	505,500	2.6
May 2, 2022 - May 29, 2022	172,340	$21.98	172,340	2.5
May 30, 2022 - July 3, 2022	3,807	$18.78	—	2.5
Total	785,234	$22.06	677,840

(1)

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.

(2)

During the three months ended July 3, 2022, we repurchased and retired, reported based on trade date, approximately 107,000 shares of common stock at a cost of approximately $2.3 million to facilitate tax withholding for RSUs.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1	2003 Employee Stock Purchase Plan, as amended	S-8	8/5/2022	99.1

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104*	Cover Page Interactive Data File				X

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

Date: August 5, 2022