Form 10-Q
period 2022-10-02
NETGEAR, INC.
filed 2022-11-04
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 2, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,899,105 as of October 28, 2022.

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 2, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$132,928	$263,772
Short-term investments	100,269	7,744
Accounts receivable, net of allowance for doubtful accounts of $396 and $399 as of October 2, 2022, and December 31, 2021, respectively	259,908	261,158
Inventories	298,090	315,667
Prepaid expenses and other current assets	38,851	34,752
Total current assets	830,046	883,093
Property and equipment, net	10,230	13,335
Operating lease right-of-use assets	37,371	23,176
Intangibles, net	1,457	1,856
Goodwill	36,279	80,721
Other non-current assets	89,835	76,350
Total assets	$1,005,218	$1,078,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,432	$73,729
Accrued employee compensation	20,375	24,704
Other accrued liabilities	202,208	224,584
Deferred revenue	19,293	16,500
Income taxes payable	1,089	1,528
Total current liabilities	330,397	341,045
Non-current income taxes payable	16,737	18,990
Non-current operating lease liabilities	31,577	18,569
Other non-current liabilities	3,580	3,112
Total liabilities	382,291	381,716
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	941,655	923,228
Accumulated other comprehensive income (loss)	(115)	149
Accumulated deficit	(318,642)	(226,591)
Total stockholders’ equity	622,927	696,815
Total liabilities and stockholders’ equity	$1,005,218	$1,078,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net revenue	$249,587	$290,150	$683,369	$916,886
Cost of revenue	181,058	203,309	494,516	625,748
Gross profit	68,529	86,841	188,853	291,138
Operating expenses:
Research and development	22,167	23,472	68,193	69,887
Sales and marketing	34,203	36,176	104,335	109,731
General and administrative	13,949	14,056	41,698	45,084
Goodwill impairment charge	—	—	44,442	—
Other operating expenses, net	361	222	931	690
Total operating expenses	70,680	73,926	259,599	225,392
Income (loss) from operations	(2,151)	12,915	(70,746)	65,746
Other income (expenses), net	638	(132)	(1,164)	15
Income (loss) before income taxes	(1,513)	12,783	(71,910)	65,761
Provision for (benefit from) income taxes	(4,314)	3,199	(8,967)	15,383
Net income (loss)	$2,801	$9,584	$(62,943)	$50,378

Net income (loss) per share
Basic	$0.10	$0.32	$(2.17)	$1.65
Diluted	$0.10	$0.31	$(2.17)	$1.61
Weighted average shares used to compute net income (loss) per share:
Basic	28,891	30,301	29,023	30,495
Diluted	29,029	30,798	29,023	31,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income (loss)	$2,801	$9,584	$(62,943)	$50,378
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	192	(81)	86	53
Change in unrealized gains and losses on available-for-sale investments	(471)	—	(459)	—
Other comprehensive income (loss), before tax	(279)	(81)	(373)	53
Tax benefit (provision) related to derivatives	(23)	10	(6)	(7)
Tax benefit related to available-for-sale investments	118	—	115	—
Other comprehensive income (loss), net of tax	(184)	(71)	(264)	46
Comprehensive income (loss)	$2,617	$9,513	$(63,207)	$50,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	44	—	44
Net loss	—	—	—	—	(57,210)	(57,210)
Stock-based compensation	—	—	4,697	—	—	4,697
Repurchase of common stock	(354)	—	—	—	(9,377)	(9,377)
Restricted stock unit withholdings	(46)	—	—	—	(1,262)	(1,262)
Issuance of common stock under stock-based compensation plans	275	—	3,351	—	—	3,351
Balance as of April 3, 2022	29,161	29	931,276	156	(294,440)	637,021
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	46	—	46
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(8,534)	(8,534)
Stock-based compensation	—	—	5,129	—	—	5,129
Repurchase of common stock	(678)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(107)	—	—	—	(2,319)	(2,319)
Issuance of common stock under stock-based compensation plans	356	—	19	—	—	19
Balance as of July 3, 2022	28,732	29	936,424	69	(320,293)	616,229
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(353)	—	(353)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	169	—	169
Net income	—	—	—	—	2,801	2,801
Stock-based compensation	—	—	3,440	—	—	3,440
Restricted stock unit withholdings	(45)	—	—	—	(1,150)	(1,150)
Issuance of common stock under stock-based compensation plans	212	—	1,791	—	—	1,791
Balance as of October 2, 2022	28,899	$29	$941,655	$(115)	$(318,642)	$622,927

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	41	—	41
Net Income	—	—	—	—	22,960	22,960
Stock-based compensation	—	—	6,960	—	—	6,960
Restricted stock unit withholdings	(48)	—	—	—	(1,964)	(1,964)
Issuance of common stock under stock-based compensation plans	407	1	7,041	—	—	7,042
Balance as of March 28, 2021	30,758	31	896,710	6	(172,324)	724,423
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	76	—	76
Net income	—	—	—	—	17,834	17,834
Stock-based compensation	—	—	6,902	—	—	6,902
Repurchase of common stock	(654)	—	—	—	(24,999)	(24,999)
Restricted stock unit withholdings	(106)	—	—	—	(3,951)	(3,951)
Issuance of common stock under stock-based compensation plans	497	—	2,715	—	—	2,715
Balance as of June 27, 2021	30,495	31	906,327	82	(183,440)	723,000
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(71)	—	(71)
Net income	—	—	—	—	9,584	9,584
Stock-based compensation	—	—	6,210	—	—	6,210
Repurchase of common stock	(953)	(1)	—	—	(32,466)	(32,467)
Restricted stock unit withholdings	(44)	—	—	—	(1,541)	(1,541)
Issuance of common stock under stock-based compensation plans	278	—	4,141	—	—	4,141
Balance as of October 3, 2021	29,776	$30	$916,678	$11	$(207,863)	$708,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net income (loss)	$(62,943)	$50,378
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,845	10,922
Stock-based compensation	13,266	20,072
Loss on investments, net	342	174
Goodwill impairment	44,442	—
Change in fair value of contingent consideration	—	(3,003)
Deferred income taxes	(13,895)	4,838
Provision for excess and obsolete inventory	3,005	3,045
Changes in assets and liabilities:
Accounts receivable, net	1,250	70,526
Inventories	14,572	(136,062)
Prepaid expenses and other assets	(2,858)	(5,678)
Accounts payable	13,432	(15,344)
Accrued employee compensation	(4,329)	(12,654)
Other accrued liabilities	(23,504)	6,193
Deferred revenue	3,268	2,061
Income taxes payable	(2,692)	(3,966)
Net cash used in operating activities	(8,799)	(8,498)
Cash flows from investing activities:
Purchases of short-term investments	(143,933)	(145)
Proceeds from maturities of short-term investments	50,418	165
Purchases of property and equipment	(4,133)	(6,918)
Purchases of long-term investments	(450)	(535)
Net cash used in investing activities	(98,098)	(7,433)
Cash flows from financing activities:
Repurchases of common stock	(24,377)	(53,634)
Restricted stock unit withholdings	(4,731)	(7,456)
Proceeds from exercise of stock options	743	8,912
Proceeds from issuance of common stock under employee stock purchase plan	4,418	4,916
Net cash used in financing activities	(23,947)	(47,262)
Net decrease in cash and cash equivalents	(130,844)	(63,193)
Cash and cash equivalents, at beginning of period	263,772	346,460
Cash and cash equivalents, at end of period	$132,928	$283,267
Supplemental Cash Flow Information:
Unpaid property and equipment	$735	$2,019

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and service providers. The Company's products are designed to simplify and improve people’s lives. The Company's goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. The Company is dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers to enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. The Company's products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, 5G, and audio and video over Ethernet. NETGEAR's product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance the Company’s product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended October 2, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any future period.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

COVID-19 Pandemic

The COVID-19 pandemic has had widespread and unpredictable impacts on global economies, including inflation, and supply chain disruption, while significantly increasing volatility and disruption in financial markets. The pandemic continues to impact the Company’s supply chain in its ability to timely procure finished goods due to disruptions in production, materials and components, factory uptime, and transportation, and has led to meaningfully increased costs of freight transportation and increased material and component costs for its products. Continued and extended periods of global supply chain, and economic disruption could continue to significantly affect the Company’s business and statement of financial condition. The duration of the disruption from the pandemic remains uncertain due to the dynamic nature of the virus and makes it difficult to reasonably estimate the impact of the COVID-19 pandemic on the Company’s business operations.
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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of October 2, 2022:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$158,447	$2,166	$1,685	$162,298

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	October 2, 2022	December 31, 2021
Accounts receivable, net	Accounts receivable, net	$259,908	$261,158
Contract liabilities - current	Deferred revenue	$19,293	$16,500
Contract liabilities - non-current	Other non-current liabilities	$3,575	$3,100

The difference in the balances of the Company's contract assets and liabilities as of October 2, 2022 and December 31, 2021, primarily results from the timing difference between the Company's performance and the customer’s payment.

During the nine months ended October 2, 2022, $27.6 million of revenue was deferred primarily due to remaining performance obligations for service contracts, $24.4 million of revenue was recognized for the satisfaction of performance obligations and $14.8 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	October 2, 2022			October 3, 2021
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$120,168	$49,192	$169,360	$158,888	$36,235	$195,123
EMEA	12,545	32,282	44,827	28,253	28,687	56,940
APAC	17,868	17,532	35,400	21,398	16,689	38,087
Total	$150,581	$99,006	$249,587	$208,539	$81,611	$290,150
Sales channels:
Service provider	$40,448	$1,171	$41,619	$41,726	$449	$42,175
Non-service provider	110,133	97,835	207,968	166,813	81,162	247,975
Total	$150,581	$99,006	$249,587	$208,539	$81,611	$290,150

	Nine Months Ended
	October 2, 2022			October 3, 2021

(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$327,372	$130,664	$458,036	$523,008	$103,899	$626,907
EMEA	34,230	92,413	126,643	91,975	87,827	179,802
APAC	48,185	50,505	98,690	64,337	45,840	110,177
Total	$409,787	$273,582	$683,369	$679,320	$237,566	$916,886
Sales channels:
Service provider	$92,544	$3,515	$96,059	$99,355	$1,770	$101,125
Non-service provider	317,243	270,067	587,310	579,965	235,796	815,761
Total	$409,787	$273,582	$683,369	$679,320	$237,566	$916,886

(1)No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of October 2, 2022, and December 31, 2021, were as follows:

	October 2, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$94,028	$—	$(459)	$93,569
Convertible debt (1)	346	—	—	346
Certificates of deposit	6	—	—	6
Total	$94,380	$—	$(459)	$93,921

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate equity securities	$751	$—	$—	$751
Convertible debt (1)	518	—	—	518
Certificates of deposit	6	—	—	6
Total	$1,275	$—	$—	$1,275

(1)

On the Company’s unaudited condensed consolidated balance sheets, $173,000 and $172,000 included in Short-term investments as of October 2, 2022, and December 31, 2021, respectively, and $173,000 and $346,000 included in Other non-current assets as of October 2, 2022, and December 31, 2021, respectively.

The contractual maturities on the U.S. treasury securities as of October 2, 2022, are all due within one year. Accrued interest receivable as of October 2, 2022, was $0.2 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The Company had no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2021. The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of October 2, 2022:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$93,569	$(459)	$—	$—	$93,569	$(459)
Total	$93,569	$(459)	$—	$—	$93,569	$(459)

In the three and nine months ended October 2, 2022, and October 3, 2021, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the three and nine months ended October 2, 2022, and October 3, 2021. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	October 2, 2022	December 31, 2021
Raw materials	$7,806	$12,269
Finished goods	290,284	303,398
Total	$298,090	$315,667

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $0.4 million and $3.0 million for the three and nine months ended October 2, 2022, respectively, and $0.7 million and $3.0 million for the three and nine months ended October 3, 2021, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

(In thousands)	October 2, 2022	December 31, 2021
Computer equipment	$9,663	$9,979
Furniture, fixtures, and leasehold improvements	18,419	18,364
Software	30,467	30,280
Machinery and equipment	76,188	75,559
Total property and equipment, gross	134,737	134,182
Accumulated depreciation	(124,507)	(120,847)
Total	$10,230	$13,335

Intangibles, net

	October 2, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,585)	$1,214	$59,799	$(58,263)	$1,536
Other	10,345	(10,102)	243	10,345	(10,025)	320
Total	$70,144	$(68,687)	$1,457	$70,144	$(68,288)	$1,856

Amortization of purchased intangibles was $0.1 million and $0.4 million for the three and nine months ended October 2, 2022, respectively, and $0.2 million and $1.9 million for the three and nine months ended October 3, 2021, respectively. During the three months ended April 3, 2022, the Company identified a triggering event for assessing impairment of the intangibles (Refer to below “Goodwill” for details of the triggering event). The Company performed a recoverability test of its intangibles and determined that the carrying amount of such assets was recoverable. No impairment of the intangibles was recognized in the three and nine months ended October 2, 2022 and October 3, 2021.

Goodwill

(In thousands)	Connected Home	SMB	Total
As of December 31, 2021	$44,442	$36,279	$80,721
Goodwill impairment charge	(44,442)	—	(44,442)
As of October 2, 2022	$—	$36,279	$36,279

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

        The fair value of the reporting units, namely Connected Home and SMB, was determined using an income and market approach. Under the income approach, the Company calculated the fair value of its reporting units based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly-traded companies with similar market position and size as the reporting unit. The underlying unobservable inputs used to measure the fair value included projected

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The two approaches generated similar results and indicated that the fair value of the Connected Home reporting unit was less than its carrying amount, including goodwill, and the difference between the carrying amount and the fair value was greater than the carrying amount of the goodwill allocated to the reporting unit. Therefore, in the first fiscal quarter of 2022, the Company recognized an impairment charge of $44.4 million for its Connected Home reporting unit. The results of the quantitative test indicated that the fair value of the SMB reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized.

Other non-current assets

(In thousands)	October 2, 2022	December 31, 2021
Non-current deferred income taxes	$77,685	$63,795
Long-term investments	7,749	7,575
Other	4,401	4,980
Total	$89,835	$76,350

Long-term equity investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021
Carrying value as of the beginning of the period (1)	$6,303	$7,758
Additions from purchase of investments	—	340
Disposal	—	(778)
Impairment	(250)	(549)
Carrying value as of the end of the period (1)	$6,053	$6,771

(1)

The balances excluded an investment in limited partnership funds of $1.5 million as of October 2, 2022, $0.8 million as of October 3, 2021, $0.9 million as of December 31, 2021, and $0.6 million as of December 31, 2020. Additionally, the balance excluded an investment in convertible debt securities of $0.2 million as of October 2, 2022, $0.3 million as of October 3, 2021, and $0.3 million as of December 31, 2021.

For equity investments without readily determinable fair values as of October 2, 2022, the cumulative downward adjustments for price changes and impairment was $8.7 million and cumulative upward adjustments for price changes was $0.4 million.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	October 2, 2022	December 31, 2021
Current operating lease liabilities	$9,857	$9,220
Sales and marketing	94,234	104,549
Warranty obligations	6,144	6,861
Sales returns(1)	40,241	42,869
Freight and duty	9,301	22,126
Other	42,431	38,959
Total	$202,208	$224,584

(1)

Inventory expected to be received from future sales returns amounted to $19.8 million and $21.8 million as of October 2, 2022 and December 31, 2021, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $9.7 million and $13.2 million as of October 2, 2022, and December 31, 2021, respectively.

Note 5. Derivative Financial Instruments

The Company's subsidiaries have material future cash flows related to revenue and expenses denominated in currencies other than the U.S. dollar, the Company's functional currency worldwide. The Company executes currency forward contracts that typically mature in less than 6 months to mitigate its currency risk, in currencies including Australian dollars, British pounds, euros, Canadian dollars, and Japanese yen. The Company does not enter into derivatives transactions for trading or speculative purposes. The Company's foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any individual counterparty.

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

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	October 2, 2022	December 31, 2021	Location	October 2, 2022	December 31, 2021
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$2,650	$1,214	Other accrued liabilities	$443	$321
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	178	158	Other accrued liabilities	16	23
Total		$2,828	$1,372		$459	$344

Refer to Note 12, Fair Value Measurements for detailed disclosures regarding fair value measurements. Refer to Note 9, Stockholders' Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 11, Segment Information, for details on gain/(loss), net pertaining to derivatives not designated as hedging instruments that were recognized in Other income (expenses), net.

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Numerator:
Net income (loss)	$2,801	$9,584	$(62,943)	$50,378

Denominator:
Weighted average common shares - basic	28,891	30,301	29,023	30,495
Potentially dilutive common share equivalent	138	497	—	861
Weighted average common shares - dilutive	29,029	30,798	29,023	31,356

Basic net income (loss) per share	$0.10	$0.32	$(2.17)	$1.65
Diluted net income (loss) per share	$0.10	$0.31	$(2.17)	$1.61

Anti-dilutive employee stock-based awards, excluded	1,539	1,036	1,582	389

Note 7. Income Taxes

The income tax benefit for the three and nine months ended October 2, 2022 was $4.3 million, or an effective tax rate of 285.1%, and $9.0 million, or an effective tax rate of 12.5%, respectively. The income tax provision for the three and nine months ended October 3, 2021 was $3.2 million, or an effective tax rate of 25.0%, and $15.4 million, or an effective tax rate of 23.4%, respectively. The change in taxes for the three months ended October 2, 2022, compared to the prior year period, was primarily due to the pre-tax loss of $1.5 million during the period coupled with the impact of changes in estimate for the effective tax rate resulting in a true-up in tax benefit for the prior periods. Additionally, the Company recorded a tax benefit for favorable changes in estimates recorded during the quarter upon completion of the 2021 US federal tax return. For the nine months ended October 2, 2022, the tax benefit recorded for favorable changes in estimates recorded during the quarter upon completion of the 2021 US federal tax return was offset by the tax impact of a goodwill impairment that is not deductible for tax purposes. For the three and nine months ended October 3, 2021, tax expenses were partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals. Additionally, the Company recorded a tax benefit for favorable changes in estimates recorded during the fiscal quarter upon completion of the 2020 US federal tax return.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On August 16, 2022, the “Inflation Reduction Act” (“IRA”) was signed into law. IRA includes a new corporate minimum tax on certain large corporations, a 1% exercise tax on stock repurchases, numerous green energy credits, other tax provisions, and significantly increased enforcement resources. The Company does not expect the IRA will have a material impact to the Company's financial statements when it becomes effective for the tax years after December 31, 2022.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of October 2, 2022, the Company had approximately $120.7 million, as compared to $94.8 million as of December 31, 2021, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. The Company continues to experience an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. In response, as of October 2, 2022, a further $664.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $1.6 million and $4.6 million for the three and nine months ended October 2, 2022, respectively, and $0.9 million and $2.9 million for the three and nine months ended October 3, 2021, respectively.

Non-Trade Commitments

As of October 2, 2022, the Company had non-cancellable purchase commitments of $14.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Balance as of beginning of the period	$6,523	$7,180	$6,861	$9,240
Provision for warranty liability made	1,052	1,258	3,706	3,019
Settlements made	(1,431)	(1,575)	(4,423)	(5,396)
Balance as of the end of the period	$6,144	$6,863	$6,144	$6,863

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

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH

On or around March of 2022, Huawei filed two patent infringement lawsuits at the District Court of Dusseldorf, Germany, against NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH, a third-party webstore selling NETGEAR products in Germany. Huawei asserts one EU patent in each suit, EP 3 337 077 B1 (the ’077 Patent) in case no. 08/22 and EP 3 143 741 B1 (the ’741 Patent) in case no. 09/22. In its Complaints, Huawei alleges that the Company’s WiFi 6 products infringe the two patents, which Huawei further claims are standard-essential patents.

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no 407) and ZL 201810757332.2 (case no. 408) against the Company’s WiFi 6 products. The Company is appealing the Jinan Court’s denial of the Company’s jurisdictional challenges in both cases.

In the German cases, the Company filed its Statements of Defense relating to FRAND (Fair, Reasonable and Non-Discriminatory) licensing issues on July 4, 2022. The Company further filed its technical Statements of Defense on August 15, 2022. Huawei filed its technical reply briefs on October 21, 2022.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. During the nine months ended October 2, 2022, and October 3, 2021, the Company repurchased, reported based on trade date, approximately 1.0 million and 1.6 million shares of common stock, respectively, at a cost of approximately $24.4 million and $57.5 million, respectively, under the repurchase authorizations. As of October 2, 2022, 2.5 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 198,000 and 197,000 shares of common stock, at a cost of approximately $4.7 million and $7.5 million, during the nine months ended October 2, 2022, and October 3, 2021,

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income ("AOCI") by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(459)	1,340	(154)	727
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,254	(263)	991
Net current period other comprehensive income (loss)	(459)	86	109	(264)
Balance as of October 2, 2022	$(461)	$259	$87	$(115)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	(235)	53	(182)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(288)	60	(228)
Net current period other comprehensive income (loss)	—	53	(7)	46
Balance as of October 3, 2021	$(2)	$11	$2	$11

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$683	$545	$1,395	$(407)
Cost of revenue	—	(1)	—	—
Research and development	(3)	12	(18)	56
Sales and marketing	(64)	(27)	(97)	50
General and administrative	(22)	(4)	(26)	13
Total before tax	594	525	1,254	(288)
Tax impact	(124)	(110)	(263)	60
Total, net of tax	$470	$415	$991	$(228)

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of October 2, 2022, approximately 0.9 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. In April 2022, the Company approved an amendment to the 2003 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for sale under the Purchase Plan by 1,000,000 shares to a total of 3,000,000 shares. As of October 2, 2022, approximately 1.0 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2021	912	$30.19
Exercised	(37)	$20.16
Expired	(3)	$20.30
Outstanding as of October 2, 2022	872	$30.64

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	1,555	$33.86
Granted	804	$22.21
Vested	(611)	$34.60
Cancelled	(145)	$30.92
Outstanding as of October 2, 2022	1,603	$28.00

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	293	$33.07
Granted	145	22.37
Vested	—	—
Cancelled	(8)	27.17
Outstanding as of October 2, 2022	430	$29.38

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Cost of revenue	$283	$430	$1,027	$1,626
Research and development	968	1,414	3,150	3,832
Sales and marketing	1,249	2,008	4,275	5,741
General and administrative	940	2,358	4,814	8,873
Total	$3,440	$6,210	$13,266	$20,072

As of October 2, 2022, $0.4 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 0.8 years and $38.4 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.5 years.

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

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net Revenue:
Connected Home	$150,581	$208,539	$409,787	$679,320
SMB	99,006	81,611	273,582	237,566
Total net revenue	$249,587	$290,150	$683,369	$916,886

Contribution Income (loss):
Connected Home	$(512)	$22,558	$(3,033)	$101,189
Contribution margin	(0.3)%	10.8%	(0.7)%	14.9%
SMB	$23,683	$17,137	$53,844	$49,831
Contribution margin	23.9%	21.0%	19.7%	21.0%
Total segment contribution income	$23,171	$39,695	$50,811	$151,020
Corporate and unallocated costs	(21,392)	(20,203)	(62,532)	(62,744)
Amortization of intangibles (1)	(129)	(145)	(386)	(1,768)
Stock-based compensation expense	(3,440)	(6,210)	(13,266)	(20,072)
Change in fair value of contingent consideration	—	—	—	3,003
Goodwill impairment charge	—	—	(44,442)	—
Restructuring and other charges	(361)	(222)	(911)	(3,378)
Litigation reserves, net	—	—	(20)	(315)
Other income (expenses), net (2)	638	(132)	(1,164)	15
Income (loss) before income taxes	$(1,513)	$12,783	$(71,910)	$65,761

(1)Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.

(2)              Amounts included gain/(loss), net from derivatives not designated as hedging instruments of $3.4 million and $6.9 million, for the three and nine months ended October 2, 2022, respectively, and $1.8 million and $2.9 million for the three and nine months ended October 3, 2021, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows net revenue by geography:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
United States (U.S.)	$164,890	$188,009	$445,170	$606,735
Americas (excluding U.S.)	4,470	7,114	12,866	20,172
EMEA (1)	44,827	56,940	126,643	179,802
APAC (1)	35,400	38,087	98,690	110,177
Total net revenue	$249,587	$290,150	$683,369	$916,886

(1)No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	October 2, 2022	December 31, 2021
United States (U.S.)	$30,640	$14,564
Americas (excluding U.S.)	2,540	3,283
EMEA	1,246	2,465
Singapore	3,936	4,767
APAC (excluding Singapore) (1)	9,239	11,432
Total	$47,601	$36,511

(1)No individual country, other than disclosed above, represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	October 2, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$14,961	$14,961	$—
Available-for-sale investments: U.S. treasury securities(1)	93,569	—	93,569
Trading securities: mutual funds(1)	6,521	6,521	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	2,828	—	2,828
Total assets measured at fair value	$118,231	$21,482	$96,749
Liabilities:
Foreign currency forward contracts(4)	$459	$—	$459
Total liabilities measured at fair value	$459	$—	$459

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2021
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$108,441	$108,441	$—
Trading securities: mutual funds(1)	6,814	6,814	—
Available-for-sale investments: corporate equity securities(1)	751	751	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	518	—	518
Foreign currency forward contracts(3)	1,372	—	1,372
Total assets measured at fair value	$117,902	$116,006	$1,896
Liabilities:
Foreign currency forward contracts(4)	$344	$—	$344
Total liabilities measured at fair value	$344	$—	$344

(1)Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)

On the Company’s unaudited condensed consolidated balance sheets, $173,000 and $172,000 included in Short-term investments as of October 2, 2022 and December 31, 2021, respectively, and $173,000 and $346,000 included in Other non-current assets as of October 2, 2022 and December 31, 2021, respectively.

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

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products that connect people, power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our strategy focuses on being the leader of the premium WiFi consumer market, and to serve the market with high-performance, secure, and dependable products and services. We believe our targeted customers value speed, connectivity, and the security of their network. Our strategy is to create and grow the higher price points of the consumer networking market, where we believe competition is less intense and consumers are less price sensitive, offering the possibility to upsell our subscription services and higher margin products. Our goal is to enable people to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and advanced connected solutions ranging from easy-to-use premium WiFi solutions, performance gaming routers that enhance console and online-game play, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. We keep people connected through product and service offerings, including ultra-premium Orbi Mesh WiFi systems, high-performance Nighthawk routers, high-speed cable modems, 5G mobile wireless products, cloud-based subscription services for network management and security, smart networking products and Video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Fnac Darty (Europe), MediaMarkt (Europe), JB HiFi (Australia), Elkjop (Norway) and Sunning and Guomei (China). Online retailers include Amazon.com (worldwide), Newegg.com (U.S.), JD.com, Alibaba (China) and Coolblue.com (Netherlands). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the three months ended October 2, 2022, our net revenue decreased by $40.6 million compared to the prior year period. The decrease was driven by the retail portion of our Connected Home segment, which saw net revenue decline by $56.7 million, mainly due to a contraction of the U.S. consumer WiFi market in the current year and elevated pandemic-induced demand in the prior year. The decline was partially offset by higher revenue of $17.4 million in our SMB segment mainly attributable to the growth in our Pro AV product line of managed switches. Loss from operations was $2.2 million during the three months ended October 2, 2022, as compared to income from operations of $12.9 million in the prior year period. The decline in net revenue and, to a lesser extent, the lower gross margin, primarily due to increased product acquisition and transportation costs, resulted in a $18.3 million reduction in gross profit in the three months ended October 2, 2022, as compared to the prior year period. In addition, the strengthening of the US dollar over the past year had a meaningful negative impact on our international revenue and our profitability.

Geographically, net revenue from Connected Home decreased across all three regions during the three months ended October 2, 2022, partially offset by increased net revenue from SMB across all three regions, compared to the prior year period.

COVID-19 Pandemic Update

The COVID-19 pandemic has widespread, rapidly evolving, and unpredictable impacts on global economies, inflation, and supply chains, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety, serving our customers and ensuring business continuity. Since the onset of the pandemic, we have taken actions by directing most of our worldwide workforce to work from home, allowing only critical business travel, and replacing in-person events with digital events. As COVID-19 restrictions have eased, some of our offices, including our San Jose headquarters, have transitioned to hybrid work. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

Over the last two and half years, the COVID-19 pandemic has brought about a considerable shift in our business while increasing uncertainty. As a result, our supply chain partners have experienced disruptions in production, materials and components, factory uptime, and transportation. The pandemic resulted in longer lead times for some of our key components, impacting our ability to accurately forecast and capitalize fully on end-market demand. We experienced certain improvements in supply chain constraints in the third fiscal quarter of 2022, but we expect supply chain constraints to continue to persist into the first half of 2023. This may impact our ability to fulfill SMB product demand and limit the availability of certain Connected Home products. Transportation disruptions have brought about a meaningful increase in the cost of sea freight, and we have increased our reliance on airfreight to secure supply to offset lengthening sea transit times. However, starting in the second quarter of 2022, we began to see a positive downward trend on the cost per container to move goods via sea.  Moreover, we have seen favorable downward movement in the cost of airfreight as we move into the second half of 2022. Additionally, shortages for materials and components have resulted in increased acquisition costs for our products. We expect material acquisition costs to remain high in the fourth quarter of 2022.

Looking forward to the fourth quarter of 2022, we anticipate the net revenue from the service provider channel to increase to approximately $50 million and the overall net revenue to approximate our third fiscal quarter of 2022 levels, powered by our super-premium mesh systems and 5G mobile hotspots in the Connected Home segment, Pro AV products in the SMB segment, and our suite of subscription services in both Connected Home and SMB segments, all of which are the key to delivering revenue growth and expanding profitability in both short-term and long-term. Due to broad-based inflationary pressures and the uncertain macroeconomic environment, we expect our retail partners to continue to reduce their inventory levels in the fourth quarter of 2022, which will impact our sales into these channels. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 6E, WiFi 6, 5G and audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams. While we have been able to manage through most of the COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Nine Months Ended
(In thousands, except percentage data)	October 2, 2022		October 3, 2021		October 2, 2022		October 3, 2021
Net revenue	$249,587	100.0%	$290,150	100.0%	$683,369	100.0%	$916,886	100.0%
Cost of revenue	181,058	72.5%	203,309	70.1%	494,516	72.4%	625,748	68.2%
Gross profit	68,529	27.5%	86,841	29.9%	188,853	27.6%	291,138	31.8%
Operating expenses:
Research and development	22,167	8.9%	23,472	8.1%	68,193	10.0%	69,887	7.6%
Sales and marketing	34,203	13.8%	36,176	12.4%	104,335	15.3%	109,731	12.0%
General and administrative	13,949	5.6%	14,056	4.8%	41,698	6.1%	45,084	4.9%
Goodwill impairment charge	—	—%	—	—%	44,442	6.5%	—	—%
Other operating expenses (income), net	361	0.1%	222	0.1%	931	0.1%	690	0.1%
Total operating expenses	70,680	28.4%	73,926	25.4%	259,599	38.0%	225,392	24.6%
Income (loss) from operations	(2,151)	(0.9)%	12,915	4.5%	(70,746)	(10.4)%	65,746	7.2%
Other income (expenses), net	638	0.3%	(132)	(0.1)%	(1,164)	(0.1)%	15	0.0%
Income (loss) before income taxes	(1,513)	(0.6)%	12,783	4.4%	(71,910)	(10.5)%	65,761	7.2%
Provision for (benefit from) income taxes	(4,314)	(1.7)%	3,199	1.1%	(8,967)	(1.3)%	15,383	1.7%
Net income (loss)	$2,801	1.1%	$9,584	3.3%	$(62,943)	(9.2)%	$50,378	5.5%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021

Americas	$169,360	(13.2)%	$195,123	$458,036	(26.9)%	$626,907
Percentage of net revenue	67.8%		67.3%	67.1%		68.4%
EMEA	$44,827	(21.3)%	$56,940	$126,643	(29.6)%	$179,802
Percentage of net revenue	18.0%		19.6%	18.5%		19.6%
APAC	$35,400	(7.1)%	$38,087	$98,690	(10.4)%	$110,177
Percentage of net revenue	14.2%		13.1%	14.4%		12.0%
Total net revenue	$249,587	(14.0)%	$290,150	$683,369	(25.5)%	$916,886

Americas

Net revenue in Americas decreased in the three and nine months ended October 2, 2022, primarily due to the performance of our Connected Home segment, which experienced declines in net revenue of 24.4% and 37.4%, respectively, compared to the prior year periods. While the pandemic-induced demand resulting from work and schooling from home mandates remained elevated in 2021, in 2022 the market demand subsided, receding to below pre-pandemic levels of 2019. The decline in Connected Home performance was partially offset by strong demand for our SMB products. Despite certain supply chain challenges, SMB net revenue in the three and nine months ended October 2, 2022, increased 35.8% and 25.8%, respectively, compared to the prior year periods.

EMEA

Net revenue in EMEA decreased in the three and nine months ended October 2, 2022, compared to the prior year periods, as pandemic driven demand across the Connected Home segment receded, noting declines of 55.6% and 62.8%, respectively, which were partially offset by increases of 12.5% and 5.2%, respectively, in SMB net revenue.

APAC

Net revenue in APAC decreased in the three and nine months ended October 2, 2022, compared to the prior year periods, as pandemic driven demand across the Connected Home segment receded, noting declines of 16.5% and 25.1%, respectively, which were partially offset by increases of 5.1% and 10.2%, respectively, in SMB net revenue.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Cost of revenue	$181,058	(10.9)%	$203,309	$494,516	(21.0)%	$625,748
Gross margin percentage	27.5%		29.9%	27.6%		31.8%

Our overall gross margin decreased for the three and nine months ended October 2, 2022, compared to the prior year periods, primarily due to increased product acquisition and transportation costs, higher provision for sales returns and the strengthened U.S. dollar, partially offset by improved product mix, with SMB net revenue representing a higher proportion of net revenue as compared to the prior year periods.

We expect gross margin percentage for the fourth quarter of 2022 to decline slightly from the third quarter of 2022 levels as a result of further strengthening of the U.S. dollars. Over the past year and a half, we experienced meaningful increases in the cost of materials and components for our products. After twelve months of continuous increase in the market rates of sea freight transportation, in the second quarter of 2022, we began to see a positive downward trend which continued in the third quarter of 2022. However, we will not realize the gross margin benefits from the downward trend in sea freight rates until early 2023 as we carried approximately five months of inventory as of October 2, 2022, for which most was obtained when freight costs were elevated. In the first quarter of 2022, we selectively increased the price on certain products, and then again in the second quarter for certain SMB products, to offset increased costs. For the remainder of the year, we expect that our reliance on air transportation for SMB products will continue. We believe that a combination of improved product mix with increased sales of premium and super-premium Connected Home products and SMB products, higher subscription services and selective price increases will help to deliver improvement to margin performance as the year progresses.

We continue to experience disruptions caused by the pandemic, with partners affected by factory uptime, scarcity of materials and components and transportation disruptions. In 2022, pandemic-induced lockdowns in China disrupted supply of components to our manufacturers, limiting our ability to capitalize further on strong demand for our SMB products. If such disruptions become more widespread, they could significantly hamper our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Research and development	$22,167	(5.6)%	$23,472	$68,193	(2.4)%	$69,887

Research and development expenses decreased for the three and nine months ended October 2, 2022, compared to the prior year periods. Decreases in personnel-related expenditures of $1.5 million and $3.8 million, respectively, were partially offset by increased costs for engineering projects and outside professional services of $0.3 million and $2.0 million in support of our product development efforts. The declines in the personnel-related expenditures were mainly due to lower stock-based compensation and lower headcount for the three and nine months ended October 2, 2022. The personnel-related expenditures for the nine months ended October 2, 2022 were also reduced by lower performance-based compensation expenses.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on WiFi 7, premium WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch and SMB wireless products. We expect research and development expenses as a percentage of net revenue in the fourth quarter of 2022 to be in line with or slightly higher than the third quarter of 2022 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Sales and marketing	$34,203	(5.5)%	$36,176	$104,335	(4.9)%	$109,731

The decline in sales and marketing expenses for the three months ended October 2, 2022, compared to the prior year period, was primarily attributable to a decrease of $1.3 million in personnel-related expenditures, mainly due to lower stock-based compensation and lower headcount. The decline in sales and marketing expenses for the nine months ended October 2, 2022, compared to the prior year period, was mainly attributable to decreases in personnel-related expenditures of $4.1 million, outside service expenditures of $2.0 million, and amortization of intangibles of $1.3 million, partially offset by increased marketing expenses of $1.1 million. The decline in personnel related expenses for the nine months ended October 2, 2022 was mainly due to lower performance-based compensation expense and lower stock based compensation.

We expect our sales and marketing expenses as a percentage of net revenue in the fourth quarter of 2022 to decline from the third quarter of 2022 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
General and administrative	$13,949	(0.8)%	$14,056	$41,698	(7.5)%	$45,084

The decreases in general and administrative expenses for the three and nine months ended October 2, 2022, compared to the prior year periods, were primarily driven by lower personnel-related expenditure of $1.0 million and $5.8 million, respectively, partially offset by increases in legal and professional services fees of $0.9 million and $2.2 million, respectively, mainly associated with patent litigation claims. The declines in the personnel-related expenditures were mainly due to lower stock-based compensation for the three and nine months ended October 2, 2022, and lower performance-based compensation expenses for the nine months ended October 2, 2022.

We expect our general and administrative expenses as a percentage of net revenue in the fourth quarter of 2022 to be consistent with the third quarter of 2022 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill impairment charge

The following table presents goodwill impairment charge for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Goodwill impairment charge	$—	**	$—	$44,442	**	$—

**Percentage change not meaningful.

The increase in goodwill impairment charge for the nine months ended October 2, 2022, compared to the prior year period, was due to an impairment charge recognized for the Connected Home segment resulting from an interim goodwill impairment assessment performed in the first fiscal quarter of 2022. For a detailed discussion of goodwill impairment charge, refer to Note 4, Balance Sheet Components, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Other operating expenses (income), net	$361	62.6%	$222	$931	34.9%	$690

The net changes in other operating expenses (income), net for the three and nine months ended October 2, 2022, compared to the prior year periods, were not significant. We incurred restructuring and other charges of $0.9 million associated with the reorganization of our Connected Home segment in the nine months ended October 2, 2022 to better align the cost structure of the business with projected revenue levels. In the nine months ended October 2, 2021, we incurred $0.7 million of other operating expenses, comprising of $3.7 million for restructuring and other charges associated with the consolidation of offices in the APAC region and the reorganization of our supply chain function, partially offset by a $3.0 million release of contingent consideration associated with a prior acquisition.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Other income (expenses), net	$638	**	$(132)	$(1,164)	**	$15

**Percentage change not meaningful.

The change in other income (expenses), net for the three months ended October 2, 2022, compared to the prior year period was mainly attributable to higher interest earned on our short-term investments and lower net loss on our long-term investments. The change in other income (expenses), net for the nine months ended October 2, 2022 was primarily due to increased net losses on our short-term investments.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Provision for (benefit from) income taxes	$(4,314)	**	$3,199	$(8,967)	**	$15,383
Effective tax rate	285.1%		25.0%	12.5%		23.4%

**Percentage change not meaningful.

The change in taxes for the three months ended October 2, 2022, compared to the prior year period, was primarily due to the pre-tax loss of $1.5 million during the period coupled with the impact of changes in estimate for the effective tax rate resulting in a true-up in tax benefits recorded for the prior periods. Additionally, we recorded a tax benefit for favorable changes in estimates recorded during the quarter upon completion of the 2021 US federal tax return. For the nine months ended October 2, 2022, the tax benefit for favorable changes in estimates recorded during the quarter upon completion of the 2021 US federal tax return was offset by the tax impact of a goodwill impairment that is not deductible for tax purposes. For the three and nine months ended October 3, 2021, tax expenses were partially offset by tax benefits related to stock-based compensation and non-taxable income related to adjustments to acquisition-related contingent accruals. Additionally, we recorded a tax benefit for favorable changes in estimates recorded during the fiscal quarter upon completion of the 2020 US federal tax return.

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

Connected Home Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Net revenue	$150,581	(27.8)%	$208,539	$409,787	(39.7)%	$679,320
Percentage of net revenue	60.3%		71.9%	60.0%		74.1%
Contribution income (loss)	$(512)	**	$22,558	$(3,033)	**	$101,189
Contribution margin	(0.3)%		10.8%	(0.7)%		14.9%

**Percentage change not meaningful.

Connected Home net revenue decreased in the three and nine months ended October 2, 2022, compared to the prior year periods, mainly due to a contraction of the U.S. consumer WiFi market. The size of the U.S. consumer WiFi market declined as compared to 2021 when consumers were continuing to purchase WiFi networking products at elevated levels due to continued pandemic driven work and schooling from home mandates. The decline in demand was experienced across all product categories in the three and nine months ended October 2, 2022. While we saw a decline in demand for home wireless products, compared to the prior year period, in the nine months ended October 2, 2022, we continued to experience growth in our super-premium WiFi 6 mesh systems, and 5G mobile hotspots in both the retail and service provider channels, as well as revenue growth from our services. Geographically, we experienced decreases across all three regions in the three and nine months ended October 2, 2022, compared to the prior year periods.

Connected Home experienced contribution losses in the three and nine months ended October 2, 2022, mainly attributable to lower net revenue and gross margin achievement, contributing to a lack of operating expense leverage. The lower gross margins compared to the prior year periods were primarily driven by increased component and transportation costs. In the second and third quarters of 2022, we took action to adjust the cost structure of the Connected Home business to align with projected revenue levels. However, we expect the Connected Home contribution margin to remain challenged in the fourth quarter of 2022, as we sell through inventory brought in when freight rates were higher.

SMB Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 2, 2022	% Change	October 3, 2021	October 2, 2022	% Change	October 3, 2021
Net revenue	$99,006	21.3%	$81,611	$273,582	15.2%	$237,566
Percentage of net revenue	39.7%		28.1%	40.0%		25.9%
Contribution income	$23,683	38.2%	$17,137	$53,844	8.1%	$49,831
Contribution margin	23.9%		21.0%	19.7%		21.0%

SMB net revenue increased for the three and nine months ended October 2, 2022, compared to the prior year periods, primarily due to record demand for the Pro AV product line of managed switches. Geographically, despite supply chain challenges and negative foreign exchange impact, SMB net revenue increased across all three regions in the three and nine months ended October 2, 2022, compared to the prior year periods.

         SMB contribution income increased in the three and nine months ended October 2, 2022, compared to the prior year periods. The increases were primarily attributable to net revenue growth and operating expense leverage. Contribution income increase in the nine months ended October 2, 2022 was partially offset by lower gross margin achievement primarily driven by increased air freight expenditures as a percentage of net revenue.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of October 2, 2022, we had cash, cash equivalents and short-term investment of $233.2 million, a decrease of $38.3 million from December 31, 2021.

As of October 2, 2022, approximately 36% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Nine Months Ended
(In thousands)	October 2, 2022	October 3, 2021
Cash used in operating activities	$(8,799)	$(8,498)
Cash used in investing activities	(98,098)	(7,433)
Cash used in financing activities	(23,947)	(47,262)
Net cash decrease	$(130,844)	$(63,193)

Operating activities

The change in net cash used in operating activities for the nine months ended October 2, 2022, compared to the prior year period, primarily due to lower net revenue.

Our accounts payable (excluding payables related to property and equipment) increased from $73.2 million as of December 31, 2021 to $86.7 million as of October 2, 2022, primarily due to timing of inventory receipts and supplier payments. Inventory decreased from $315.7 million as of December 31, 2021, to $298.1 million as of October 2, 2022, as we work to realign inventory carrying levels with projected demands.

Investing activities

Net cash used in investing activities increased by $90.7 million in the nine months ended October 2, 2022, compared to the prior year period, mainly driven by net purchases of short-term investments.

Financing activities

Net cash used in financing activities decreased by $23.3 million in the nine months ended October 2, 2022, compared to the prior year period, primarily due to lower purchases of our common stock and lower proceeds from exercise of stock options.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the nine months ended October 2, 2022 and October 3, 2021, we repurchased and retired, reported based on trade date, approximately 1.0 million and 1.6 million shares of common stock, respectively, at a cost of approximately $24.4 million and $57.5 million, respectively, under the repurchase authorizations. As of October 2, 2022, approximately 2.5 million shares remained authorized for repurchase under the repurchase program.

We also repurchased and retired, reported based on trade date, approximately 198,000 and 197,000 shares of common stock, respectively, at a cost of approximately $4.7 million and $7.5 million during the nine months ended October 2, 2022, and October 3, 2021, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Preserving strong liquidity and generating cash remain paramount as the pandemic and its related supply chain challenges continue to persist. We expect to continue to opportunistically repurchase shares in future periods. On August 16, 2022, the “Inflation Reduction Act” (“IRA”) was signed into law, which includes a 1% exercise tax on stock repurchases. We do not expect the 1% exercise tax on stock repurchases under IRA will have a material impact to our financial statements for the tax years after December 31, 2022.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of October 2, 2022, from those as of December 31, 2021, disclosed in Part II, Item 7, of our Annual Report.

As of October 2, 2022, we had $120.7 million of purchase obligations which represented non-cancellable inventory-related purchase agreements with suppliers, up from $94.8 million as of December 31, 2021, as we align our procurement with anticipated demand for our products. A further $664.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

We lease office space, cars, distribution centers and equipment under non-cancelable operating leases with various expiration dates through November 2027. As of October 2, 2022, we had approximately $45.0 million in non-cancelable operating lease commitments included on the condensed consolidated balance sheet. The amounts presented are consistent with contractual terms and are not expected to differ significantly unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

Recent Accounting Pronouncements

Information with respect to this item many be found in Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, which are hereby incorporated by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 2, 2022, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

•

We have been investing in additional in-house resources on software research and development, which could disrupt our ongoing business and present distinct risks from our historically hardware-centric business.

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

•	We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets.
•	If our goodwill and intangible assets become impaired, we may be required to record a significant charge to earnings.
•	Governmental regulations of imports or exports affecting Internet security could affect our net revenue.
•	We are exposed to credit risk and fluctuations in the market values of our investment portfolio.

General Risk Factors

•	Global economic conditions could materially adversely affect our revenue and results of operations.
•	If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.
•	Political events, war, terrorism, public health issues, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.
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

We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. The outbreak of the COVID-19 pandemic has led to significant limitations on the availability of key transportation resources and a significant increase in the cost of air and ocean freight. These developments negatively impact our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. For example, the COVID-19 outbreak and subsequent lockdown in Shenzhen, China in the first quarter of 2022 had a disruptive impact on material flow from Southern China to our manufacturers in Vietnam and Thailand. The disruption to the transportation network, including schedule changes and shipping delays, led to a material shortfall in our revenue and profitability in the first quarter of 2022. We believe that continued COVID-19 related lockdowns in China constitutes our biggest risk for the remainder of 2022, as a number of electrical and mechanical components that go into our products are manufactured there. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war or terrorism like in Russia/Ukraine, natural disasters, pandemics like COVID-19 and congestion resulting from higher shipping volumes. The global effects of climate change can result in increased frequency and intensity of these natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Labor disputes among freight carriers and at ports of entry are common, and we expect labor unrest and its effects on shipping our products to be a continuing challenge for us. A port worker strike, work slow-down or other transportation disruption in the ports of Los Angeles or Long Beach, California, where we have a significant distribution center, could significantly disrupt our business. We have experienced such disruption at both ports, due to multiple factors brought about by the COVID-19 pandemic, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and have suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. This could materially and adversely affect our business and financial results, and, if significant disruptions along these lines continue, especially if they were to take place within the last few weeks of any quarter, this could lead to further significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls, which would materially adversely affect our business and financial results.

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and would result in delayed or lost revenue as well as customer-imposed penalties. While transportation costs are beginning to decrease, if fuel prices continue to increase, our transportation costs may increase again. Similarly, supply chain disruptions such as those described in the preceding paragraph, may also lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight had previously increased to at least eight times historical levels and had a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Just as ocean freight costs had previously increased due to the aforementioned supply chain disruptions, the cost of air freight had previously increased, as well, up to five times historical levels. Significant increases in the cost of both ocean and air freight would severely disrupt our business and harm our operating results, and in particular, our profitability.

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

For example, the COVID-19 outbreak and subsequent lockdowns in Shenzhen, China in the first quarter of 2022 had a disruptive impact on material flow from Southern China to our manufacturers in Vietnam and Thailand. The disruption to the transportation network, including schedule changes and shipping delays, led to a material shortfall in our revenue and profitability in the first quarter of 2022. Further, as the COVID-19 virus continues to spread and evolve to other variants and the availability of vaccines against the COVID-19 virus varies greatly around the world the potential for future lockdowns which may adversely affect our ability to supply products remains a significant risk going forward. Similarly, current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport labor and vehicles, port closures or congestion, and increased border controls or closures, have impacted and may continue to impact our ability to meet demand and could materially adversely affect us. For example, as mentioned above in the risk factor “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease”, we had previously experienced significant increases in the cost of ocean freight and air freight as a result of the pandemic, and we believe that continued pandemic related lockdowns in China constitutes our biggest risk for the remainder of 2022, due to the large concentration of electrical and mechanical components that go into our products that are manufactured there, which would also negatively affects our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. We have also experienced shortages in freight capacity. This can negatively impact our ability to ship volume predictably and on a lower cost basis.

In addition, rapidly shifting consumer demand during the pandemic can lead to unexpected results of operations. Although we had previously seen a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures, we have also seen this increase in demand taper as vaccines have become widely available and consumers return to work or school and the impact of the COVID-19 pandemic subsides, particularly in North America where we derive a substantial portion of our revenue. If this tapering of demand occurs at a more rapid pace than we are forecasting, as happened during the first half of 2022, our revenue, profitability and other financial results could be adversely affected. Unanticipated increase in demand has also put strain on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet this demand. In particular, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, microcontrollers, power over ethernet chipsets and power integrated circuits, significantly constrains our ability to meet the increased demand and over the course of the past year, we have seen lead times for some of these key components increase dramatically from as low as 8 weeks to up to 52 weeks currently. This in turn puts pressure on our ability to accurately forecast and increases the likelihood that the accuracy of such forecasts will be lower, which could materially adversely affect our financial results. During the second and third fiscal quarters of 2020, we experienced a weakening in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold, and during the second fiscal quarter of 2021 and first three fiscal quarters of 2022, we experienced a softening in demand for our Connected Home products which was below our previous forecasts. If we continue to experience weakened demand in either our Connected Home or SMB business segments that is not in line with our forecasts, our revenue, profitability and other financial results would be materially adversely impacted.

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

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If we improperly forecast demand for our products, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, demand for our Connected Home products for the first three quarters of 2022 turned out to be lower than we previously forecasted, and resulted in our revenue for our Connected Home products for the first three quarters of 2022 to come in lower than expected, as our channel partners in the U.S. are expected to replenish inventory slower than they sell it through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. More recently, many of our retail partners have announced further reductions in their target inventory levels beyond what they had previously communicated to us in 2022, which may lead to lower revenue and profitability for the Connected Home business than we expected for the fourth quarter of 2022 and into the 2023 fiscal year.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned above in the risk factors “If disruptions in our transportation network occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and net revenue and our gross margin could decrease” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we have experienced high freight costs and component costs. We provided notice of price increases to our customers that became effective during the first quarter of 2022, which may impact end user demand for our products and place us at a disadvantage to our competitors. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

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

In addition, adverse changes in economic conditions or unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, due to economic conditions, our customers have announced reductions in their target inventory. This shift may have a longer-term impact on the inventory levels these customers choose to carry.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in the third quarter of fiscal 2022 and approximately 35% of overall net revenue in fiscal 2021. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. International operations are subject to a number of other risks, including:

•	exchange rate fluctuations and inflation;
•	political and economic instability, such as between Russia/Ukraine and China/Taiwan, international terrorism and anti-American sentiment, particularly in emerging markets;
•	potential for violations of anti-corruption laws and regulations, such as those related to bribery and fraud;
•	preference for locally branded products, and laws and business practices favoring local competition;
•

changes in local tax and customs duty laws or changes in the enforcement, application or interpretation of such laws (including potential responses to the higher U.S. tariffs on certain imported products implemented by the U.S.);

•	consequences of, and uncertainty related to, the “BREXIT” deal by the United Kingdom and the current transition, which could lead to additional expense and complexity in doing business there;
•	increased difficulty in managing inventory and reduced inventory level targets;
•	delayed revenue recognition;
•	unpredictable judicial systems, which may unfairly favor domestic plaintiffs over foreign corporations, or which may more easily impose harsher penalties such as import injunctions;
•	less effective protection of intellectual property;
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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, in the past certain network security companies such as Symantec have introduced security routers for the home consumer market to compete with us and we believe that other network security companies may also seek to do the same. Price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope, Eero by Amazon and Linksys by Foxconn. Additionally, in the case of Linksys, Foxconn is one of our main third-party manufacturing partners, which presents an additional risk if Foxconn decides to prioritize its interest in Linksys over its relationship with us. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations

If we fail to continue to introduce or acquire new products and services that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain net revenue and gross margins.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, and manufacture and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development, including software development for our products and complementary services and applications. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk mobile hotspot products and Orbi WiFi system, and to introducing additional and improved models in these lines. If these products do not continue to maintain or achieve widespread market acceptance, or if we are unsuccessful in capitalizing on other smart home market opportunities, our future growth may be slowed and our financial results could be harmed. Also, as the mix of our business increasingly includes new products and services that require additional investment, this shift may adversely impact our margins, at least in the near-term. For example, we are making significant investments in the development and introduction of our new WiFi 6 products and accompanying services, including marketing efforts to build awareness of the benefits of this next-generation WiFi standard and the importance of our services. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product will have on existing product sales. We will also need to respond effectively to new product announcements by our competitors by quickly introducing competitive products.

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

•	operational disruptions, such as transportation delays or failure of our order processing system, particularly if they occur at the end of a fiscal quarter;
•	component supply constraints, including specialized WiFi 6 chipsets, or sudden, unforeseen price increases from our manufacturers, suppliers and vendors;
•	unanticipated increases in costs, including air and ocean freight, associated with shipping and delivery of our products;
•	the inability to maintain stable operations by our suppliers, distribution centers and other parties with which we have commercial relationships;
•	the duration and impact of the COVID-19 pandemic and macroeconomic conditions, particularly on our supply chain, our channel partners and our end market sales;
•	seasonal shifts in end market demand for our products, particularly in our Connected Home business segment;
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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors and may choose to reduce their inventory levels. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or inventory levels or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space and inventory levels, which would harm our operating margin. Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic has accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. Recently, we have begun to sell products and services directly to consumers from our own e-commerce platforms. This has required a material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially and adversely affect our results of operations.

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

* If we fail to overcome the challenges associated with managing our broadband service provider sales channel, our net revenue and gross profit will be negatively impacted.

We sell a significant number of products through broadband service providers worldwide. However, the service provider sales channel is challenging and exceptionally competitive. Difficulties and challenges in selling to service providers include a longer sales cycle, more stringent product testing and validation requirements, a higher level of customization demands, requirements that suppliers take on a larger share of the risk with respect to contractual business terms, competition from established suppliers, pricing pressure resulting in lower gross margins, and irregular and unpredictable ordering habits. For example, rigorous service provider certification processes may delay our sale of new products, or our products ultimately may fail these tests. In either event, we may lose some or all of the amounts we expended in trying to obtain business from the service provider, as well as lose the business opportunity altogether. In addition, even if we have a product which a service provider customer may wish to purchase, we may choose not to supply products to the potential service provider customer if the contract requirements, such as service level requirements, penalties, and liability provisions, are too onerous. Accordingly, our business may be harmed and our revenues may be reduced. We have, in exceptional limited circumstances, while still in contract negotiations, shipped products in advance of and subject to agreement on a definitive contract. We do not record revenue from these shipments until a definitive contract exists. There is risk that we do not ultimately close and sign a definitive contract. If this occurs, the timing of revenue recognition is uncertain and our business would be harmed. In addition, we often commence building custom-made products prior to execution of a contract in order to meet the customer’s contemplated launch dates and requirements. Service provider products are generally custom-made for a specific customer and may not be scalable to other customers or in other channels. If we have pre-built custom-made products but do not come to agreement on a definitive contract, we may be forced to scrap the custom-made products or re-work them at substantial cost and our business would be harmed.

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

Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory and production of our products for our service provider customers is a challenge and may be further exacerbated by current macroeconomic uncertainties and geopolitical instability. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. These cancellations could lead to substantial write-offs. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. Further, as the technology underlying our products deployed by broadband service providers matures and more competitors offer alternative products with similar technology, we anticipate competing in an extremely price sensitive market and our margins may be affected. If we are unable to introduce new products with sufficiently advanced technology to attract service provider interest in a timely manner, our service provider customers may then require us to lower our prices, or they may choose to purchase products from our competitors. If this occurs, our business would be harmed and our revenues would be reduced.

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

* We have been investing in additional in-house resources on software research and development, which could disrupt our ongoing business and present distinct risks from our historically hardware-centric business.

We continue to evolve our historically hardware-centric business model towards a model that includes more sophisticated software offerings, including subscription services and applications that complement our products and are intended to drive subscriber growth and future recurring revenue. As such, we will further evolve the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers, as well as related services. While we have invested in software development in the past, we may continue to expend additional resources in this area in the future, including key new hires. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations and insufficient revenue to offset expenses associated with this strategy. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful. Any increased investment in software research and development may materially adversely affect our financial condition and operating results.

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

* If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

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

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position and cash flows. Although a portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries and customers both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe, Japan and Australia as well as our global operations, and non-U.S. dollar denominated operating expenses and certain assets and liabilities. In addition, weaknesses in foreign currencies for U.S. dollar denominated sales could adversely affect demand for our products. For example, the strengthening of the U.S. dollar this past year has had a meaningful negative impact on our international revenue and our profitability, particularly in our SMB business where approximately 50% of revenue is in foreign currency. Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency denominated costs. As a result, we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

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

* If our goodwill and intangible assets become impaired, we may be required to record a significant charge to earnings.

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

Recently, various regions worldwide have experienced slow economic growth and high inflation. In addition, current geopolitical challenges in China, Ukraine and Russia, including any global economic ramifications of these challenges, may continue to put negative pressure on global economic conditions. If conditions in the global economy, including Europe, Asia, Australia and the United States, or other key vertical or geographic markets deteriorate, such conditions could have a material adverse impact on our business, operating results and financial condition. For example, during the second half of 2019, our APAC sales were dampened by a sudden economic downturn in the China/Hong Kong region due to the escalating trade war, Yuan depreciation and the unstable sociopolitical situation in Hong Kong. These same factors have also negatively impacted financial institutions on which we rely, which could further disrupt our business in the region or limit our ability to access certain assets. If we are unable to successfully anticipate changing economic and political conditions, we may be unable to effectively plan for and respond to those changes, which could materially adversely affect our business and results of operations.

In addition, the economic problems affecting the financial markets and the uncertainty in global economic conditions resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market, high inflation and high unemployment. For example, the challenges faced by the European Union to stabilize some of its member economies, such as Greece, Portugal, Spain, Hungary and Italy, have had international implications affecting the stability of global financial markets and hindering economies worldwide. In the United States, the Federal Reserve continues to increase  interest rates to counteract rising inflation. The European Central Bank has also increased its interest rates to counteract rising inflation. Should the European Union or United States monetary policy measures be insufficient to restore confidence and stability to the financial markets or should there be additional economic or political instability, the global economy, including the U.S., U.K. and European Union economies where we have a significant presence, could be hindered, which could have a material adverse effect on us.

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

* Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of technology and other companies, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include:

•	actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•	actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;
•	conditions in the financial markets in general or changes in general economic conditions, including government efforts to mitigate economic downturns or control inflation;

•	novel and unforeseen market forces and trading strategies, such as the massive short squeeze rally caused by retail investors on companies such as Gamestop;
•	actual or anticipated changes in governmental regulation, including taxation and tariff policies;
•	interest rate or currency exchange rate fluctuations;
•	our ability to forecast or report accurate financial results; and
•	changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 4, 2022 - July 31, 2022	39,152	$25.78	—	2.5
August 1, 2022 - August 28, 2022	2,536	$25.85	—	2.5
August 29, 2022 - October 2, 2022	3,485	$21.79	—	2.5
Total	45,173	$25.48	—

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

Date: November 4, 2022