Form 10-K
period 2022-12-31
NETGEAR, INC.
filed 2023-02-17
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 3, 2022 was approximately $525.4 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 1, 2022 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 28,912,199 shares as of February 10, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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
•
If disruptions in our transportation network continue to occur or our shipping costs substantially increase again in the future, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease.
•
To remain competitive and stimulate consumer demand, we must successfully manage new product introductions and transitions of products and services.

•
Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses.
•
Our sales and operations in international markets have exposed us to and may in the future expose us to operational, financial and regulatory risks.
•
Our business, financial condition and results of operations have been, and could in the future be, materially adversely affected by the ongoing COVID-19 pandemic.
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
•
We invest in companies primarily for strategic reasons but may not realize a return on our investments.

Risks Related to Our Products, Technology and Intellectual Property

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
•
We make substantial investments in software research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.
•
If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges

•
We are currently involved in numerous litigation matters and may in the future become involved in additional litigation.

•
We have been exposed to and may in the future be exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.
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
•
If our goodwill and intangible assets become impaired, as occurred in 2022, we may be required to record a significant charge to earnings.

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
•
Our stock price has experienced recent volatility and may be volatile in the future and your investment in our common stock could suffer a decline in value.
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

In the years ended December 31, 2022, 2021, and 2020, we generated net revenue of $932.5 million, $1.17 billion, and $1.26 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the internet by providing advanced, high-performance and premium networking technologies and internet-connected products for consumers, businesses and service providers. There are a number of factors that are driving today’s demand for products within these markets. As consumer behavior shifts to doing even more online, including shopping, work-, fitness- and schooling-from-home, the demand for high-performance, dependable and secure WiFi continues to increase. The growing need for always on, secure high speed internet connectivity anywhere and everywhere has become a greater priority for households and businesses. The ever-growing number of internet-connected devices, such as security cameras, heating and air conditioning systems, increasing internet speeds available to homes, new WiFi standards (the transition from WiFi 5 and 6 to WiFi 6E and the anticipated WiFi 7) and the growth of bandwidth-hungry applications such as 8K video streaming and gaming, as well as anticipated augmented reality (“AR”) or virtual reality (“VR”) and Metaverse have all increased the need for more robust networking solutions.

Over the last decade, technology transformation has driven a need for constant connectivity. Consumers, small businesses and service providers demand networking products, incorporating the latest technology, that fit their specific needs and budgets. In particular, high-income consumers with large numbers of connected devices and fast broadband subscriptions are investing in premium home WiFi solutions, such as our Orbi WiFi 6 and WiFi 6E Tri-band and Quad-band Mesh products. While there is always a need for point solutions that enhance or extend the functionality provided by internet service providers (“ISPs”), there is also a growing demand for premium WiFi devices and networks that combine the newest WiFi standards with elegant design and a seamless app experience to accommodate the end-to-end networking needs of homes that are becoming increasingly smarter. And in an environment that makes it possible for people to work or learn from anywhere, digital nomads, road warriors, vacationers, even those living in rural areas without access to reliable wired broadband need robust, secure mobile solutions to support their online lives. End users desiring faster WiFi speeds, capacity for more devices and lower latency than ever before also often lack the technical skills or resources to fully realize these capabilities, making “plug and play” setup and ease of use priorities. Consumers and businesses also prefer the convenience of obtaining networking solutions from a single company and a positive customer experience has shown to produce brand loyalty. We recognize that customers see reliability, usability, security and performance as key factors when purchasing products and services. To provide desirable products and services at attractive prices, we focus on the unique requirements of these markets, and exercise strong operational discipline.

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

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. However, increasingly we are seeing products designed for small and medium-sized businesses move through these channels. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers, increasingly leveraging their online presence in addition to their in-store space and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Amazon.com, Inc., Best Buy Co., Inc., Wal-Mart Stores, Inc. and their respective affiliates.

DMRs and VARs. We sell into the business marketplace through an extensive network of DMRs and VARs. Our DMRs include companies such as CDW Corporation and Insight Corporation. VARs include our network of registered NETGEAR Solution Partners. DMRs and VARs may receive sales incentives, marketing support and other program benefits from us. Our DMRs and VARs generally purchase our products through our wholesale distributors and audio-visual manufacturers that purchase our switches to include in their complete solutions.

Broadband Service Providers. We also supply directly to broadband service providers in the United States and internationally providing DSL, WiFi and 4G/5G mobile broadband products. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include AT&T and Telstra.

Direct Online Store. We sell directly online at www.netgear.com in the United States and internationally to consumers and businesses. Through our direct online store, we provide high-performance and premium networking and internet connected products and subscription services, some of which are only available at www.netgear.com. The direct online store also allows us to deliver curated rich content to supplement the purchase journey of customers, in addition to establishing a direct relationship with our customers.

The largest portion of our net revenues was derived from the Americas, representing approximately 66% and 67% of net revenue in the years ended December 31, 2022 and 2021, respectively. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, governmental regulations, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K.

For information regarding our significant customers, refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Product Offerings

Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. We are dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

Connected Home. Includes premium connectivity solutions that create and extend wired and wireless networks in homes and small businesses to connect devices to the internet, enable connection to broadband networks and a suite of valuable subscription services enhancing such networks. These products meet the growing needs of the premium customer for always on, secure highspeed internet connectivity for all of their devices anywhere in and around the home and on the road. They are sold primarily via our direct online store as well as traditional retailers, increasingly leveraging their online presence, in addition to their brick-and-mortar stores, and service provider channels and include:

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
•
Digital Canvasses, which enable users to display digital art and photos, including non-fungible token (“NFT”) artwork by supporting the most popular crypto wallets.
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

Small and Medium business solutions. These products and services are sold into the small and medium business marketplace through an extensive network of DMRs and VARs, NETGEAR.com, and through brick-and-mortar retail and e-commerce channels and include:

•
Pro AV Solutions, which include high-performance flexible switches that are engineered for AV over IP for both enterprise and home installation;
•
Enterprise grade Cloud managed or standalone access points, which are devices used to manage and control WiFi on a campus, a facility, or an office providing WiFi connections to smart phones, tablets, laptops and other computing devices;
•
Ethernet switches, which are multiple port network devices used to connect devices using IP protocols; and
•
NETGEAR Insight services, which help small businesses to remotely deploy, monitor, manage and secure their networks easily and seamlessly.

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a modern business. For example, our business products provide data transfer rates up to ten gigabits per second to meet the higher capacity requirements. Our newest Power over Ethernet (“PoE”)++ switches, including cloud managed and unmanaged PoE switches, provide elevated power budgets and uninterrupted PoE++ power for businesses of all sizes to address the growing need for deployment of multiple PoE devices with more power, due to the widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other new applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. As a result of the COVID-19 pandemic, there continues to be a shift in the demand and use cases for SMB products as more small businesses are now running out of homes. This shift has contributed to growing the market for lower port count switches and our SMB wireless offerings. In addition, we continue to see a shift from traditional AV applications utilizing HDMI technology to Ethernet switching driven by a transition from the 1080p to 4K to 8K video, and broadcast moving towards multicast streaming. IP provides an economical path to building high performance, scalable AV networks.

Security requirements within our products for business broadband access include firewall and VPN capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security and remote configurability often required in a business setting.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our Connected Home business continues to make progress on our core long-term strategy of focusing on the premium and higher-margin segments of the market, where we demonstrate highly differentiated technology. Our focus is to continue to introduce new products and services into growth areas that form the basis of smart homes.

Our vision for the business network is to increase the effectiveness, efficiency and supportability of the hybrid cloud access network. We believe small and medium-sized enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SAP SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on-demand computing power supplied by third-party data centers. With the increased adoption of hybrid and fully remote work environments, along with increases in new businesses being established at home, we see a need for greater networking capabilities as workforces become more dispersed. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our PoE(+/++) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand, we are introducing next-generation technology, such as: PoE switches, Multi-gigabit Ethernet switches, small to medium capacity campus wireless LAN, audio and AV over IP for Pro AV applications in both commercial and residential applications. In addition, our Insight line of cloud-connected networking devices can be managed remotely and securely via mobile apps or browser interfaces, providing continuous monitoring and instantaneous fault notification.

Competition

The consumer, business and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the consumer markets, companies such as ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Minim (Motorola licensee), Google WiFi, Samsung, and TP- Link;
•
within the business markets, companies such as Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Extreme, Fortinet, Hewlett-Packard Enterprise, Palo Alto Networks, QNAP Systems, SonicWall, Snap AV, Synology, TP- Link, Ubiquiti, and WatchGuard; and
•
within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan.

Our potential competitors include other consumer electronics vendors, including Apple, Lifelock, LG Electronics, McAfee, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from ISPs who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) who are selling and attempting to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses, while Google and Amazon compete in the consumer WiFi product market, and both have substantially greater financial resources than we do. Several of our competitors, such as

TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors compete in a more limited manner. For example, Dell sells networking products primarily targeted at larger businesses or enterprises while Google and Amazon primarily only sell WiFi mesh systems. The competitive environment in which we operate changes rapidly due to technological reasons and other factors outside of our control, such as new entrants to the market and the ability of market participants to adapt to changing environments, such as the lingering impact from the COVID-19 pandemic. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

We believe that the principal competitive factors in the consumer, business and service provider markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality and reliability, ease-of-installation, maintenance and use, security and privacy, and customer service and support. We believe our products are competitive in these markets based on these factors. To remain competitive, we believe we must continue to aggressively invest resources in highly differentiated, premium connectivity solutions, complemented by valuable subscription services, expanding our sales channels including our direct-to-consumer capabilities, increasing engagement with our customers and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on the security of our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

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

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as Hon Hai Precision or Foxconn Corporation), Delta Electronics Incorporated, Wistron NeWeb Corporation, and Pegatron Corporation, all of which are headquartered in Taiwan. We also manufacture in Haiphong, Vietnam at a facility owned by Shenzhen Gongjin Electronics Co., Ltd. (more commonly known as T&W), which is headquartered in China. We manufacture US bound products in Vietnam, Thailand, Indonesia, and Taiwan, with a limited number of legacy products produced in China. We distribute our manufacturing among a limited number of key suppliers and seek to avoid excessive concentration with any one single supplier. Any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. If our manufacturing or warehousing facilities are disrupted or destroyed, we would not have readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. Our own product quality organization based in Singapore and Taiwan is responsible for auditing and inspecting product quality on the premises of our ODMs to maintain quality standards for our suppliers.

We obtain several key components from limited or sole sources. These include many of the semiconductors used in our products, which are designed specifically for the products and obtained from sole source suppliers on a purchase order basis like switching fabric semiconductors used in our Ethernet switches and internet gateway products; wireless local area network chipsets used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. We also have limited sources for components including connector jacks, plastic casings and physical layer transceivers. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements or component lead times deviate from expectations, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased costs to procure supply. For instance, for much of 2022, we experienced supply shortages for core networking semiconductor components, and additionally power IC and voltage regulator chipsets due to high demand, resulting in elongated manufacturing timelines.

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California and Flexe Inc. in Lathrop, California serve the Americas region, Kerry Logistics Ltd. in Singapore serves the Asia Pacific region, DSV Solutions B.V. Netherlands serves the EMEA region, and Likewize Logistics Pty Ltd. in Melbourne, VIC, Australia serves Australia and New Zealand.

Sales and Marketing

We work directly with our retail partners on market development activities, such as co-advertising, online promotions and video demonstrations, live and virtual event sponsorships and sales associate training. We also participate in major industry trade shows and marketing events. Our marketing department is comprised of our channel marketing, product marketing and corporate marketing groups.

Our channel marketing team focuses on working with the sales teams to maximize our participation in channel partner marketing activities and merchandise our products both online and in store.

Our product marketing group focuses on product and service strategy, product and service development roadmaps, the new product introduction process, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product and services development activities, product and services launches, and ongoing demand and supply planning for our products occur in a well-managed, timely manner in coordination with our development, manufacturing, and sales groups, as well as our ODM and sales channel partners.

Our corporate marketing group is responsible for defining and building our corporate brand, supporting the business units with creative marketing strategies and driving traffic to our online and in-app platforms. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for targeted full-funnel marketing, including paid, earned and owned channels; delivering a seamless purchase journey and leveraging our loyal customers to advocate for the NETGEAR brand. Marketing tactics include driving the social media and online marketing strategy, public relations, installed base marketing programs, community engagement programs, sponsorships and events, and corporate websites worldwide, as well as creative production for all product categories.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 222 issued United States patents that expire between years 2023 and 2040 and 36 foreign patents that expire between 2024 and 2035. In addition, we currently have approximately 24 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

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

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand from consumer markets primarily relating to the beginning of the school year and the holiday season. This pronounced seasonality has been previously offset by irregular and significant purchases from customers in other markets, such as the service provider market. In 2022, we had a flatter trend than we historically observe as we experienced a contraction of the U.S. consumer WiFi market and supply chain constrains that limited our ability to meet the demand for certain products.

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

Other Regulations

As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the “GDPR”), and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future. For further discussion of how government regulations may affect our business, see the related discussion in “Risk Factors – Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges”.

Human Capital

As of December 31, 2022, we had 691 full-time employees, with 229 in sales, marketing and technical support, 252 in research and development, 84 in operations, and 126 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees, no personnel are represented under collective bargaining agreements, and we consider our relations with our employees to be good.

Culture and Engagement

Our mission to connect the world using innovative networking products cannot be achieved without employing imaginative, talented and committed individuals from around the world. We strive to foster a diverse and inclusive environment that both attracts and retains team members who align with our core values of: achievement, simplicity, people, innovation, results, and ethics.

As a truly global enterprise, we work every day to go beyond accepting diversity- we celebrate it, we support it, and we cultivate it. We offer ongoing development programs, including CEO Action for Diversity & Inclusion and Employee Resource Groups (ERG): the Black Employee Resource Group, and Women in the Workplace Resource Group. We conduct regular engagement surveys every two years to increase and monitor employee engagement. The surveys help us to identify areas where we can improve our policies, maximizing the engagement and performance of our employees. Since initiating the surveys in 2014, we have never fallen below a 95% participation rate. Our most recent employee experience survey was conducted in 2021 and had a 99% participation rate.

Diversity and Inclusion

We believe that our employee population should reflect the communities where we live and serve. We are committed to promoting and cultivating an inclusive and diverse culture that welcomes and celebrates everyone without bias. We seek to foster a diverse working environment, representing a broad spectrum of backgrounds and cultures that promotes innovative ideas and products.

To foster a culture of respect within our workplace, we provide employees with training on Diversity, Equity, and Inclusion (DEI) topics. Our Diversity and Inclusion course is required by all employees and helps to ensure that they understand our diversity and inclusion goals, from recruitment to team development. We educate employees on belongingness, empathy, and on our internal efforts toward a more diverse workforce. Our Reflection on Bias course helps employees to recognize, deal with, and prevent bias through understanding the needs of diverse groups at NETGEAR. These training courses help equip our employees with the skillset they need to be an ally, taking us one step closer to more inclusive operations.

We demonstrate diversity, equity, and inclusion at the highest levels of our company. As of December 31, 2022, 57% of our independent directors were female, and approximately 55% of our executive management team self-identify as an underrepresented minority, in terms of race, ethnicity, or gender. In addition, women represented approximately 22% of technical positions worldwide and approximately 36% of leadership roles worldwide.

Recruitment and Retention

We recognize that attracting, motivating and retaining talent at all levels is vital to continuing our success. By improving employee retention and engagement, we also improve our ability to support our customers and protect the long-term interests of our stakeholders and stockholders. We invest in our employees through high-quality benefits and various health and wellness initiatives, and offer competitive compensation packages, ensuring fairness in internal compensation practices. To further engage and incentivize our workforce, we offer a wide range of programs and avenues for support, motivation, and professional recognition. We provide training courses to ensure the professional development of our employees and we have a Management Development Program, a series of courses that all people managers are required to complete.

We offer compelling global incentives to reinforce our performance-driven culture and attract and reward leading talent. We offer global competitive and meaningful total rewards programs that meet the diverse needs of our employees, while also reflecting local market practices. Our total rewards approach is designed to deliver cash, equity, and benefit programs that are competitive with those offered by comparable companies in the technology industry and reflect anticipated local market demands and evolving business needs. Other than the base salary program, all of our cash and equity programs are dependent upon the achievement of individual and company performance. In addition to competitive salaries and bonuses, we grant equity-based compensation to a significant portion of our employees and our employees are eligible to participate in our Employee Stock Purchase Plan. Equity serves as a key component in attracting, retaining, and motivating our employees. We also provide the opportunity for equity ownership through our employee stock purchase plan. We provide competitive benefits that include retirement planning, health care, parental leave, flexible time away, and appreciation events for employees. In addition, we offer benefits to support our employees’ physical and mental health.

Employee Health and Safety

The health and safety of our employees are critical to our success and thus one of our top priorities. We frequently monitor workplace cleanliness and safety in an effort to promote hygiene and minimize injuries. Our Corporate Emergency Response Team and Business Continuity Program equip employees with essential knowledge and supplies in case of emergencies. We periodically examine various Health and Safety aspects such as safe and clean workplaces, emergency preparedness, injury and illness, industrial hygiene, ergonomics, machine safeguarding, and more. We are also dedicated to maintaining updated safety guidelines for all of our products. Health and safety are covered under our Responsible Business Alliance (RBA) guided audit program and corporate facilities

COVID-19 response

In response to the COVID-19 outbreak, we implemented significant changes that we determined were in the best interest of our employees, as well as the communities in which we operate, in compliance with government regulations. This includes that during the first quarter of 2020, we transitioned to have the vast majority of our employees work from home and implemented additional safety measures for employees continuing critical on-site work, such as engineering. As COVID-19 restrictions have eased in 2022, some of our offices, including our San Jose headquarters, have transitioned to hybrid work. We continue to actively monitor the situation and will continue to adapt our business operations as necessary. The flexible work experiences have enabled our teams to remain connected with each other and with our customers while maintaining and enhancing productivity, operational excellence and innovation.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 10, 2023.

Name	Age	Position
Patrick C.S. Lo	66	Chairman and Chief Executive Officer
Bryan D. Murray	48	Chief Financial Officer
Heidi B. Cormack	48	Chief Marketing Officer
Michael F. Falcon	66	Chief Operations Officer
David J. Henry	50	President and General Manager of Connected Home Products and Services
Andrew W. Kim	52	Chief Legal Officer
Vikram Mehta	57	Senior Vice President, SMB Products and Services
Mark G. Merrill	68	Chief Technology Officer
Tamesa T. Rogers	49	Chief People Officer
Michael A. Werdann	54	Chief Revenue Officer
Martin D. Westhead	52	Chief Technology Officer, Software

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

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. If we improperly forecast demand for our products, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs, a preferred method, and suffering a corresponding decline in gross margins. For example, in 2022, demand for our Connected Home products turned out to be lower than we previously forecasted, and resulted in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. are expected to replenish inventory slower than they sell it through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. In addition, beginning in 2022, many of our retail and service partners announced reductions in their target inventory levels beyond what they had previously communicated, and they may continue to further reduce their target inventory levels, which may lead to lower revenue and profitability for the Connected Home business.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned below in the risk factors “If disruptions in our transportation network continue to occur or our shipping costs substantially increase again in the future, we may be unable to sell or timely deliver our products, and net revenue and our gross margin could decrease” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we have experienced high freight costs and component costs. We continue to provide notices of price increases to our customers, which may impact end user demand for our products and place us at a disadvantage to our competitors. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

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

In addition, adverse changes in economic conditions or unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as mentioned above in the risk factor “If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory, or lose sales from having too few products,” many of our retail and service provider customers have reduced their target inventory levels. This shift may have a longer-term impact on the inventory levels our customers choose to carry.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we had previously experienced certain chipset shortages for some of our switching products from two of our semiconductor suppliers who did not have enough wafer capacity to satisfy our demand, and this shortage continued for several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for automobiles has increased significantly over the last three years, our supplier of micro controller units, which are used in both automobile production and our power over ethernet switches, has been forced to prioritize supply to the automobile industry, leaving us short of supply on these key components and affecting our ability to produce enough power over ethernet switches to meet our forecasted demand in a timely manner. This has resulted in our ODM partners re-designing our products to accept second source components which provide more flexibility but increases the overall cost. In addition, Taiwan Semiconductor Manufacturing Company has been periodically announcing price increases on its chips, which has led to some of our chip suppliers correspondingly increasing the cost of their chips to us. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic, geopolitical conditions, trade disputes or public health issues. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, geopolitical unrest and uncertain economic conditions, could lead to eventual shortages of necessary components sourced from impacted regions or increased component costs. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

We provide our third-party manufacturers with a rolling forecast of demand and purchase orders, which they use to determine our material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and demand and supply for a component at a given time. Some of our components have long lead times, such as WiFi chipsets, switching fabric chips, physical layer transceivers, and logic, power, analog and RF chipsets. If our forecasts are not timely provided or are less than our actual requirements, our third-party manufacturers may be unable to manufacture products in a timely manner. If our forecasts are too high, our third-party manufacturers will be unable to use the components they have purchased on our behalf. Historically, the cost of the components used in our products tends to drop rapidly as volumes increase and the technologies mature. Therefore, if our third-party manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an oversupply of higher-priced components. Moreover, if they are unable to use components ordered at our direction, we will need to reimburse them for any losses they incur, which could be material. For example, during the course of the COVID-19 pandemic, we experienced an elongation of the time from order placement to production primarily due to increased demand and the resulting component shortages and supply chain disruption. We have, at times, responded by extending our ordering horizon to as long as 18 months. When this occurs, our exposure to the foregoing risks is greater and our potential liability for losses is greater relative to our more typical ordering horizon of up to 6 to 9 months.

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply related to the COVID-19 induced lockdowns in Shenzhen, China and Shanghai, China have limited our ability to supply all the worldwide demand for our SMB switch products, and our revenue and profitability has been and continue to be affected. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

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

Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to uncertain and changing economic and geopolitical conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a manufacturer can scale its production of our products at the volumes and in the quality that we require. In addition, as we recently have transitioned a substantial portion of our manufacturing facilities to different regions, we are subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, climate change, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. For example, in late August 2021, heavy rains caused our manufacturer in Thailand to become flooded and created a one-month delay in manufacturing and required us to move some non-U.S. manufacturing back to China. Moreover, during the course of the COVID-19 pandemic there has been temporary closures of many factories, businesses, schools and public spaces, as well as travel restrictions impacting the movement of people and goods. If these closures or similar restrictions continue to occur, they may disrupt important elements of our supply chain, including the operation of our third-party manufacturing facilities and other key service providers, the availability of labor, and the supply of necessary components. If the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

If disruptions in our transportation network continue to occur or our shipping costs substantially increase again in the future, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. As discussed in the risk factor “Our business, financial condition and results of operations have been, and could in the future be, materially adversely affected by the ongoing COVID-19 pandemic” below, the COVID-19 pandemic has, at times, led to significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Rotterdam, Singapore, Los Angeles or Long Beach, California, where we have significant distribution centers, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we have experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and have suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and would result in delayed or lost revenue as well as customer-imposed penalties. Similarly, transportation network disruptions such as those described in the preceding paragraph, may also lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight had previously increased to at least eight times historical levels and had a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Just as ocean freight costs had previously increased due to the aforementioned supply chain and transportation disruptions, the cost of air freight had previously increased, as well, up to five times historical levels. While transportation costs have recently decreased, if the cost of ocean and air freight were to significantly increase again, it would severely disrupt our business and harm our operating results, and in particular, our profitability.

To remain competitive and stimulate consumer demand, we must successfully manage new product introductions and transitions of products and services.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk mobile hotspot products and Orbi WiFi system, and to introducing additional and improved models in these lines. The success of new product and services depend on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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

Accordingly, if we cannot properly manage future introductions and transitions of products and services, this could result in:

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Minim (Motorola licensee), Google WiFi, Samsung, and TP-Link. Our principal competitors in the business market include Allied Telesys, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Extreme, Fortinet, Hewlett-Packard Enterprise, Palo Alto Networks, QNAP Systems, SonicWall, Snap AV, Synology, TP-Link, Ubiquiti and WatchGuard. Our principal competitors in the service provider market include Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Plume, Sagem, Sercomm, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who sell and attempt to sell their products directly to service providers around the world.

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. These competitors may, among other things, undertake more extensive marketing campaigns, adopt more aggressive pricing policies, obtain more favorable pricing from suppliers and manufacturers, and exert more influence on sales channels than we can. Certain of our significant competitors also serve as key sales and marketing channels for our products, potentially giving these competitors a marketplace advantage based on their knowledge of our business activities and/or their ability to negatively influence our sales opportunities. For example, Amazon provides an important sales channel for our products, but it also competes with us in the mesh WiFi systems product category through its subsidiary Eero. In addition, certain competitors may have different business models, such as integrated manufacturing capabilities, that may allow them to achieve cost savings and to compete on the basis of price. Other competitors may have fewer resources but may be more nimble in developing new or disruptive technology or in entering new markets. We anticipate that current and potential competitors will also intensify their efforts to penetrate our target markets. For example, in the past certain network security companies such as Symantec have introduced security routers for the home consumer market to compete with us and we believe that other network security companies may also seek to do the same. Also, due to our recent success in the audio visual over IP market, some of our competitors may seek to enter this market as well. Price competition is intense in our industry in certain geographical regions and product categories. Many of our competitors in the service provider and retail spaces price their products significantly below our product costs in order to gain market share. Certain substantial competitors have business models that are more focused on customer acquisition and access to customer data rather than on financial return from product sales, and these competitors have the ability to provide sustained price competition to many of our products in the market. Average sales prices have declined in the past and may again decline in the future. These competitors may have more advanced technology, more extensive distribution channels, stronger brand names, greater access to shelf space in retail locations, bigger promotional budgets and larger customer bases than we do. In addition, many of these competitors leverage a broader product portfolio and offer lower pricing as part of a more comprehensive end-to-end solution which we may not have. These companies could devote more capital resources to develop, manufacture and market competing products than we could. Our competitors may acquire other companies in the market and leverage combined resources to gain market share. In some instances, our competitors may be acquired by larger companies with additional formidable resources, such as the purchase of ARRIS by CommScope, Eero by Amazon and Linksys by Foxconn. Additionally, in the case of Linksys, Foxconn is one of our main third-party manufacturing partners, which presents an additional risk if Foxconn decides to prioritize its interest in Linksys over its relationship with us. If any of these companies are successful in competing against us, our sales could decline, our margins could be negatively impacted and we could lose market share, any of which could seriously harm our business and results of operations.

Our sales and operations in international markets have exposed us to and may in the future expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in fiscal 2022 and approximately 35% of overall net revenue in fiscal 2021. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

International operations are subject to a number of other risks, including:

•
exchange rate fluctuations and inflation;
•
geopolitical and economic tensions, such as between China/Taiwan, international terrorism and anti-American sentiment, particularly in emerging markets;
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

Our business, financial condition and results of operations have been, and could in the future be, materially adversely affected by the ongoing COVID-19 pandemic.

The COVID-19 global pandemic and related mitigation measures taken by many countries have materially adversely affected and could in the future materially adversely impact our business. During the course of the pandemic, we have experienced significant disruptions to the supply chain and transportation network, including lockdowns, port closures and congestion, reduced availability of air and ground transport labor and vehicles, increased border controls or closures, schedule changes, shipping delays and shortages in freight capacity, and similar disruptions could occur in the future. These disruptions have led to significant limitations on the availability of key transportation resources and has negatively impacted our ability to ship volume predictably and on a lower cost basis, particularly when we experienced significant increases in the cost of ocean freight and air freight due to the pandemic. For example, in 2022, the COVID-19 outbreak and subsequent lockdowns in parts of China had a disruptive impact on material flow from Southern China to our manufacturers in Vietnam and Thailand and led to a material shortfall in our revenue and profitability. A large concentration of electrical and mechanical components that go into our products are manufactured in China and when factory lockdowns occurred in China, it has materially and adversely affected our manufacturing partners and component suppliers in that area and negatively impacts our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. As the COVID-19 pandemic continues to evolve, together with shifting measures taken by countries in response, it is difficult to predict how the supply chain and transportation network will be impacted. If worker illnesses, government shutdowns or other workforce interruptions occur and cause disruptions to our supply chain and transportation network, our business could be materially adversely impacted.

The COVID-19 pandemic has also increased demand uncertainty, which has led to unexpected results of operations. At the beginning of the COVID-19 pandemic, we experienced a significant increase in demand for our Connected Home products due to consumers responding to work-from-home and shelter-in-place measures and a decrease in demand for our SMB products as businesses reacted to the uncertainty caused by the pandemic and placed projects on hold. As vaccines became widely available and consumers returned to work or school, we saw decreases in demand for our Connected Home products and increases in demand for our SMB products. This demand uncertainty has put pressure on our ability to accurately forecast and increased the likelihood that the accuracy of such forecasts would be lower. In addition, unanticipated increases and decreases in demand have put strains on our manufacturing partners, suppliers and logistics partners to produce and deliver a sufficient number of products to meet such demand. For example, the limited and delayed availability of certain key components for our products, such as specialized WiFi 6 chipsets, microcontrollers, power over ethernet chipsets and power integrated circuits, significantly constrains our ability to meet the increased demand and over the course of the pandemic, and we have seen lead times for some of these key components increase dramatically from as low as 8 weeks to up to 52 weeks, which have adversely affected our financial results. In addition, the COVID-19 pandemic has also negatively impacted global economic activity, including increased disruption and volatility in capital markets and credit markets. As the COVID-19 pandemic continues to evolve, together with shifting measures taken by countries in response, we cannot predict how or whether the pandemic and any related measures taken, will impact demand for our products or shift consumer spending habits in general. The significant economic uncertainty and volatility created by the pandemic adds to the difficulty in predicting the nature and extent of impacts on demand for our products. If we continue to experience weakened demand in either our Connected Home or SMB business segments that is not in line with our forecasts, our revenue, profitability and other financial results could be materially adversely impacted.

The COVID-19 pandemic has also affected our workforce and operations, the operations of our customers, and those of our vendors, suppliers and manufacturing partners. Work-from-home and other measures introduced additional operational risks, including cybersecurity risks, and have affected the way we conduct our product development, testing, customer support, and other activities. For example, we have significant vendor relationships with third party information technology and software development providers and rely on third-party laboratories to test and certify our products. If these service providers close or reduce staffing due to illness and workforce disruptions, it could delay our product development efforts and harm our ability to perform critical functions.

The COVID-19 pandemic has had, and continues to have, impact around the world, at times, prompting governments and businesses to take unprecedent measures in response and has resulted in widespread uncertainty and volatility in financial markets. The extent to which the COVID-19 pandemic will continue to affect our business, results of operation and financial condition is uncertain, difficult to predict and depends on numerous evolving factors, many factors outside the Company’s control, including the timing, extent, trajectory and duration of the pandemic; spikes in cases in various geographic regions; the resurgence of infections and/or emergence of new variants; the development, availability, distribution and effectiveness of vaccines and treatments; government responses and other actions to limit the spread of the virus or to mitigate resulting negative economic effects; and the short- and long-term impact to the global economy and demand for consumer products and services. Although some pandemic-related impacts on our business have abated, they may emerge or intensify again given the uncertain course of the pandemic and its effects, which could materially and adversely affect our business, results of operations, financial position, and cash flow. Should the COVID-19 situation or global economic slowdown not improve or worsen, or if our attempts to mitigate its impact on our operations and costs are not successful, our business, results of operations, financial condition and prospects may be adversely affected.

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

Because our expenses are based on our revenue forecasts, a substantial reduction or delay in sales of our products to, or unexpected returns from, customers and resellers, or the loss of any significant customer or reseller, could harm or otherwise have a negative impact to our operating results. Although our largest customers may vary from period to period, we anticipate that our operating results for any given period will continue to depend on large orders from a small number of customers. This customer concentration increases the risk of quarterly fluctuations in our operating results and our sensitivity to any material, adverse developments experienced by our customers.

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

•
unanticipated decreases, reduced inventory targets or delays in purchases of our products by our significant traditional and online retail customers;
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
•
overall performance of the equity markets and the economy as a whole;
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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing costs, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may also lead to further changes in trade policy. For example, when the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States, we worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. We cannot predict what further actions may be taken with respect to export regulations, tariffs or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. In addition, actions to mitigate the effect of these tariffs are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

We invest in companies primarily for strategic reasons but may not realize a return on our investments.

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

Risks Related to Our Products, Technology and Intellectual Property

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. We devote considerable time and resources to uncovering and remedying these vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated and we continue to implement additional protections and increase our monitoring and threat intelligence. Despite our efforts and processes to prevent breaches, our devices are potentially vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, authentication and session management, and stack-based buffer overflow, and other sophisticated attacks or exploits. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. This particular kind of attack is very sophisticated, relatively new, and hard to defend against. We may not be able to discover these vulnerabilities, and we may not be able to remedy these vulnerabilities in a timely manner, or at all, which may impact our brand and reputation and harm our business. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. If successful, these attacks could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition. Further, under certain circumstances, we may need to prioritize fixing these vulnerabilities over new product development, which may impact our revenues and adversely affect our business.

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

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan and business continuity program. While we regularly test the plan and the program, there can be no assurance that the plan and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. As a result of the COVID-19 pandemic, most of our major offices worldwide are operating under hybrid work model, allowing employees the flexibility to work from home and at the workplace. Work from home arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure home office data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders, this could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, U.S. and foreign regulators have increased their focus on cybersecurity vulnerabilities and risks and many states, countries and jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. Compliance with laws and regulations concerning privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the laws and regulations and incur substantial expenditures. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. As also noted in the risk factor “We make substantial investments in software research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations” below, we devote considerable time and resources on testing and quality control efforts to detect quality issues and defects, and any reallocation of resources to fix such quality issues and defects could lead to delays in product introductions, which could further harm our competitive position.

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

We make substantial investments in software research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.

We continue to evolve our historically hardware-centric business model towards a model that includes more sophisticated software offerings, including subscription services and applications that complement our products and are intended to drive subscriber growth and future recurring revenue. As such, we have evolved the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers, as well as related services, and we have and continue to expend additional resources in this area in the future, including key new hires. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations and insufficient revenue to offset expenses associated with this strategy. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful and could materially adversely affect our financial condition and operating results.

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

Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges

We are currently involved in numerous litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, consumer class actions and securities class actions, any of which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In 2022, a third party initiated litigation against us in Germany, which carries with it the threat of an injunction on the importation of our products into Germany, as well as a significant increase in time and resources to defend against. In addition, several third party non practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, thus far we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

We have been exposed to and may in the future be exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our results of operations, financial position and cash flows. Although a portion of our international sales are currently invoiced in United States dollars, we have implemented and continue to implement for certain countries and customers both invoicing and payment in foreign currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe, Japan and Australia as well as our global operations, and non-U.S. dollar denominated operating expenses and certain assets and liabilities. In addition, weaknesses in foreign currencies for U.S. dollar denominated sales could adversely affect demand for our products. For example, the volatility and strengthening of the U.S. dollar in 2022 had a meaningful negative impact on our international revenue and our profitability. Conversely, a strengthening in foreign currencies against the U.S. dollar could increase foreign currency denominated costs. As a result, we may attempt to renegotiate pricing of existing contracts or request payment to be made in U.S. dollars. We cannot be sure that our customers would agree to renegotiate along these lines. This could result in customers eventually terminating contracts with us or in our decision to terminate certain contracts, which would adversely affect our sales.

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
•
our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s Pillar II global minimum tax. Various countries are in the process of incorporating the Pillar II framework within their tax laws. These changes could increase our total tax burden in the future. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

The Tax Cuts and Jobs Act of 2017 included provisions effective for the 2022 tax year that eliminate the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic payments and 15 years for payments to foreign parties. These provisions have not been deferred, modified, or repealed by Congress as was previously anticipated might occur. These provisions have a material impact on our cash taxes which will continue in the future if these provisions are not modified, or repealed by Congress.

We have been audited by the ITA for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

The Company’s U.S. federal tax return and payroll taxes for our fiscal years ended December 31, 2018 and December 31, 2019 were under examination by the IRS. On December 29, 2022, we received a letter of final determination by the IRS notifying the Company that they have finalized their examination of our 2018 and 2019 tax returns with no proposed changes. We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangibles. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

One area which has a large number of regulations is environmental compliance. Management of environmental pollution, climate change and other ESG considerations has produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and the number of countries participating. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recover and recycling of our products. While future changes in regulations are certain, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

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

In addition to government regulations, many of our customers require us to comply with their own requirements regarding manufacturing, health and safety matters, corporate social responsibility, employee treatment, anti-corruption, use of materials, environmental concerns and other ESG considerations. Some customers may require us to periodically report on compliance with their unique requirements, and some customers reserve the right to audit our business for compliance. We are increasingly subject to requests for compliance with these customer requirements. For example, there has been significant focus from our customers as well as the press regarding corporate social responsibility policies and other ESG considerations. We regularly audit our manufacturers; however, any deficiencies in compliance by our manufacturers may harm our business and our brand. In addition, we may not have the resources to maintain compliance with these customer requirements and failure to comply may result in decreased sales to these customers, which may have a material adverse effect on our business, financial condition and results of operations.

We must comply with indirect tax laws in multiple jurisdictions, as well as complex customs duty regimes worldwide. Audits of our compliance with these rules may result in additional liabilities for taxes, duties, interest and penalties related to our international operations which would reduce our profitability.

Our operations are routinely subject to audit by tax authorities in various countries. Many countries have indirect tax systems where the sale and purchase of goods and services are subject to tax based on the transaction value. These taxes are commonly referred to as sales and/or use tax, value-added tax ("VAT") or goods and services tax ("GST"). In addition, the distribution of our products subjects us to numerous complex customs regulations, which frequently change over time. Failure to comply with these systems and regulations can result in the assessment of additional taxes, duties, interest and penalties. While we believe we are in compliance with local laws, we cannot assure that tax and customs authorities would agree with our reporting positions and upon audit may assess us additional taxes, duties, interest and penalties.

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

If our goodwill and intangible assets become impaired, as occurred in 2022, we may be required to record a significant charge to earnings.

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

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. As also noted in the risk factor “Our business, financial condition and results of operations have been, and could in the future be, materially adversely affected by the ongoing COVID-19 pandemic,” above, the COVID-19 pandemic continues to significantly increase economic and demand uncertainty. Adverse changes in economic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could adversely impact the demand and sale of our products to end users and the quantity of products our customers decide to purchase from us (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions. For example, during the fourth quarter of 2022, our APAC sales were dampened by a sudden economic downturn in China due to sudden, widespread COVID-19 infections and illnesses.

The uncertainty in global and regional economic conditions have also affected the financial markets and financial institutions on which we rely and have resulted in a number of adverse effects including a low level of liquidity in many financial markets, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market, high inflation and high unemployment. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. If we are unable to successfully anticipate changing economic, geopolitical and financial conditions, we may be unable to effectively plan for and respond to those changes which could further disrupt our business or limit our ability to access certain assets and materially adversely affect our business and results of operations.

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into the United States and non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages or price increases, work stoppages, strikes and political unrest; uncertain economic conditions; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with China and other countries. Any of these occurrences could materially adversely affect our business, operating results and financial condition.

Furthermore, uncertainty about, or worsening of economic conditions could adversely affect consumer sentiment and demand for our products and services. Consumer confidence and spending could be adversely affected by financial market volatility, negative financial news, conditions in the real estate, mortgage and technology markets, declines in income or asset values, changes to fuel and other energy costs, labor reductions, labor and healthcare costs and other economic factors. This could also impact the quantity of products our customers decide to purchase from us and may have a longer-term impact on the inventory levels these customers choose to carry. Lower demands could also impact manufacturing capacity utilization and contribute to further increased component costs. These and other economic factors could materially and adversely affect our revenue and results of operations.

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

Political events, war, terrorism, public health issues, climate changes, natural disasters, sudden changes in trade and immigration policies, and other circumstances could materially adversely affect us.

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Arizona and different geographic regions in the United States. The majority of our manufacturing occurs in Southeast Asia and mainland China. Each of these regions are known for or susceptible to seismic activity and other natural disasters, such as drought, wildfires, storms, sea-level rise, and flooding. Furthermore, the global effects of climate change have resulted in increased frequency and severity of these extreme weather events and could cause physical damage or disrupt operations. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. This could also lead to increased costs and decreased revenues.

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

Our stock price has experienced recent volatility and may be volatile in the future and your investment in our common stock could suffer a decline in value.

There has been significant volatility in the market price and trading volume of securities of companies in the technology industry and the stock market as a whole, which may be unrelated to the financial performance of these companies. These broad market fluctuations may negatively affect the market price of our common stock.

Some specific factors that may have a significant effect on our common stock market price include:

•
actual or anticipated fluctuations in our operating results or our competitors’ operating results;
•
actual or anticipated changes in the growth rate of the general networking sector, our growth rates or our competitors’ growth rates;
•
conditions in the financial markets in general or changes in general economic, political and market conditions, including government efforts to mitigate economic downturns or control inflation;
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

Starting in January 2023, our international headquarters occupy approximately 7,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2037. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, China, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Singapore, Sweden, Switzerland, New Zealand, Spain, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Singapore, and Taipei (Taiwan). We maintain research and development facilities in Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time, we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth or to reduce office space to be in line with our needs to balance the office needs and hybrid work environment. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us in facilities located in both Northern and Southern California, Netherlands, Singapore and Australia.

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

Holders of Common Stock

On February 10, 2023, there were 68 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 3, 2022 - October 30, 2022	—	$—	—	2.5
October 31, 2022 - November 27, 2022	1,626	$19.65	—	2.5
November 28, 2022 - December 31, 2022	2,302	$18.58	—	2.5
Total	3,928	$19.02	—

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
(2)
During the three months ended December 31, 2022, we repurchased and retired, as reported on trade date, approximately 4,000 shares of common stock at a cost of approximately $75,000 to facilitate tax withholding for Restricted Stock Units.

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

The following graph shows a comparison from December 31, 2017 through December 31, 2022 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

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

Dollars
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
31-Dec-17
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
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

This section generally discusses the results of our operations for the year ended December 31, 2022 (“fiscal 2022”) compared to the year ended December 31, 2021 (“fiscal 2021”). For a discussion of the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products. Our products connect people, and power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our core long-term strategy is to create and grow the premium higher-margin segments of the consumer networking market, where we believe competition is less intense and consumers are less price sensitive and offers greater potential to sell our subscription services. Our goal is to enable people to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support. The SMB segment focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Online retailers include Amazon.com (worldwide), and Digitec Galaxus AG (Switzerland). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the year ended December 31, 2022, our net revenue decreased by $235.6 million compared to the prior year. The decrease was driven by our Connected Home segment, which saw net revenue from retail channels decline by $313.9 million, partially offset by net revenue from service provider channels growing by $19.3 million. The decline in net revenue from retail channels was mainly due to a contraction of the U.S. consumer WiFi market in the current year, coming off elevated pandemic-induced demand in the prior year, as well as the impact of retailers reducing their inventory levels. The decline was partially offset by a $59.0 million increase in net revenue from our SMB segment, mainly attributable to the growth in our Pro AV product line of managed switches. The decline in net revenue, the lower gross margin, mainly stemming from increased product acquisition and transportation costs, and a goodwill impairment with respect to our Connected Home segment, resulted in loss from operations of $82.9 million during the year ended December 31, 2022, as compared to income from operations of $66.6 million in the prior year. In addition, the strengthening of the US dollar over the prior year had a meaningful negative impact on our international revenue and our profitability.

Geographically, net revenue from Connected Home decreased across all three regions during the year ended December 31, 2022, while net revenue from SMB increased across all three regions, as compared to the prior year.

During the first fiscal quarter ended April 3, 2022, the market price of our common stock and our market capitalization declined significantly. In addition, with a decline in the size of the U.S. WiFi market, sales of our Connected Home products in the first fiscal quarter of 2022 were significantly lower than anticipated. Due to these factors, we determined that a triggering event had occurred. In the first fiscal quarter of 2022, before an interim goodwill impairment test, we assessed our long-lived assets and concluded that they were not impaired. The interim goodwill impairment test performed resulted in an impairment charge of $44.4 million in respect to our Connected Home reporting unit. Refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details.

Global Events Affecting our Business and Operations

COVID-19 pandemic continued to impact businesses since the onset almost three years ago. Our supply chain partners have experienced disruptions in production, materials and components, factory uptime, and transportation. We experienced longer lead times for some of our key components, impacting our ability to accurately forecast and fully capitalize on end-market demand. We have experienced certain improvements in supply chain constraints beginning in the third fiscal quarter of 2022, but we expect supply chain constraints to persist at least into the first half of 2023, primarily on certain SMB products. This may impact our ability to fulfill SMB product demand. Transportation disruptions have brought about a meaningful increase in the cost of sea freight, and we have increased our reliance on airfreight to secure supply to offset lengthening sea transit times. Starting in the second quarter of 2022, we began to see a positive downward trend on the cost per container to move goods via sea. However, we will not realize the gross margin benefits from the downward trend in sea freight rates until early 2023 as we continue to work through inventory obtained when freight costs were elevated. Starting in the second half of 2022, we also began to see a favorable downward movement in the cost of airfreight, and expect to decrease our reliance on using this mode of transportation in 2023. Shortages for materials and components continue to result in elevated material acquisition costs for our products, which we expect to remain elevated in at least the first half of 2023.

Looking forward to 2023, we expect to continue to experience strong underlying demand in our SMB segment driven by Pro AV products, and the premium portion of our Connected Home product portfolio powered by our super-premium mesh systems and 5G mobile hotspots. Due to broad-based inflationary pressures and the uncertain macroeconomic environment, we expect our retail partners to continue to reduce their inventory levels in the first half of 2023, which will reduce sales into these channels. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 6E, WiFi 6, 5G, audio and video over Ethernet and the anticipated release of WiFi 7, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams. While we have been able to manage through most of the COVID-19 related supply chain challenges to date, any further disruption brought about by the COVID-19 pandemic to supply chain partners, production schedules, material availability or freight carriers or any increases to costs associated with supply chain operations could have a significant negative impact on our net revenue, gross and operating margin performance.

Recent macroeconomic trends have led to uncertainty in the global economic environment. These include conditions such as the potential for a recession, foreign exchange rate fluctuations, particularly the strengthening of the U.S. dollar, high inflation and the related negative impact on the global economy, as well as the continued conflict between Russia and Ukraine. The extent of impacts from the COVID-19 pandemic and/or macroeconomic trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The duration of the pandemic and the broader implications of the macro-economic recovery and any related disruptions to channel partners are uncertain and unpredictable. Refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K for various risks and uncertainties associated with the COVID-19 pandemic.

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The preparation of these financial statements requires management to make assumptions, judgments and estimates that can have a significant impact on the reported amounts of assets, liabilities, revenues and expenses. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. Actual results could differ significantly from these estimates. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the consolidated financial statements.

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

Goodwill

Goodwill is not amortized, but instead tested for impairment on an annual basis, or more frequently if certain events or indicators of potential impairment exists, and goodwill is written down when it is determined to be impaired. During the first fiscal quarter ended April 3, 2022, the market price of our common stock and our market capitalization declined significantly. In addition, with a decline in the size of the U.S. WiFi market, sales of our Connected Home products in the first fiscal quarter of 2022 were significantly lower than anticipated. Due to these factors, we determined that a triggering event had occurred, indicating a potential impairment of goodwill and/or long-lived assets. Prior to performing a goodwill impairment test, we assessed our long-lived assets and concluded that they were not impaired. We identified the reporting units for the purpose of goodwill impairment testing as Connected Home and SMB. The interim goodwill impairment test performed resulted in an impairment charge of $44.4 million in respect to our Connected Home reporting unit, which reduced the goodwill of this reporting unit to zero. Further, we completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2022, or October 3, 2022. We identified the reporting units for the purpose of goodwill impairment testing still as Connected Home and SMB and performed a qualitative test on the SMB reporting unit. Based upon the results of the qualitative testing, we believed that it was more-likely-than-not that the fair value of the SMB reporting unit was greater than its carrying value and therefore performing the next step of impairment test for this reporting unit was unnecessary. No goodwill impairment was recognized for our SMB reporting unit in the year ended December 31, 2022. No goodwill impairment was recognized for our Connected Home and SMB reporting units in the year ended December 31, 2021 or 2020.

For our SMB reporting unit, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
(In thousands, except percentage data)	2022		2021		2020
Net revenue	$932,472	100.0%	$1,168,073	100.0%	$1,255,202	100.0%
Cost of revenue	681,923	73.1%	802,236	68.7%	883,050	70.4%
Gross profit	250,549	26.9%	365,837	31.3%	372,152	29.6%
Operating expenses:
Research and development	88,443	9.5%	92,967	8.0%	88,788	7.1%
Sales and marketing	139,675	15.0%	145,961	12.4%	147,854	11.7%
General and administrative	56,316	6.0%	59,659	5.1%	61,148	4.9%
Goodwill impairment charge	44,442	4.8%	—	—%	—	—%
Other operating expenses, net	4,597	0.5%	653	0.1%	(1,182)	(0.1)%
Total operating expenses	333,473	35.8%	299,240	25.6%	296,608	23.6%
Income (loss) from operations	(82,924)	(8.9)%	66,597	5.7%	75,544	6.0%
Other income (expenses), net	902	0.1%	(1,093)	(0.1)%	(4,741)	(0.4)%
Income (loss) before income taxes	(82,022)	(8.8)%	65,504	5.6%	70,803	5.6%
Provision for (benefit from) income taxes	(13,035)	(1.4)%	16,117	1.4%	12,510	1.0%
Net income (loss)	$(68,987)	(7.4)%	$49,387	4.2%	$58,293	4.6%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020

Americas	$617,211	(21.5)%	$786,326	(12.4)%	$897,971
Percentage of net revenue	66.2%		67.3%		71.5%
EMEA	$179,358	(22.0)%	$229,829	3.7%	$221,665
Percentage of net revenue	19.2%		19.7%		17.7%
APAC	$135,903	(10.5)%	$151,918	12.1%	$135,566
Percentage of net revenue	14.6%		13.0%		10.8%
Total net revenue	$932,472	(20.2)%	$1,168,073	(6.9)%	$1,255,202

2022 vs 2021

Americas

Net revenue in Americas decreased in fiscal 2022, primarily due to the performance of our Connected Home segment, which experienced decline in net revenue of 32.0%, compared to the prior year. While the pandemic-induced demand resulting from work and schooling from home mandates remained elevated in 2021, in 2022 the market demand subsided, receding below the pre-pandemic levels of 2019. The decline in Connected Home performance was partially offset by strong demand for our SMB products. Despite certain supply chain challenges, SMB net revenue in fiscal 2022 increased by 29.2%, compared to the prior year period.

EMEA

Net revenue in EMEA decreased in fiscal 2022, compared to the prior year, mainly due to pandemic driven demand across the Connected Home segment receding by 55.7%, as well as headwinds from the strengthened U.S. dollar. The decrease in Connected Home net revenue was partially offset by a 10.4% increase in SMB net revenue.

APAC

Net revenue in APAC decreased in fiscal 2022, compared to the prior year, mainly due to pandemic driven demand across the Connected Home segment receding by 26.6%, as well as headwinds from the strengthened U.S. dollar. The decrease in Connected Home net revenue was partially offset by a 12.2% increase in SMB net revenue.

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

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Cost of revenue	$681,923	(15.0)%	$802,236	(9.2)%	$883,050
Gross margin percentage	26.9%		31.3%		29.6%

2022 vs 2021

Gross margin decreased for fiscal 2022, compared to the prior year, primarily due to higher transportation costs and component costs, higher provision for sales returns and the strengthened U.S. dollar, partially offset by improved product mix, with SMB net revenue representing a higher proportion of net revenue.

We expect gross margin percentage for fiscal 2023 to improve from fiscal 2022 levels driven by a shift in product mix as higher-margin SMB products and premium portion of our Connected Home product portfolio are expected to represent a greater proportion of net revenue. Over nearly the past two years, we experienced meaningful and continuous increases in the cost of materials and components for our products. After twelve months of continuous increase in the market rates of sea freight transportation, in the second quarter of 2022, we began to see a positive downward trend. However, we don’t expect to begin realizing the gross margin benefits from the downward trend in sea freight rates until early 2023 as we work through inventory obtained when freight costs were elevated. We believe that a combination of improved product mix with increased sales of premium and super-premium Connected Home products and SMB products, higher subscription services and reduced transportation costs, including less reliance on higher-cost air freight, will help to deliver improvement to margin performance as 2023 progresses.

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

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Research and development	$88,443	(4.9)%	$92,967	4.7%	$88,788

2022 vs 2021

The decline in research and development expenses in fiscal 2022, compared to the prior year, was mainly due to the decrease in personnel-related expenditures of $5.4 million, partially offset by increased costs for engineering projects and outside professional services of $1.2 million in support of our product development efforts. The decrease in the personnel-related expenditures was mainly due to lower performance-based compensation expense, lower stock-based compensation and lower headcount.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on WiFi 7, premium WiFi 6E, WiFi 6, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch and SMB wireless products. We expect research and development expenses as a percentage of net revenue in fiscal 2023 to be relatively similar to fiscal 2022 levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Sales and marketing	$139,675	(4.3)%	$145,961	(1.3)%	$147,854

2022 vs 2021

The decline in sales and marketing expenses for fiscal 2022, compared to the prior year, was mainly attributable to decreases in personnel-related expenditures of $4.7 million, outside service expenditures of $2.0 million, and amortization of intangibles of $1.3 million, partially offset by increased marketing expenses of $1.5 million. The decline in personnel related expenses for fiscal 2022 was mainly due to lower stock based compensation, lower performance-based compensation expense and lower headcount.

We expect our sales and marketing expenses as a percentage of net revenue in fiscal 2023 to be relatively similar to fiscal 2022 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
General and administrative	$56,316	(5.6)%	$59,659	(2.4)%	$61,148

2022 vs 2021

The decline in general and administrative expenses for fiscal 2022, compared to the prior year, was primarily driven by lower personnel-related expenditure of $6.6 million, partially offset by higher expenditure in legal and professional services fees of $2.9 million, mainly associated with patent litigation claims. The decrease in the personnel-related expenditures was mainly due to lower stock-based compensation and lower performance-based compensation expenses.

We expect our general and administrative expenses as a percentage of net revenue in fiscal 2023 to be relatively similar to fiscal 2022 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill Impairment Charge

The following table presents goodwill impairment charge for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Goodwill impairment charge	$44,442	**	$—	**	$—
___________________

** Percentage change not meaningful.

The increase in goodwill impairment charge for fiscal 2022, compared to the prior year, was due to an impairment charge recognized for the Connected Home segment resulting from an interim goodwill impairment assessment performed in the first fiscal quarter of 2022. For a detailed discussion of goodwill impairment charge, refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in the fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Other operating expenses, net	$4,597	**	$653	**	$(1,182)

___________________

** Percentage change not meaningful.

2022 vs 2021

We incurred restructuring and other charges of $4.6 million associated with the reorganization of our Connected Home segment in fiscal 2022 to better align the cost structure of the business with projected revenue levels. In fiscal 2021, we incurred $0.7 million of other operating expenses, mainly comprising of $3.3 million for restructuring and other charges associated with the consolidation of offices in the APAC region and the reorganization of our supply chain function, partially offset by a $3.0 million release of contingent consideration associated with a prior acquisition. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Other income (expenses), net	$902	**	$(1,093)	(76.9)%	$(4,741)

___________________

** Percentage change not meaningful.

2022 vs 2021

The change in other income (expenses), net for fiscal 2022 was primarily due to higher interest earned on our short-term investment pertaining to U.S. treasuries. For details on the changes in Other income (expenses), net, refer to Note 6, Other Income (Expenses), Net, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Provision for (benefit from) income taxes	$(13,035)	**	$16,117	28.8%	$12,510
Effective tax rate	15.9%		24.6%		17.7%

___________________

** Percentage change not meaningful.

2022 vs 2021

The benefit from income taxes in fiscal 2022 resulted primarily from the current year loss from operations as well as benefit from certain changes in estimate upon filing the 2021 U.S. federal tax return and the recognition of uncertain tax benefits related to the closing Internal Revenue Service (“IRS") tax audits for the 2018 and 2019 tax years. These benefits were partially offset by the impact of the write-off of non-deductible goodwill during the year. The tax expense in 2021 resulted primarily from U.S. Base Erosion and Anti-abuse Tax (BEAT) estimated for 2021, and the income from operations in 2021.

During fiscal 2022, we evaluated the impact of the Global Intangible Low-Tax Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and BEAT provisions. These provisions resulted in a net reduction of tax of $0.6 million.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. In December, 2022, the IRS concluded its examination of our 2018 and 2019 tax years with no change to our tax liability for those years. We are currently under examination in various other U.S. and foreign jurisdictions.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income to income before income taxes can be found in Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Connected Home Segment

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Net revenue	$558,823	(34.5)%	$853,472	(15.3)%	$1,007,545
Percentage of net revenue	59.9%		73.1%		80.3%
Contribution income (loss)	$(8,539)	**	$116,889	(23.4)%	$152,512
Contribution margin	(1.5)%		13.7%		15.1%

___________________

** Percentage change not meaningful.

2022 vs 2021

Connected Home net revenue decreased in fiscal 2022, compared to the prior year, mainly due to a contraction of the U.S. consumer WiFi market, and to a lesser extent, the impact of retailers reducing their inventory levels. The size of the U.S. consumer WiFi market declined as compared to 2021 when consumers were continuing to purchase WiFi networking products at elevated levels as pandemic driven work and schooling from home mandates persisted. The decline in net revenue was experienced across all product categories. However, we continued to experience net revenue growth from our super-premium WiFi 6 mesh systems, and 5G mobile hotspots in both the retail and service provider channels, as well as revenue growth from our services. Geographically, we experienced decreases across all three regions in fiscal 2022, compared to the prior year.

Connected Home experienced contribution losses in fiscal 2022, mainly attributable to lower net revenue and gross margin achievement, contributing to a lack of operating expense leverage. The lower gross margin compared to the prior year, was primarily driven by increased component and transportation costs. In 2022, we took action to adjust the cost structure of the Connected Home business to align with projected revenue levels. We expect the Connected Home contribution margin to return to positive contribution income in 2023, as we build on strong underlying demand for the higher-margin premium products and begin to realize the impact of improved transportation costs.

SMB Segment

	Year Ended December 31,
(In thousands, except percentage data)	2022	% Change	2021	% Change	2020
Net revenue	$373,649	18.8%	$314,601	27.0%	$247,657
Percentage of net revenue	40.1%		26.9%		19.7%
Contribution income	$75,790	22.0%	$62,136	47.3%	$42,174
Contribution margin	20.3%		19.8%		17.0%

2022 vs 2021

SMB net revenue increased in fiscal 2022, compared to the prior year, primarily due to record demand for the Pro AV product line of managed switches, despite supply chain challenges throughout the year. Geographically, despite negative foreign exchange impact, SMB net revenue increased across all three regions in fiscal 2022, compared to the prior year.

SMB contribution income increased in fiscal 2022, compared to the prior year, primarily attributable to net revenue growth.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of December 31, 2022, we had cash, cash equivalents and short-term investment of $227.4 million, a decrease of $44.1 million from December 31, 2021.

As of December 31, 2022, approximately 40% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cash provided by (used in) operating activities	$(13,732)	$(4,579)	$181,150
Cash used in investing activities	(79,517)	(9,985)	(16,836)
Cash used in financing activities	(24,023)	(68,124)	(8,062)
Net cash decrease	$(117,272)	$(82,688)	$156,252

2022 vs 2021

Operating activities

Net cash used in operating activities increased by $9.2 million for fiscal 2022, compared to the prior year, primarily due to lower net revenue.

Our accounts payable (excluding payables related to property and equipment) increased from $73.2 million as of December 31, 2021 to $85.3 million as of December 31, 2022 primarily due to timing of inventory receipts and supplier payments. Inventory decreased from $315.7 million as of December 31, 2021 to $299.6 million as of December 31, 2022 as we work to realign inventory carrying levels with projected demands.

Investing activities

Net cash used in investing activities increased by $69.5 million for fiscal 2022, compared to the prior year, mainly driven by net purchases of short-term investments, partially offset by lower payments for purchases of property and equipment.

Financing activities

Net cash used in financing activities decreased by $44.1 million in fiscal 2022 as compared to the prior year, primarily due to lower purchases of our common stock and lower payments relating to restricted stock unit tax withholdings, partially offset by lower proceeds from exercise of stock options.

Based on our current plans and market conditions, we believe that our existing cash, cash equivalents and short-term investments, together with cash generated from operations, will be sufficient to satisfy our anticipated cash requirements, including contractual and other obligations, capital expenditures, and commitments for business operations, for the next twelve months and the foreseeable future. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing would be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2022, approximately 2.5 million shares remained authorized for repurchase under the repurchase program. During the years ended December 31, 2022 and 2021, we repurchased and retired, and reported based on trade date, approximately 1.0 million and 2.1 million shares of common stock at a cost of $24.4 million and $75.0 million, respectively, under the repurchase authorizations. We also repurchased and retired, reported based on trade date, approximately 202,000 and 204,000 shares of common stock at a cost of $4.8 million and $7.7 million, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in the future. On August 16, 2022, the “Inflation Reduction Act” (“IRA”) was signed into law, which includes a 1% exercise tax on stock repurchases. We do not expect the 1% exercise tax on stock repurchases under IRA will have a material impact to our financial statements for the tax years after December 31, 2022.

Contractual and Other Obligations

The following table summarizes our non-cancelable short-term and long-term contractual and other obligations as of December 31, 2022:

(In thousands)	Short-term	Long-term	Total
Purchase obligations (1) (6)	$105,148	$—	$105,148
Operating leases (2) (5)	12,842	38,121	50,963
Other non-trade purchase commitments (3) (6)	1,737	13,104	14,841
Tax Act payables (4) (5)	2,254	6,761	9,015
	$121,981	$57,986	$179,967

(1) Represent non-cancellable inventory-related purchase agreements with suppliers. A further $580.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand expectations for the forthcoming 18 months. These purchases orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. Our commitments for property and equipment purchases as of December 31, 2022 was not material.

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

In addition, as of December 31, 2022, we had $8.2 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.4 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Our contractual and other obligations are expected to be funded by our existing cash, cash equivalents and short-term investments, together with cash generated from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities, which was immaterial as of December 31, 2022 and 2021. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on such investments during fiscal years 2022, 2021 and 2020.

Foreign Currency Exchange Rate Risk

We invoice our international customers primarily in foreign currencies including, but not limited to, the Australian dollar, British pound, Euro, Canadian dollar, and Japanese Yen. As the customers that are currently invoiced in local currency become a larger percentage of our business, or to the extent we begin to bill additional customers in foreign currencies, the impact of fluctuations in foreign currency exchange rates could have a more significant impact on our results of operations. For those customers in our international markets that we continue to sell to in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore reduce the demand for our products. Such a decline in the demand for our products could reduce sales and negatively impact our operating results. Certain operating expenses of our foreign operations require payment in the local currencies.

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

As of December 31, 2022 and 2021, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $1.0 million, $0.7 million and $0.6 million net income, net of our hedged position at December 31, 2022, 2021 and 2020, respectively. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2022 and 2021 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the years ended December 31, 2022, 2021 and 2020, 24%, 24% and 20% of total net revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework(2013) issued by the COSO.

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

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, on a quarterly basis, management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancellable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s excess and obsolete inventory analysis is primarily based on a demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $3.7 million for the year ended December 31, 2022.

The principal considerations for our determination that performing procedures relating to the provision for excess and obsolete inventory is a critical audit matter are (i) the significant judgment by management to estimate excess and obsolete inventory and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to the significant assumption regarding the demand forecast.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the provision for excess and obsolete inventory. These procedures also included, among others, testing management’s process for estimating excess and obsolete inventory, evaluating the appropriateness of the method, testing the completeness, accuracy, and relevance of underlying data used in the estimate, and reasonableness of the significant assumption related to the demand forecast. Evaluating the reasonableness of the significant assumption related to the demand forecast involved considering (i) the accuracy of historical demand forecasting and (ii) historical sales trends.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 17, 2023

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$146,500	$263,772
Short-term investments	80,925	7,744
Accounts receivable, net of allowance for doubtful accounts of $397 and $399 as of December 31, 2022, and December 31, 2021, respectively	277,485	261,158
Inventories	299,614	315,667
Prepaid expenses and other current assets	29,767	34,752
Total current assets	834,291	883,093
Property and equipment, net	9,225	13,335
Operating lease right-of-use assets	40,868	23,176
Intangibles, net	1,329	1,856
Goodwill	36,279	80,721
Other non-current assets	97,793	76,350
Total assets	$1,019,785	$1,078,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,550	$73,729
Accrued employee compensation	24,132	24,704
Other accrued liabilities	213,476	224,584
Deferred revenue	21,128	16,500
Income taxes payable	1,685	1,528
Total current liabilities	345,971	341,045
Non-current income taxes payable	14,972	18,990
Non-current operating lease liabilities	34,085	18,569
Other non-current liabilities	3,902	3,112
Total liabilities	398,930	381,716
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock:$0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 28,907,770 and 29,285,772 as of December 31, 2022 and 2021, respectively	29	29
Additional paid-in capital	946,123	923,228
Accumulated other comprehensive income (loss)	(535)	149
Accumulated deficit	(324,762)	(226,591)
Total stockholders’ equity	620,855	696,815
Total liabilities and stockholders’ equity	$1,019,785	$1,078,531

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue	$932,472	$1,168,073	$1,255,202
Cost of revenue	681,923	802,236	883,050
Gross profit	250,549	365,837	372,152
Operating expenses:
Research and development	88,443	92,967	88,788
Sales and marketing	139,675	145,961	147,854
General and administrative	56,316	59,659	61,148
Goodwill impairment charge	44,442	—	—
Other operating expenses, net	4,597	653	(1,182)
Total operating expenses	333,473	299,240	296,608
Income (loss) from operations	(82,924)	66,597	75,544
Other income (expenses), net	902	(1,093)	(4,741)
Income (loss) before income taxes	(82,022)	65,504	70,803
Provision for (benefit from) income taxes	(13,035)	16,117	12,510
Net income (loss)	$(68,987)	$49,387	$58,293

Net income (loss) per share
Basic	$(2.38)	$1.63	$1.95
Diluted	$(2.38)	$1.59	$1.90
Weighted average shares used to compute net income (loss) per share:
Basic	29,007	30,241	29,897
Diluted	29,007	31,002	30,640

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(68,987)	$49,387	$58,293
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(511)	215	(64)
Change in unrealized gains and losses on available-for-sale investments	(320)	—	—
Other comprehensive income (loss), before tax	(831)	215	(64)
Tax benefit (provision) related to derivatives	68	(31)	8
Tax benefit related to available-for-sale investments	79	—	—
Other comprehensive income (loss), net of tax	(684)	184	(56)
Comprehensive income (loss)	$(69,671)	$49,571	$58,237

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2019	29,925	$30	$831,365	$21	$(222,723)	$608,693
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(56)	—	(56)
Net income	—	—	—	—	58,293	58,293
Stock-based compensation	—	—	30,505	—	—	30,505
Repurchase of common stock	(942)	(1)	—	—	(23,800)	(23,801)
Restricted stock unit withholdings	(198)	—	—	—	(5,090)	(5,090)
Issuance of common stock under stock-based compensation plans	1,614	1	20,839	—	—	20,840
Balance as of December 31, 2020	30,399	30	882,709	(35)	(193,320)	689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	184	—	184
Net income	—	—	—	—	49,387	49,387
Stock-based compensation	—	—	25,995	—	—	25,995
Repurchase of common stock	(2,146)	(2)	—	—	(74,998)	(75,000)
Restricted stock unit withholdings	(204)	—	—	—	(7,660)	(7,660)
Issuance of common stock under stock-based compensation plans	1,237	1	14,524	—	—	14,525
Balance as of December 31, 2021	29,286	29	923,228	149	(226,591)	696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(241)	—	(241)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(68,987)	(68,987)
Stock-based compensation	—	—	17,734	—	—	17,734
Repurchase of common stock	(1,032)	—	—	—	(24,377)	(24,377)
Restricted stock unit withholdings	(202)	—	—	—	(4,807)	(4,807)
Issuance of common stock under stock-based compensation plans	856	—	5,161	—	—	5,161
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	$620,855

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(68,987)	$49,387	$58,293
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,070	13,906	18,931
Stock-based compensation	17,734	25,995	30,505
(Gain) Loss on investments, net	(87)	1,362	6,222
Goodwill impairment	44,442	—	—
Change in fair value of contingent consideration	—	(3,003)	(2,928)
Deferred income taxes	(21,842)	4,498	(9,386)
Provision for excess and obsolete inventory	3,657	3,877	7,872
Other	—	—	74
Changes in assets and liabilities:
Accounts receivable, net	(16,327)	75,894	(59,885)
Inventories	12,396	(147,432)	55,505
Prepaid expenses and other assets	5,696	(4,127)	4,833
Accounts payable	11,857	(16,493)	9,744
Accrued employee compensation	(572)	(10,316)	15,718
Other accrued liabilities	(13,332)	4,869	28,194
Deferred revenue	5,425	2,978	8,112
Income taxes payable	(3,862)	(5,974)	9,346
Net cash provided by (used in) operating activities	(13,732)	(4,579)	181,150
Cash flows from investing activities:
Purchases of short-term investments	(153,577)	(146)	(305)
Proceeds from maturities of short-term investments	80,417	710	290
Purchases of property and equipment	(5,757)	(9,864)	(10,296)
Purchases of long-term investments	(600)	(685)	(6,525)
Net cash used in investing activities	(79,517)	(9,985)	(16,836)
Cash flows from financing activities:
Repurchases of common stock	(24,377)	(75,000)	(23,800)
Restricted stock unit withholdings	(4,807)	(7,660)	(5,090)
Proceeds from exercise of stock options	743	9,620	16,950
Proceeds from issuance of common stock under employee stock purchase plan	4,418	4,916	3,878
Net cash used in financing activities	(24,023)	(68,124)	(8,062)
Net increase (decrease) in cash and cash equivalents	(117,272)	(82,688)	156,252
Cash and cash equivalents, at beginning of period	263,772	346,460	190,208
Cash and cash equivalents, at end of period	$146,500	$263,772	$346,460
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$9,396	$20,589	$8,218
Non-cash investing and financing activities:
Unpaid property and equipment	$203	$526	$1,273

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, and power businesses and service providers. The Company's products are designed to simplify and improve people’s lives. The Company is dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Its products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Its product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

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

COVID-19 Pandemic

The COVID-19 pandemic has had widespread and unpredictable impacts on global economies, including inflation, and supply chain disruption, while significantly increasing volatility and disruption in financial markets. The pandemic continues to impact the Company’s supply chain in its ability to timely procure finished goods due to disruptions in production, materials and components, factory uptime, and transportation, and has led to meaningfully increased costs of freight transportation and increased material and component costs for its products. Continued and extended periods of global supply chain, and economic disruption could continue to significantly affect the Company’s business and statement of financial condition. The lingering impact from the pandemic remains uncertain and makes it difficult to reasonably estimate the impact on the Company’s business operations.

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

Long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds, and are included in Other non-current assets on the consolidated balance sheets. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expenses), net in the consolidated statements of operations. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Investments in convertible debt securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Investments in limited partnership funds amounted to $1.7 million and $0.9 million as of December 31, 2022 and 2021, respectively, which are measured at fair value using the net asset value practical expedient. Changes in the fair value of these investments are recognized in Other income (expenses), net in the consolidated statements of operations.

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

As of December 31, 2022, Best Buy, Inc. and affiliates, AT&T Inc. and affiliates, and Amazon and affiliates accounted for approximately 19%, 16% and 16% of the Company’s total accounts receivable, respectively. As of December 31, 2021, Best Buy, Inc. and affiliates and Amazon and affiliates accounted for approximately 26% and 14% of the Company’s total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company’s total accounts receivable.

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

Revenue Recognition

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers at the amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services.

The Company derives its revenue primarily from product sales, consisting of sales of Connected Home and SMB hardware products to its customers - retailers, distributors and service providers. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract. The Company evaluates its customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. Payment is collected within a short period of time from the date control over the product is transferred to the customer or after commencement of services.

Revenue for services relates primarily to sales of subscriptions of the Company’s value-added services, including security and privacy, parental controls and remote network management as well as advanced technical support and extended warranty. Service revenue is generally recognized over time on a ratable basis over the contract term beginning when the customer is expected to activate their account. Service contracts are generally for 30 days or 12 months in length, billed either monthly or annually and generally in advance. The technical support services consist of telephone and internet access to technical support personnel, extended warranty, which consists of hardware replacement and updates to software features provided on a when and if available basis. All such service or support sales are typically recognized using an input measure of progress by looking at the time elapsed as the contracts generally offer a stand-ready service providing the customer equal benefit throughout the contract period. To date, services revenue has not represented a significant percentage of our total revenue.

Revenue from all sales types is recognized at the transaction price and is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection. The Company uses the expected value method to arrive at the amount of variable consideration which is based on management’s analysis of historical and anticipated returns information, sell through and channel inventory levels, current economic trends, and changes in customer demand. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective.

Certain distributors and retailers generally have the right to return product for stock rotation purposes as well. At the time the Company records the reduction to revenue, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value.

In addition to channel returns, sales incentive programs offer certain reimbursement rights to qualified distributor and retailers for marketing expenditures. Distinct good or service received in exchange for payment from a customer are accrued within operating expenses or cost of revenue as appropriate, otherwise expenditures are recorded as a reduction of revenue. The Company provides for price protections in limited cases, with variable consideration assessed based on customary business practice such as anticipated price decreases, historical pricing information and customer claims processing.

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

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple promised goods or services. Such contracts include hardware products with embedded software, various software subscription services and support. For these contracts, the Company accounts for the promises separately as individual performance obligations if they are distinct. Performance obligations are determined to be distinct if they are both capable of being distinct and distinct within the context of the contract. In determining whether performance obligations meet the criteria for being distinct, the Company considers a number of factors, such as the degree of interrelation and interdependence between obligations, and whether or not the good or service significantly modifies or transforms another good or service in the contract. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services included with certain hardware products are considered distinct, as a customer can benefit from the product without these services and, therefore, the hardware and service are treated as separate performance obligations.

After identifying the separate performance obligations, the transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. The estimated standalone selling price is directly observable from those sales based on a range of prices and may include using information such as prices charged for similar offerings and other observable inputs.

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

Shipping and handling costs associated with outbound freight totaled $16.9 million, $16.4 million and $15.5 million in the years ended December 31, 2022, 2021 and 2020 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $27.0 million, $25.2 million, and $20.6 million in the years ended December 31, 2022, 2021 and 2020 respectively.

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

Comprehensive income (loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting stockholder’s equity that the Company excluded from net income (loss), including gains and losses related to fair value of short-term investments and the effective portion of cash flow hedges that were outstanding as of the end of the year.

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

Recent accounting pronouncements

The Company has considered all recent accounting pronouncements issued, but not yet effective, and does not expect any to have a material effect on the Company’s consolidated financial statements.
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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2022:

(In thousands)	2023	2024	Beyond 2024	Total
Performance obligations	$95,816	$2,033	$1,898	$99,747

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $5.3 million and $3.8 million as of December 31, 2022 and 2021, respectively. There was no impairment of capitalized contract costs during the years ended December 31, 2022, 2021 and 2020.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2022 and 2021, deferred commissions were not significant.

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021
Accounts receivable, net	Accounts receivable, net	$277,485	$261,158
Contract liabilities - current	Deferred revenue	$21,128	$16,500
Contract liabilities - non-current	Other non-current liabilities	$3,897	$3,100

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2022 and 2021 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2022, 2021 and 2020, $38.5 million, $31.9 million and $25.0 million, respectively, of revenue were deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $33.1 million, $28.9 million and $16.9 million, respectively, of revenue were recognized for the satisfaction of performance obligations, and $16.9 million, $13.6 million and $6.5 million, respectively, of this recognized revenue were included in the contract liability balance at the beginning of the period, respectively.

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

	Year Ended December 31,
	2022			2021			2020
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$443,612	$173,599	$617,211	$651,936	$134,390	$786,326	$788,402	$109,569	$897,971
EMEA	49,732	129,626	179,358	112,368	117,461	229,829	129,929	91,736	221,665
APAC	65,479	70,424	135,903	89,168	62,750	151,918	89,214	46,352	135,566
Total	$558,823	$373,649	$932,472	$853,472	$314,601	$1,168,073	$1,007,545	$247,657	$1,255,202
Sales channels:
Service provider	$148,331	$4,234	$152,565	$129,052	$2,481	$131,533	$192,714	$3,150	$195,864
Non-service provider	410,492	369,415	779,907	724,420	312,120	1,036,540	814,831	244,507	1,059,338
Total	$558,823	$373,649	$932,472	$853,472	$314,601	$1,168,073	$1,007,545	$247,657	$1,255,202

Note 3. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of December 31, 2022, and December 31, 2021, were as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$74,120	$—	$(320)	$73,800
Convertible debt (1)	346	—	—	346
Certificates of deposit	6	—	—	6
Total	$74,472	$—	$(320)	$74,152

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Corporate equity securities	$751	$—	$—	$751
Convertible debt (1)	518	—	—	518
Certificates of deposit	6	—	—	6
Total	$1,275	$—	$—	$1,275

(1)
On the Company’s consolidated balance sheets, $173,000 included in Short-term investments as of December 31, 2022, and December 31, 2021, and $173,000 and $346,000 included in Other non-current assets as of December 31, 2022, and December 31, 2021, respectively.

The contractual maturities on the U.S. treasury securities as of December 31, 2022, are all due within one year. Accrued interest receivable as of December 31, 2022, was insignificant and was recorded within Prepaid expenses and other current assets on the consolidated balance sheets.

The Company had no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2021. The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2022:

	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$73,800	$(320)	$—	$—	$73,800	$(320)
Total	$73,800	$(320)	$—	$—	$73,800	$(320)

In the years ended December 31, 2022, 2021 and 2020, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the years ended December 31, 2022, 2021 and 2020. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	December 31, 2022	December 31, 2021
Raw materials	$4,549	$12,269
Finished goods	295,065	303,398
Total	$299,614	$315,667

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and the amounts incurred were $3.7 million, $3.9 million and $7.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	December 31, 2022	December 31, 2021
Computer equipment	$9,648	$9,979
Furniture, fixtures, and leasehold improvements	18,642	18,364
Software	30,610	30,280
Machinery and equipment	76,806	75,559
Total property and equipment, gross	135,706	134,182
Accumulated depreciation	(126,481)	(120,847)
Total	$9,225	$13,335

Depreciation expense pertaining to property and equipment was $9.5 million, $11.7 million and $12.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Intangibles, net

	December 31, 2022			December 31, 2021
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,692)	$1,107	$59,799	$(58,263)	$1,536
Customer contracts and relationships	56,800	(56,800)	—	56,800	(56,800)	—
Other	10,345	(10,123)	222	10,345	(10,025)	320
Total	$126,944	$(125,615)	$1,329	$126,944	$(125,088)	$1,856

Amortization of purchased intangibles in the years ended December 31, 2022, 2021 and 2020 was $0.5 million, $2.0 million and $6.2 million, respectively. No impairment charges were recorded in the years ended December 31, 2022, 2021 and 2020.

As of December 31, 2022, estimated amortization expense related to finite-lived intangibles for each of the remaining years was as follows (in thousands):

2023	$514
2024	514
2025	301
Total	$1,329

Goodwill

(In thousands)	Connected Home	SMB	Total
As of December 31, 2020	$44,442	$36,279	$80,721
As of December 31, 2021	44,442	36,279	80,721
Goodwill impairment charge	(44,442)	—	(44,442)
As of December 31, 2022	$—	$36,279	$36,279

Each year on the first day of fourth fiscal quarter, the Company assesses its goodwill for potential impairment. This impairment testing is applied more frequently than once a year if the Company is aware of changed conditions or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded. During the first quarter of 2022, the market price of the Company’s common stock and its market capitalization declined significantly. In addition, with a decline in the size of the U.S. WiFi market, sales of the

Company’s Connected Home products in the first fiscal quarter of 2022 were significantly lower than anticipated. Due to these factors, the Company determined that a triggering event had occurred, indicating a potential impairment of goodwill and/or long-lived assets. Prior to performing a goodwill impairment test for both of its reporting units, the Company assessed its long-lived assets and concluded that they were not impaired. The Company elected to bypass the qualitative goodwill impairment assessment and proceeded directly to the quantitative test, measured as of April 3, 2022.

The fair value of the reporting units, namely Connected Home and SMB, was determined using an income and market approach. Under the income approach, the Company calculated the fair value of its reporting units based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly-traded companies with similar market position and size as the reporting unit. The underlying unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The two approaches generated similar results and indicated that the fair value of the Connected Home reporting unit was less than its carrying amount, including goodwill, and the difference between the carrying amount and the fair value was greater than the carrying amount of the goodwill allocated to the reporting unit. Therefore, in the first fiscal quarter of 2022, the Company recognized an impairment charge of $44.4 million for its Connected Home reporting unit, which reduced the goodwill of this reporting unit to zero. The results of the quantitative test indicated that the fair value of the SMB reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized.

Further, the Company completed its annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2022, or October 3, 2022. The Company identified the reporting units for the purpose of goodwill impairment testing still as Connected Home and SMB and performed a qualitative test on the SMB reporting unit. Based upon the results of the qualitative testing, the Company believed that it was more-likely-than-not that the fair value of the SMB reporting unit was greater than its carrying value and therefore performing the next step of impairment test for this reporting unit was unnecessary. No goodwill impairment was recognized for the SMB reporting unit in the years ended December 31, 2022. No goodwill impairment was recognized for the Connected Home and SMB reporting units in the year ended December 31, 2021 or 2020. Accumulated goodwill impairment charges as of December 31, 2022 was $44.4 million for the Connected Home reporting unit and zero for the SMB reporting unit.

Other non-current assets

(In thousands)	December 31, 2022	December 31, 2021
Non-current deferred income taxes	$85,704	$63,795
Long-term investments	7,879	7,575
Other	4,210	4,980
Total	$97,793	$76,350

Long-term investments

The Company’s long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows (in thousands):

Carrying value, as of December 31, 2020 (1)	$7,758
Additions	340
Disposals	(1,499)
Impairment	(549)
Upward adjustments for observable price changes	253
Carrying value, as of December 31, 2021 (1)	6,303
Impairment	(250)
Carrying value, as of December 31, 2022 (1)	$6,053

(1)
The balances excluded the investment in limited partnership fund of $1.7 million, $0.9 million and $0.6 million, as of December 31, 2022, 2021 and 2020, respectively. Additionally, the balances as of December 31, 2022 and 2021 excluded an investment in convertible debt securities of $0.2 million and $0.3 million, respectively.

For such equity investments without readily determinable fair values still held at December 31, 2022, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

Other accrued liabilities

(In thousands)	December 31, 2022	December 31, 2021
Current operating lease liabilities	$11,012	$9,220
Sales and marketing	98,690	104,549
Warranty obligations	6,320	6,861
Sales returns(1)	44,944	42,869
Freight and duty	7,243	22,126
Other	45,267	38,959
Total	$213,476	$224,584

________________________

(1)
Inventory expected to be received from future sales returns amounted to $21.8 million as of December 31, 2022 and 2021. Provisions to write down expected returned inventory to net realizable value amounted to $11.8 million and $13.2 million as of December 31, 2022 and December 31, 2021, respectively.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the years ended December 31, 2022, 2021 and 2020.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	December 31, 2022	December 31, 2021	Location	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$636	$1,214	Other accrued liabilities	$3,871	$321
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	16	158	Other accrued liabilities	212	23
Total		$652	$1,372		$4,083	$344

Refer to Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements which allow net settlements under certain conditions. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis on the consolidated balance sheets. As of December 31, 2022, the Company holds and reports $0.7 million of gross assets and $4.1 million of gross liabilities.

Effect of Derivative Contracts on Consolidated Statement of Operations and Accumulated Other Comprehensive Income (Loss)

The effects of the Company’s derivative instruments on AOCI and the consolidated statements of operations were summarized as follows:

	Year Ended December 31, 2022
	2022	2021	2020
(In thousands)
Derivatives designated as hedging instruments:
Cash flow hedges
Foreign currency forward contracts:
Gains (losses) recognized in accumulated other comprehensive income (loss) - Effective Portion	$(704)	$668	$(856)
Gains (losses) reclassified from accumulated other comprehensive income (loss) into income (loss) - Effective Portion (1):
Net revenue	$(218)	$459	$(954)
Cost of revenue	$3	$(2)	$2
Research and development	$(14)	$31	$9
Sales and marketing	$40	$(30)	$124
General and administrative	$(4)	$(5)	$27
Derivatives not designated as hedging instruments:
Gains (losses) recognized in Other income (expenses), net	$2,692	$4,195	$(3,861)

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

Net income (loss) per share consisted of the following:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss)	$(68,987)	$49,387	$58,293

Denominator:
Weighted average common shares - basic	29,007	30,241	29,897
Potentially dilutive common share equivalent	—	761	743
Weighted average common shares - dilutive	29,007	31,002	30,640

Basic net income (loss) per share	$(2.38)	$1.63	$1.95
Diluted net income (loss) per share	$(2.38)	$1.59	$1.90

Anti-dilutive employee stock-based awards, excluded	1,556	422	832

Note 6. Other Income (Expenses), Net

Other income (expenses), net consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Interest income	$1,825	$157	$436
Foreign currency transaction gain (loss), net	(2,335)	(4,848)	4,420
Foreign currency contract gain (loss), net	2,692	4,195	(3,861)
Gain (loss) on investments, net	(271)	(1,362)	(6,222)
Other	(1,009)	765	486
Total	$902	$(1,093)	$(4,741)

Note 7. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2022	2021	2020
(In thousands)
United States	$(100,609)	$42,219	$42,124
International	18,587	23,285	28,679
Total	$(82,022)	$65,504	$70,803

	Year Ended December 31,
(In thousands)	2022	2021	2020
Current:
U.S. Federal	$3,477	$6,198	$12,913
State	1,329	644	3,587
Foreign	4,236	5,000	5,178
	9,042	11,842	21,678
Deferred:
U.S. Federal	(18,761)	4,607	(3,052)
State	(3,017)	595	(6,408)
Foreign	(299)	(927)	292
	(22,077)	4,275	(9,168)
Total	$(13,035)	$16,117	$12,510

The benefit from income taxes for the year ended December 31, 2022 reflected the impact of a change in U.S. tax law effective January 1, 2022, which requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021.

Net deferred tax assets consisted of the following:

	Year Ended December 31,
(In thousands)	2022	2021
Deferred Tax Assets:
Accruals and allowances	$22,394	$25,737
Net operating loss carryforwards	1,275	1,010
Stock-based compensation	3,074	4,032
Operating lease liability	8,834	4,060
Deferred revenue	1,258	1,212
Tax credit carryforwards	607	—
Acquired intangibles	21,722	24,122
Capitalized Research and Development	33,299	5,735
Depreciation and amortization	1,632	1,661
Other	4,338	3,971
Total deferred tax assets	98,433	71,540
Deferred Tax Liabilities:
Right of use asset	(7,695)	(3,130)
Other	(984)	(1,083)
Total deferred tax liabilities	(8,679)	(4,213)

Valuation Allowance(1)	(4,050)	(3,532)
Net deferred tax assets	$85,704	$63,795

(1)
Valuation allowance is presented gross. The valuation allowance net of the federal tax effect was $4.0 million and $3.5 million for the years ended December 31, 2022 and 2021, respectively.

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2022, a valuation allowance of $4.0 million was placed against certain federal tax and state attributes since the recovery of the assets is uncertain. There was a valuation allowance of $3.5 million placed against deferred tax assets as of December 31, 2021. Accordingly, the valuation allowance increased $0.5 million during 2022. In management’s judgment it is more likely than not that the remaining deferred tax assets will be realized in the future as of December 31, 2022, and as such no valuation allowance has been recorded against the remaining deferred tax assets.

The effective tax rate differed from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	1.7%	1.4%	2.9%
Impact of international operations	2.7%	(1.8)%	(5.0)%
Stock-based compensation	(2.7)%	2.9%	5.4%
Tax credits	1.7%	(1.9)%	(2.3)%
Valuation allowance	(0.3%)	0.3%	1.8%
Goodwill impairment	(9.6)%	—%	—%
State Valuation Allowance Release	—%	—%	(5.8)%
Base Erosion Anti-Abuse Tax	—%	3.7%	—%
Transaction costs	—%	(0.9)%	—%
Recognition of previously unrecognized tax benefits	1.8%	0.0%	0.3%
Others	(0.4)%	(0.1)%	(0.6)%
Provision for income taxes	15.9%	24.6%	17.7%

As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $147,000, $(31,000), and $8,000 were recorded in comprehensive income related to the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the Company has approximately $0.3 million of acquired federal net operating loss carryforwards. All the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal year 2035.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2016. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to these years. In December, 2022 the Company received final notification from the U.S. Internal Revenue Service that it had completed its examination of the tax years ended December 31, 2018 and December 31, 2019, with no changes to the Company’s tax liabilities in the respective years. Accordingly, UTB’s related to the respective years have been recognized. The Company is currently under examination by the state of California for tax years 2016 through 2018. The Company has limited audit activity in various other states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.4 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(In thousands)	Federal, State, and Foreign Tax
Balance as of December 31, 2019	$9,069
Additions based on tax positions related to the current year	442
Additions for tax positions of prior years	253
Reductions due to lapse of applicable statutes	(744)
Adjustments due to foreign exchange rate movement	522
Balance as of December 31, 2020	9,542
Additions based on tax positions related to the current year	463
Additions for tax positions of prior years	50
Reductions due to lapse of applicable statutes	(556)
Adjustments due to foreign exchange rate movement	(295)
Balance as of December 31, 2021	9,204
Additions based on tax positions related to the current year	805
Additions for tax positions of prior years	8
Settlements	(1,355)
Reductions due to lapse of applicable statutes	(554)
Adjustments due to foreign exchange rate movement	(174)
Balance as of December 31, 2022	$7,934

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2022 is $5.7 million. The ending net UTB results from adjusting the gross balance at December 31, 2022 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2022, 2021, and 2020, total interest and penalties expensed were $0.0 million, $0.2 million, and $0.2 million, respectively. As of December 31, 2022 and 2021, accrued interest and penalties on a gross basis was $2.4 million for both periods. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $8.0 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S. The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $1.7 million in associated tax without consideration of foreign tax credits. Determination of foreign tax credit limitations depends on several factors which cannot be estimated.

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
Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of December 31, 2022, the Company had approximately $105.1 million, as compared to $94.8 million as of December 31,2021, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. The Company continues to experience an elongation of the time from order placement to production primarily due to component shortages and supply chain disruption brought about by the COVID-19 pandemic. In response, as of December 31, 2022, a further $580.7 million of purchase orders beyond contractual termination periods have been issued to supply chain partners in anticipation of demand requirements. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $5.5 million, $3.1 million and $2.6 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Non-Trade Commitments

As of December 31, 2022, the Company’s non-cancellable purchase commitments pertaining to non-trade activities were as follows (in thousands):

2023	$1,737
2024	1,823
2025	1,914
2026	2,010
2027	2,111
Thereafter	5,246
Total	$14,841

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Balance as of beginning of the period	$6,861	$9,240	$10,556
Provision for warranty liability made	5,230	4,522	7,330
Settlements made	(5,771)	(6,901)	(8,646)
Balance as of the end of the period	$6,320	$6,861	$9,240

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2022.

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

In the German cases, the parties have completed their technical and FRAND briefing. An oral hearing is scheduled for March 21, 2023.

The Company at this time is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2022, 2.5 million shares remained authorized for repurchase under the repurchase program. The Company repurchased, reported based on trade date, approximately 1.0 million, 2.1 million and 0.9 million shares of common stock at a cost of approximately $24.4 million, $75.0 million and $23.8 million, during the years ended December 31, 2022, 2021 and 2020, respectively.

The Company repurchased, reported based on trade date, approximately 202,000, 204,000 and 198,000 shares of common stock at a cost of approximately $4.8 million, $7.7 million and $5.1 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the years ended December 31, 2022, 2021 and 2020, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2019	$(2)	$22	$1	$21
Other comprehensive income (loss) before reclassifications	—	(856)	174	(682)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(792)	166	(626)
Net current period other comprehensive income (loss)	—	(64)	8	(56)
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	668	(126)	542
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	453	(95)	358
Net current period other comprehensive income (loss)	—	215	(31)	184
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(320)	(704)	188	(836)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(193)	41	(152)
Net current period other comprehensive income (loss)	(320)	(511)	147	(684)
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(218)	$459	$(954)
Cost of revenue	3	(2)	2
Research and development	(14)	31	9
Sales and marketing	40	(30)	124
General and administrative	(4)	(5)	27
Total before tax	(193)	453	(792)
Tax impact	41	(95)	166
Total, net of tax	$(152)	$358	$(626)

Note 10. Employee Benefit Plans

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

2016 Equity Incentive Plan

In April 2016, the Company’s Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which was approved by the Company’s stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million Shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan’s expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 1.7 million shares. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. As of December 31, 2022, approximately 1.0 million shares remained available for future grants under the 2016 Plan.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period and the purchase date. The duration of each offering period is generally six-months. In April 2022, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 3.0 million shares. For the years ended December 31, 2022, 2021, and 2020, the Company recognized ESPP compensation expense of $1.3 million, $1.7 million and $1.5 million, respectively. Approximately 196,000 shares of common stock were purchased at an average exercise price of $22.58 in the year ended December 31, 2022. As of December 31, 2022, approximately 1.0 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)	(In dollars)	(In years)	(In thousands)
Outstanding as of December 31, 2021	912	$30.19
Exercised	(37)	$20.16
Expired	(3)	$20.57
Outstanding as of December 31, 2022	872	$30.64	5.37	$—

As of December 31, 2022
Vested and expected to vest	872	$30.64	5.37	$—
Exercisable Options	804	$30.98	5.27	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2022, or December 30, 2022, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $0.2 million, $6.7 million and $7.3 million, respectively.

The total fair value of options vested during the years ended December 31, 2022, 2021, and 2020 was $1.3 million, $2.3 million and $3.2 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$18.58 - $25.37	224	3.74	$24.01	224	$24.01
$26.61 - $26.61	370	6.55	$26.61	302	$26.61
$38.32 - $41.67	278	5.12	$41.37	278	$41.37
$18.58 - $41.67	872	5.37	$30.64	804	$30.98

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding as of December 31, 2021	1,555	$33.86
Granted	815	$22.19
Vested	(624)	$34.55
Cancelled	(200)	$30.87
Outstanding as of December 31, 2022	1,546	$27.82	1.39	$27,998

The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $14.6 million, $24.3 million and $16.1 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $21.5 million, $20.4 million and $20.4 million, respectively.

Performance Shares Activity

In July 2020, July 2021 and April 2022, the Company’s executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares were never granted in the years prior to 2020. Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
	(In thousands)
Outstanding as of December 31, 2019	—	—
Granted	141	$28.22
Vested	—	—
Cancelled	—	—
Outstanding as of December 31, 2020	141	$28.22
Granted	152	$37.58
Vested	—	—
Cancelled	—	—
Outstanding as of December 31, 2021	293	$33.07
Granted	145	22.37
Vested	—	—
Cancelled	(8)	27.17
Outstanding as of December 31, 2022	430	$29.38

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

No stock options were granted during the years ended December 31, 2022, 2021 and 2020. The following table sets forth the weighted-average assumptions used to estimate the fair value of purchase rights granted under the ESPP:

	Year Ended December 31,
	2022	2021	2020

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	2.25%	0.05%	0.72%
Expected volatility	39.6%	40.8%	54.8%
Dividend yield	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2022	2021	2020
Cost of revenue	$1,353	$2,103	$4,091
Research and development	4,177	5,161	5,183
Sales and marketing	5,603	7,628	7,634
General and administrative	6,601	11,103	13,597
Total	$17,734	$25,995	$30,505

Total stock-based compensation cost capitalized in inventory was less than $0.9 million as of each of the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, $0.3 million of unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 0.6 years and $33.0 million of unrecognized compensation cost related to unvested RSUs and performance shares is expected to be recognized over a weighted-average period of 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•
Connected Home: Focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as WiFi 6 and WiFi 6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support; and
•
SMB: Focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price.

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Year ended December 31,
(In thousands)	2022	2021	2020
Net Revenue:
Connected Home	$558,823	$853,472	$1,007,545
SMB	373,649	314,601	247,657
Total net revenue	$932,472	$1,168,073	$1,255,202

Contribution Income (loss):
Connected Home	$(8,539)	$116,889	$152,512
Contribution margin	(1.5)%	13.7%	15.1%
SMB	$75,790	$62,136	$42,174
Contribution margin	20.3%	19.8%	17.0%
Total segment contribution income	$67,251	$179,025	$194,686
Corporate and unallocated costs	(82,888)	(83,883)	(83,867)
Amortization of intangibles (1)	(514)	(1,897)	(5,952)
Stock-based compensation expense	(17,734)	(25,995)	(30,505)
Change in fair value of contingent consideration	—	3,003	2,928
Goodwill impairment charge	(44,442)	—	—
Restructuring and other charges	(4,577)	(3,341)	(1,702)
Litigation reserves, net	(20)	(315)	(44)
Other income (expenses), net	902	(1,093)	(4,741)
Income (loss) before income taxes	$(82,022)	$65,504	$70,803

(1)
Amounts excluded amortization expense related to patents within purchased intangibles in cost of revenue.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography:

	Year Ended December 31,
(In thousands)	2022	2021	2020
United States (U.S.)	$598,649	$759,865	$866,161
Americas (excluding U.S.)	18,562	26,461	31,810
EMEA (1)	179,358	229,829	221,665
APAC (1)	135,903	151,918	135,566
Total net revenue	$932,472	$1,168,073	$1,255,202

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table represents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets:

(In thousands)	December 31, 2022	December 31, 2021
United States (U.S.)	$32,142	$14,564
Americas (excluding U.S.)	2,367	3,283
EMEA	3,564	2,465
Singapore	4,032	4,767
APAC (excluding Singapore) (1)	7,988	11,432
Total	$50,093	$36,511

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the year ended December 31, 2022, the Company had two customers, primarily within the Connected Home segment, that each individually accounted for 15% and 11% of net revenue, respectively. The Company had two customers, primarily within the Connected Home segment, that each individually accounted for 15% and 13% of net revenue for the year ended December 31, 2021, and 15% and 14% of net revenue for the year ended December 31, 2020, respectively.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents: money-market funds	$25,744	$25,744	$—	$—
Available-for-sale investments: U.S. treasury securities(1)	73,800	—	73,800	—
Trading securities: mutual funds(1)	6,946	6,946	—	—
Available-for-sale investments: certificates of deposit(1)	6	—	6	—
Available-for-sale investments: convertible debt securities(2)	346	—	346	—
Foreign currency forward contracts(3)	652	—	652	—
Total assets measured at fair value	$107,494	$32,690	$74,804	$—
Liabilities:
Foreign currency forward contracts(4)	$4,083	$—	$4,083	$—
Total liabilities measured at fair value	$4,083	$—	$4,083	$—

	December 31, 2021
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Assets:
Cash equivalents: money-market funds	$108,441	$108,441	$—	$—
Trading securities: mutual funds(1)	6,814	6,814	—	—
Available-for-sale investments: corporate equity securities(1)	751	751	—	—
Available-for-sale investments: certificates of deposit(1)	6	—	6	—
Available-for-sale investments: convertible debt securities(2)	518	—	518	—
Foreign currency forward contracts(3)	1,372	—	1,372	—
Total assets measured at fair value	$117,902	$116,006	$1,896	$—
Liabilities:
Foreign currency forward contracts(4)	$344	$—	$344	$—
Total liabilities measured at fair value	$344	$—	$344	$—

(1)
Included in Short-term investments on the Company’s consolidated balance sheets.
(2)
$173,000 included in Short-term investments and the remaining included in Other non-current assets on the Company’s consolidated balance sheets.
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

Restructuring and other charges recognized in fiscal year 2022 were primarily for severance, and other costs in relation to the reorganization of our Connected Home segment to better align the cost structure of the business with projected revenue levels. The liabilities as of December 31, 2022 are expected to be settled in 2023. Restructuring and other charges recognized in fiscal year 2021 were primarily for severance, and other costs in relation to the consolidation of offices in the APAC region and the reorganization of our supply chain function to gain some cost efficiencies. No significant restructuring and other changes were recognized during fiscal year 2020.

The following table provides a summary of the activity related to accrued restructuring and other charges:

	Employee termination charges	Lease contract termination and other charges	Total
(In thousands)
Balance as of December 31, 2019	$932	$66	$998
Additions	1,354	655	2,009
Cash payments	(1,972)	(415)	(2,387)
Adjustments	(227)	(79)	(306)
Balance as of December 31, 2020	87	227	314
Additions	2,910	513	3,423
Cash payments	(2,913)	(578)	(3,491)
Adjustments	(84)	(139)	(223)
Balance as of December 31, 2021	-	23	23
Additions	4,600	-	4,600
Cash payments	(2,714)	-	(2,714)
Adjustments	26	(23)	3
Balance as of December 31, 2022	$1,912	$-	$1,912

Note 14. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through December 2037. The leases have remaining lease terms of approximately 1 year to 15 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease cost were as follows:

	Year End December 31,
	2022	2021	2020
(In Thousands)
Operating lease cost	$11,067	$9,208	$10,482
Short-term lease cost	297	563	1,702
Total lease cost (1)	$11,364	$9,771	$12,184

_______________________

(1)
Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Year End December 31,
	2022	2021	2020
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$9,907	$9,474	$12,127

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$26,511	$1,773	$9,463

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2022	2021
Weighted Average Remaining Lease Term (in years)
Operating leases	4.6	3.6

Weighted Average Discount Rate
Operating leases	4.9%	4.0%

As of December 31, 2022, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2023	$12,842
2024	12,165
2025	10,647
2026	6,987
2027	5,728
Thereafter	2,594
Total lease payments	50,963
Less imputed interest	(5,866)
Total	$45,097

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2023 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our Proxy Statement under the headings “Information Concerning the Nominees and Incumbent Directors,” “Board and Committee Meetings,” and “Audit Committee” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2022 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2022.

Page

Schedule II—Valuation and Qualifying Accounts	103

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Other	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2022	$399	$—	$—	$(2)	$397
Year ended December 31, 2021	1,081	—	12	(694)	399
Year ended December 31, 2020	1,079	2	—	—	1,081

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)
Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant’s common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities	10-K	2/18/2020	4.2

10.1#	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1

10.2#	2016 Equity Incentive Plan, as amended	8-K	6/2/2020	10.1

10.3#	2003 Employee Stock Purchase Plan, as amended	S-8	8/5/2022	99.1

10.4#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3

10.5#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.6#	NETGEAR, Inc. Executive Bonus Plan	8-K	2/5/2020	99.2

10.7*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.8*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.9*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.10	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1

10.10a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1

10.10b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B

10.11#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5

10.11a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51

10.12#	Offer Letter, dated December 9, 1999, between the registrant and Mark G. Merrill	S-1	4/10/2003	10.8

10.12a#	Amendment to Offer Letter, dated December 28, 2008, between the registrant and Mark G. Merrill	10-K	3/4/2009	10.52

10.13#	Offer Letter, dated November 6, 2001, between the registrant and Bryan D. Murray	10-K	2/18/2022	10.13

10.14#	Offer Letter, dated June 16, 2004, between the registrant and David J. Henry	10-K	2/18/2022	10.14

10.15#	Offer Letter, dated January 29, 2008, between the registrant and Andrew W. Kim	10-K	2/18/2022	10.15

10.16#	Offer Letter, dated November 15, 2019, between the registrant and Vikram Mehta	10-Q-	4/30/2021	10.23

10.17#	Offer Letter, dated December 4, 2019, between the registrant and Martin D. Westhead	10-Q-	4/30/2021	10.24

10.18#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10

10.18a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49

10.19#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54

10.20#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21

10.21#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	11/2/2018	10.1*

10.22#	Form of Change in Control and Severance Agreement (Other Executive Officers)	10-Q	11/2/2018	10.2*

10.23#	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1

10.24#	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2

10.25#	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3

10.26#	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4

10.27#	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5

21.1	List of subsidiaries and affiliates				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 17th day of February 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PATRICK C.S. LO	Chairman of the Board and Chief Executive Officer	February 17, 2023
Patrick C.S. Lo	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 17, 2023
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ DAVID J. HENRY	President and General Manager of Connected Home	February 17, 2023
David J. Henry	Products and Services, and Director

/S/ SARAH S. BUTTERFASS	Director	February 17, 2023
Sarah S. Butterfass

/S/ LAURA J. DURR	Director	February 17, 2023
Laura J. Durr
/S/ SHRAVAN K. GOLI	Director	February 17, 2023
Shravan K. Goli

/S/ BRADLEY L. MAIORINO	Director	February 17, 2023
Bradley L. Maiorino

/S/ JANICE M. ROBERTS	Director	February 17, 2023
Janice M. Roberts

/S/ BARBARA V. SCHERER	Director	February 17, 2023
Barbara V. Scherer

/S/ THOMAS H. WAECHTER	Director	February 17, 2023
Thomas H. Waechter