Form 10-Q
period 2023-04-02
NETGEAR, INC.
filed 2023-05-05
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 2, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,055,783 as of April 28, 2023.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 2, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$143,191	$146,500
Short-term investments	96,019	80,925
Accounts receivable, net of allowance for doubtful accounts $397 as of April 2, 2023 and December 31, 2022, respectively	192,540	277,485
Inventories	337,187	299,614
Prepaid expenses and other current assets	30,487	29,767
Total current assets	799,424	834,291
Property and equipment, net	8,266	9,225
Operating lease right-of-use assets	39,908	40,868
Intangibles, net	1,200	1,329
Goodwill	36,279	36,279
Other non-current assets	103,030	97,793
Total assets	$988,107	$1,019,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,637	$85,550
Accrued employee compensation	21,706	24,132
Other accrued liabilities	190,276	213,476
Deferred revenue	22,439	21,128
Income taxes payable	3,702	1,685
Total current liabilities	317,760	345,971
Non-current income taxes payable	15,214	14,972
Non-current operating lease liabilities	32,372	34,085
Other non-current liabilities	4,199	3,902
Total liabilities	369,545	398,930
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	953,074	946,123
Accumulated other comprehensive income (loss)	53	(535)
Accumulated deficit	(334,594)	(324,762)
Total stockholders’ equity	618,562	620,855
Total liabilities and stockholders’ equity	$988,107	$1,019,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net revenue	$180,908	$210,558
Cost of revenue	120,526	151,655
Gross profit	60,382	58,903
Operating expenses:
Research and development	22,134	23,821
Sales and marketing	33,879	35,586
General and administrative	16,236	13,602
Goodwill impairment	—	44,442
Other operating expenses (income), net	108	(3)
Total operating expenses	72,357	117,448
Loss from operations	(11,975)	(58,545)
Other income (expenses), net	1,406	(982)
Loss before income taxes	(10,569)	(59,527)
Benefit from income taxes	(857)	(2,317)
Net loss	$(9,712)	$(57,210)

Net loss per share
Basic	$(0.33)	$(1.95)
Diluted	$(0.33)	$(1.95)
Weighted average shares used to compute net loss per share:
Basic	29,040	29,350
Diluted	29,040	29,350

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended
	April 2, 2023	April 3, 2022
Net loss	$(9,712)	$(57,210)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	465	45
Change in unrealized gains and losses on available-for-sale investments	241	(49)
Other comprehensive income (loss), before tax	706	(4)
Tax provision related to derivatives	(59)	(1)
Tax (provision) benefit related to available-for-sale investments	(59)	12
Other comprehensive income, net of tax	588	7
Comprehensive loss	$(9,124)	$(57,203)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	$620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	182	—	182
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	406	—	406
Net loss	—	—	—	—	(9,712)	(9,712)
Stock-based compensation	—	—	4,665	—	—	4,665
Restricted stock unit withholdings	(6)	—	—	—	(120)	(120)
Issuance of common stock under stock-based compensation plans	154	—	2,286	—	—	2,286
Balance as of April 2, 2023	29,056	$29	$953,074	$53	$(334,594)	$618,562

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	44	—	44
Net loss	—	—	—	—	(57,210)	(57,210)
Stock-based compensation	—	—	4,697	—	—	4,697
Repurchase of common stock	(354)	—	—	—	(9,377)	(9,377)
Restricted stock unit withholdings	(46)	—	—	—	(1,262)	(1,262)
Issuance of common stock under stock-based compensation plans	275	—	3,351	—	—	3,351
Balance as of April 3, 2022	29,161	$29	$931,276	$156	$(294,440)	$637,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net loss	$(9,712)	$(57,210)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,011	2,807
Stock-based compensation	4,665	4,697
(Gain) Loss on investments, net	(663)	622
Goodwill impairment	—	44,442
Deferred income taxes	(4,629)	(7,626)
Provision for excess and obsolete inventory	1,174	1,460
Changes in assets and liabilities:
Accounts receivable, net	84,945	41,247
Inventories	(38,747)	(13,102)
Prepaid expenses and other assets	(1,778)	7,889
Accounts payable	(5,922)	(9,012)
Accrued employee compensation	(2,425)	(3,743)
Other accrued liabilities	(23,665)	(13,155)
Deferred revenue	1,609	1,705
Income taxes payable	2,259	273
Net cash provided by operating activities	9,122	1,294
Cash flows from investing activities:
Purchases of short-term investments	(38,733)	(50,202)
Proceeds from maturities of short-term investments	25,006	417
Purchases of property and equipment	(870)	(957)
Purchases of long-term investments	—	(210)
Net cash used in investing activities	(14,597)	(50,952)
Cash flows from financing activities:
Repurchases of common stock	—	(9,377)
Restricted stock unit withholdings	(120)	(1,262)
Proceeds from exercise of stock options	—	593
Proceeds from issuance of common stock under employee stock purchase plan	2,286	2,758
Net cash provided by (used in) financing activities	2,166	(7,288)
Net decrease in cash and cash equivalents	(3,309)	(56,946)
Cash and cash equivalents, at beginning of period	146,500	263,772
Cash and cash equivalents, at end of period	$143,191	$206,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, homes, and power businesses and service providers. The Company's products are designed to simplify and improve people’s lives. The Company is dedicated to delivering innovative and differentiated high performance connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. The Company's products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Its product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance the Company's product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and its direct online store at www.netgear.com.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2022, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income (loss), stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended April 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of April 2, 2023:

(In thousands)	2023	2024	Beyond 2024	Total
Performance obligations	$88,231	$2,167	$2,046	$92,444

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	April 2, 2023	December 31, 2022
Accounts receivable, net	Accounts receivable, net	$192,540	$277,485
Contract liabilities - current	Deferred revenue	$22,439	$21,128
Contract liabilities - non-current	Other non-current liabilities	$4,195	$3,897

The difference in the balances of the Company's contract assets and liabilities as of April 2, 2023 and December 31, 2022, primarily results from the timing difference between the Company's performance and the customer’s payment.

During the three months ended April 2, 2023, $11.3 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $9.7 million of revenue was recognized for the satisfaction of performance obligations and $8.5 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

	Three Months Ended
	April 2, 2023			April 3, 2022
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$84,001	$37,921	$121,922	$107,347	$37,302	$144,649
EMEA	12,064	27,114	39,178	9,018	27,847	36,865
APAC	6,681	13,127	19,808	13,977	15,067	29,044
Total	$102,746	$78,162	$180,908	$130,342	$80,216	$210,558
Sales channels:
Service provider	$14,027	$190	$14,217	$18,121	$729	$18,850
Non-service provider	88,719	77,972	166,691	112,221	79,487	191,708
Total	$102,746	$78,162	$180,908	$130,342	$80,216	$210,558

(1) No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of April 2, 2023, and December 31, 2022, were as follows:

	April 2, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$88,535	$—	$(78)	$88,457
Convertible debt (1)	346	—	—	346
Total	$88,881	$—	$(78)	$88,803

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$74,120	$—	$(320)	$73,800
Convertible debt (1)	346	—	—	346
Certificates of deposit	6	—	—	6
Total	$74,472	$—	$(320)	$74,152

(1)
On the Company’s unaudited condensed consolidated balance sheets, $173,000 included in Short-term investments as of April 2, 2023, and December 31, 2022, respectively, and $173,000 included in Other non-current assets as of April 2, 2023, and December 31, 2022, respectively.

The contractual maturities on the U.S. treasury securities as of April 2, 2023, are all due within one year. Accrued interest receivable as of April 2, 2023, was $0.1 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of April 2, 2023 and December 31, 2022:

	April 2, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$88,457	$(78)	$—	$—	$88,457	$(78)
Total	$88,457	$(78)	$—	$—	$88,457	$(78)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$73,800	$(320)	$—	$—	$73,800	$(320)
Total	$73,800	$(320)	$—	$—	$73,800	$(320)

In the three months ended April 2, 2023, and April 3, 2022, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the three months ended April 2, 2023, and April 3, 2022. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	April 2, 2023	December 31, 2022
Raw materials	$4,732	$4,549
Finished goods	332,455	295,065
Total	$337,187	$299,614

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.2 million and $1.5 million for the three months ended April 2, 2023, and April 3, 2022, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	April 2, 2023	December 31, 2022
Computer equipment	$9,639	$9,648
Furniture, fixtures, and leasehold improvements	19,002	18,642
Software	30,724	30,610
Machinery and equipment	77,069	76,806
Total property and equipment, gross	136,434	135,706
Accumulated depreciation	(128,168)	(126,481)
Total	$8,266	$9,225

Intangibles, net

	April 2, 2023			December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,799)	$1,000	$59,799	$(58,692)	$1,107
Other	10,345	(10,145)	200	10,345	(10,123)	222
Total	$70,144	$(68,944)	$1,200	$70,144	$(68,815)	$1,329

Amortization of purchased intangibles was $0.1 million for the three months ended April 2, 2023, and April 3, 2022, respectively.

Other non-current assets

(In thousands)	April 2, 2023	December 31, 2022
Non-current deferred income taxes	$90,275	$85,704
Long-term investments	7,860	7,879
Other	4,895	4,210
Total	$103,030	$97,793

Long-term equity investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Carrying value as of the beginning of the period (1)	$6,053	$6,303
Impairment	—	(250)
Carrying value as of the end of the period (1)	$6,053	$6,053

(1)
The balances excluded an investment in limited partnership funds of $1.6 million as of April 2, 2023, $1.2 million as of April 3, 2022, $1.7 million as of December 31, 2022, and $0.9 million as of December 31, 2021. Additionally, the balance excluded an investment in convertible debt securities of $0.2 million as of April 2, 2023, and December 31, 2022, respectively, $0.3 million as of April 3, 2022, and December 31, 2021, respectively.

For such equity investments without readily determinable fair values still held at April 2, 2023, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	April 2, 2023	December 31, 2022
Current operating lease liabilities	$12,460	$11,012
Sales and marketing	86,008	98,690
Warranty obligations	6,351	6,320
Sales returns(1)	39,675	44,944
Freight and duty	3,749	7,243
Other	42,033	45,267
Total	$190,276	$213,476

(1)
Inventory expected to be received from future sales returns amounted to $18.8 million and $21.8 million as of April 2, 2023 and December 31, 2022, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $11.1 million and $11.8 million as of April 2, 2023, and December 31, 2022, respectively.

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

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	April 2, 2023	December 31, 2022	Location	April 2, 2023	December 31, 2022
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$706	$636	Other accrued liabilities	$227	$3,871
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	145	16	Other accrued liabilities	16	212
Total		$851	$652		$243	$4,083

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Net Loss Per Share

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

Net loss per share consisted of the following:

	Three Months Ended
(In thousands, except per share data)	April 2, 2023	April 3, 2022
Numerator:
Net loss	$(9,712)	$(57,210)

Denominator:
Weighted average common shares - basic	29,040	29,350
Weighted average common shares - dilutive	29,040	29,350

Basic net loss per share	$(0.33)	$(1.95)
Diluted net loss per share	$(0.33)	$(1.95)

Anti-dilutive employee stock-based awards, excluded	1,318	1,179

Note 7. Income Taxes

The income tax benefit for the three months ended April 2, 2023 was $0.9 million, or an effective tax rate of 8.1%. The income tax benefit for the three months ended April 3, 2022 was $2.3 million, or an effective tax rate of 3.9%. The change in taxes for the three months ended April 2, 2023, compared to the prior year period, was primarily due to a higher forecasted effective tax rate in the three months ended April 2, 2023, resulting primarily from relatively lower forecasted earnings for 2023. In the three months ended April 3, 2022, the forecasted annual loss was significantly higher (in relative terms) as compared to the forecasted earnings for 2023 due to the impairment of goodwill. The tax benefit on the three months ended April 3, 2022 was partially offset by the tax impact of non-tax-deductible goodwill impairment which substantially reduced the effective tax rate for that period.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.4 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination in various U.S. and foreign jurisdictions.

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company's control, it is at least reasonably possible that the Company’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of April 2, 2023, the Company had approximately $88.4 million, as compared to $105.1 million as of December 31, 2022, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. During the height of COVID-19 pandemic, the Company experienced an elongation of the time from order placement to production. In response, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of April 2, 2023, $466.9 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $0.5 million and $1.4 million for the three months ended April 2, 2023 and April 3, 2022, respectively.

Non-Trade Commitments

As of April 2, 2023, the Company had non-cancellable purchase commitments of $14.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Balance as of beginning of the period	$6,320	$6,861
Provision for warranty liability made	1,417	1,423
Settlements made	(1,386)	(1,505)
Balance as of the end of the period	$6,351	$6,779

Litigation and Other Legal Matters

The Company is involved in disputes, litigation, and other legal actions, including, but not limited to, the matters described below. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no 407) and ZL 201810757332.2 (case no. 408) against the Company’s WiFi 6 products. The Company’s challenge of the Jinan Court’s jurisdiction in both cases has been denied by the Supreme Court of China.

In the German cases, on or around February 9, 2023, the Federal Patent Court issued preliminary opinions finding both asserted patents invalid. These proceedings are ongoing. The Company attended the scheduled oral hearing for both infringement cases on March 21, 2023 before the Dusseldorf District Court and is awaiting the Court’s decisions.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. The Company did not repurchase any shares of common stock during the three months ended April 2, 2023. During the three months ended April 3, 2022, the Company repurchased, reported based on trade date, approximately 0.4 million shares of common stock at a cost of approximately $9.4 million under the repurchase authorizations. As of April 2, 2023, 2.5 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 6,000 and 46,000 shares of common stock, at a cost of approximately $0.1 million and $1.3 million, during the three months ended April 2, 2023, and April 3, 2022, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income ("AOCI") by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	241	1,046	(240)	1,047
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	581	(122)	459
Net current period other comprehensive income (loss)	241	465	(118)	588
Balance as of April 2, 2023	$(81)	$127	$7	$53

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(49)	369	(57)	263
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	324	(68)	256
Net current period other comprehensive income (loss)	(49)	45	11	7
Balance as of April 3, 2022	$(51)	$218	$(11)	$156

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$689	$385
Cost of revenue	(1)	3
Research and development	(8)	(15)
Sales and marketing	(83)	(43)
General and administrative	(16)	(6)
Total before tax	581	324
Tax impact	(122)	(68)
Total, net of tax	$459	$256

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of April 2, 2023, approximately 1.2 million shares were reserved for future grants under the 2016 Plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six-months. As of April 2, 2023, approximately 0.9 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
	(In thousands)	(In dollars)
Outstanding as of December 31, 2022	872	$30.64
Expired	(6)	$21.86
Outstanding as of April 2, 2023	866	$30.70

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	1,546	$27.82
Granted	11	$20.22
Vested	(16)	$28.98
Cancelled	(8)	$27.07
Outstanding as of April 2, 2023	1,533	$27.75

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

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	430	$29.38
Granted	—	—
Vested	—	—
Cancelled	(141)	$28.22
Outstanding as of April 2, 2023	289	$29.94

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Cost of revenue	$351	$386
Research and development	1,065	1,087
Sales and marketing	1,431	1,456
General and administrative	1,818	1,768
Total	$4,665	$4,697

As of April 2, 2023, $0.2 million of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 0.3 years and $28.7 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.0 years.

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

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, goodwill impairment, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to loss before income taxes is as follows:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Net Revenue:
Connected Home	$102,746	$130,342
SMB	78,162	80,216
Total net revenue	$180,908	$210,558

Contribution Income (loss):
Connected Home	$668	$(1,975)
Contribution margin	0.7%	(1.5)%
SMB	$14,442	$13,496
Contribution margin	18.5%	16.8%
Total segment contribution income	$15,110	$11,521
Corporate and unallocated costs	(22,183)	(20,801)
Amortization of intangibles (1)	(129)	(129)
Stock-based compensation expense	(4,665)	(4,697)
Goodwill impairment	—	(44,442)
Restructuring and other charges	(108)	23
Litigation reserves, net	—	(20)
Other income (expenses), net (2)	1,406	(982)
Loss before income taxes	$(10,569)	$(59,527)

(1)
Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.
(2)
Amounts included gain/(loss), net from derivatives not designated as hedging instruments of $(0.2) million and $1.2 million, for the three months ended April 2, 2023 and April 3, 2022, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
United States (U.S.)	$117,798	$141,005
Americas (excluding U.S.)	4,124	3,644
EMEA (1)	39,178	36,865
APAC (1)	19,808	29,044
Total net revenue	$180,908	$210,558

(1)
No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	April 2, 2023	December 31, 2022
United States (U.S.)	$30,201	$32,142
Americas (excluding U.S.)	2,062	2,367
EMEA	4,222	3,564
APAC (1)	11,689	12,020
Total	$48,174	$50,093

(1)
No individual foreign countries represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	April 2, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$12,151	$12,151	$—
Available-for-sale investments: U.S. treasury securities(1)	88,457	—	88,457
Trading securities: mutual funds(1)	7,389	7,389	—
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	851	—	851
Total assets measured at fair value	$109,194	$19,540	$89,654
Liabilities:
Foreign currency forward contracts(4)	$243	$—	$243
Total liabilities measured at fair value	$243	$—	$243

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,744	$25,744	$—
Available-for-sale investments: U.S. treasury securities(1)	73,800	—	73,800
Trading securities: mutual funds(1)	6,946	6,946	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	652	—	652
Total assets measured at fair value	$107,494	$32,690	$74,804
Liabilities:
Foreign currency forward contracts(4)	$4,083	$—	$4,083
Total liabilities measured at fair value	$4,083	$—	$4,083

(1)
Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)
On the Company’s unaudited condensed consolidated balance sheets, $173,000 included in Short-term investments and the remaining included in Other non-current assets as of April 2, 2023 and December 31, 2022, respectively.
(3)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, continued profitability and cash generation; expectations regarding product mix and market demand for NETGEAR's products, including SMB and premium Connected Home products and NETGEAR's ability to respond to this demand; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product introductions that position NETGEAR for growth and market share gain; expectations regarding inventory levels, sales and inventory management; expectations regarding transportation costs; and expectations regarding NETGEAR’s paid subscriber base growth, revenue, registered users and registered app users. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products. Our products connect people, homes, and power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our core long-term strategy is to create and grow the premium higher-margin segments of the consumer networking market, where we believe competition is less intense and consumers are less price sensitive and offers greater potential to sell our subscription services. A key element of our premium strategy is the curated online experience we deliver to guide our customers through the shopping experience. This approach has helped grow NETGEAR.com as a channel and, with expansion to more countries, we have a great opportunity to accelerate traction in the premium segment of the market. Our goal is to enable people to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and differentiated high performance connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as WiFi 6/6E Tri-band and Quad-band mesh systems, routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support. The SMB segment focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional retail locations domestically and internationally, such as Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Online retailers include Amazon.com (worldwide). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the three months ended April 2, 2023, our net revenue decreased by $29.7 million compared to the prior year period, mainly driven by a decrease of $27.6 million in our Connected Home segment, primarily due to elevated demand with higher inventory carrying levels at our channel partners in the prior year. Our SMB net revenue decreased by $2.1 million, primarily due to a reduction in inventory carrying level at our largest e-commerce channel partner. Our gross margin increased for the three months ended April 2, 2023, compared to the prior year period, in part due to an improved mix of our premium Connected Home products, as well as a higher mix of SMB net revenue, both of which carry higher gross margins. Additionally, we incurred lower sea freight costs when the inventory was purchased in the second half of 2022, and less reliance on higher cost air freight due to an improved supply picture. Loss from operations decreased by $46.5 million for the three months ended April 2, 2023, compared to the prior year period, primarily due to a non-recurring goodwill impairment of $44.4 million recognized in the prior year with respect to our Connected Home segment and to a lesser extent, the improved gross margin.

Geographically, net revenue from Connected Home decreased in Americas and APAC, partially offset by an increase in EMEA during the three months ended April 2, 2023, compared to the prior year period, whereas net revenue from SMB segment decreased in EMEA and APAC, partially offset by an increase in Americas.

Global Events Affecting our Business and Operations

The COVID-19 pandemic has impacted businesses since the onset over three years ago. We experienced longer lead times for some of our key components, impacting our ability to accurately forecast and fully capitalize on end-market demand. Transportation disruptions had brought about a meaningful increase in the cost of sea freight, and we had increased our reliance on airfreight to secure supply to offset lengthening sea transit times. In 2022, we saw a positive downward trend on the cost per container to move goods via sea, with rates returning to near pre-pandemic levels by the end of 2022. In the first fiscal quarter of 2023, we began to realize the gross margin benefits from those lower sea freight rates as we worked through the inventory obtained when freight costs were elevated. Additionally, we also decreased our use of higher cost air freight in 2023 due to an improved supply picture.

Recent macroeconomic trends have led to uncertainty in the global economic environment. These include conditions such as the potential for a recession, high inflation, rising interest rates, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, as well as the continued conflict between Russia and Ukraine. The extent of impacts from the COVID-19 pandemic and/or macroeconomic trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The duration of the pandemic and the broader implications of the macro-economic recovery and any related disruptions to channel partners are uncertain and unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, in spite of the on-going broad-based inflationary pressures and the uncertain macroeconomic environment, we expect to continue to experience strong underlying demand in our SMB segment driven by Pro AV products, and the premium portion of our Connected Home product portfolio powered by our super-premium mesh systems and 5G mobile hotspots. We expect our channel partners to continue to reduce their inventory levels, which will reduce sales into these channels. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 6E, WiFi 6, 5G, audio and video over Ethernet and the recent release of WiFi 7, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023		April 3, 2022
Net revenue	$180,908	100.0%	$210,558	100.0%
Cost of revenue	120,526	66.6%	151,655	72.0%
Gross profit	60,382	33.4%	58,903	28.0%
Operating expenses:
Research and development	22,134	12.2%	23,821	11.3%
Sales and marketing	33,879	18.7%	35,586	16.9%
General and administrative	16,236	9.0%	13,602	6.5%
Goodwill impairment charge	—	—%	44,442	21.1%
Other operating expenses (income), net	108	0.1%	(3)	—%
Total operating expenses	72,357	40.0%	117,448	55.8%
Loss from operations	(11,975)	(6.6)%	(58,545)	(27.8)%
Other income (expenses), net	1,406	0.8%	(982)	(0.5)%
Loss before income taxes	(10,569)	(5.8)%	(59,527)	(28.3)%
Benefit from income taxes	(857)	(0.4)%	(2,317)	(1.1)%

Net loss	$(9,712)	(5.4)%	$(57,210)	(27.2)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022

Americas	$121,922	(15.7)%	$144,649
Percentage of net revenue	67.4%		68.7%
EMEA	$39,178	6.3%	$36,865
Percentage of net revenue	21.7%		17.5%
APAC	$19,808	(31.8)%	$29,044
Percentage of net revenue	10.9%		13.8%
Total net revenue	$180,908	(14.1)%	$210,558

Americas

Net revenue in Americas decreased in the three months ended April 2, 2023, primarily due to a net revenue decline of 21.7% from our Connected Home segment, compared to the prior year period. Our Connected Home segment experienced a year-over-year decline across both the retail and service provider channels, primarily due to elevated demand with higher inventory carrying levels at our channel partners in the prior year. SMB net revenue in the three months ended April 2, 2023 increased by 1.7% compared to the prior year period.

EMEA

Net revenue in EMEA increased in the three months ended April 2, 2023, compared to the prior year period, primarily driven by increased net revenue of 33.8% in our Connected Home segment. This increase was mainly attributable to growth of our super-premium WiFi 6 mesh systems and 5G mobile hotspots, partially offset by a decline of home wireless products. SMB net revenue in the three months ended April 2, 2023 decreased by 2.6% compared to the prior year period.

APAC

Net revenue in APAC decreased in the three months ended April 2, 2023, compared to the prior year period, driven by a decline of 52.2% in our Connected Home segment and a decline of 12.9% in our SMB segment. Our APAC revenue declined due to the sudden COVID-19 pandemic surge in China at the end of 2022 and into the first quarter of 2023, which caused a significant market slowdown in certain countries within the APAC region.

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

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Cost of revenue	$120,526	(20.5)%	$151,655
Gross margin percentage	33.4%		28.0%

Our overall gross margin increased for the three months ended April 2, 2023, compared to the prior year period, as we experienced an improved mix of our premium Connected Home products, as well as a higher mix of SMB net revenue, both of which carry higher gross margins. Additionally, we incurred lower sea freight costs when the inventory was purchased in the second half of 2022, and less reliance on higher cost air freight due to an improved supply picture.

We believe that a combination of improved product mix with increased sales of premium and super-premium Connected Home products and SMB products, higher subscription services and reduced transportation costs, including less reliance on higher-cost air freight, will help to deliver improvement to margin performance from fiscal 2022 levels as 2023 progresses. Over the past two years, we experienced meaningful and continuously elevated cost of materials and components for our products. After more than a year of increasing market rates for sea freight transportation, we saw a positive downward shift starting in the second quarter of 2022 with rates stabilizing near pre-pandemic levels in the first quarter of 2023. In the first quarter of 2023, we began to realize the gross margin benefits from the improved sea freight rates having worked through inventory obtained when freight costs were elevated.

We have experienced disruptions caused by the pandemic. If the disruptions become more widespread, they could significantly hamper our ability to fulfill the demand for our products. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, including broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Research and development	$22,134	(7.1)%	$23,821

Research and development expenses decreased for the three months ended April 2, 2023, compared to the prior year period primarily driven by a decrease in personnel-related expenditures of $1.6 million mainly due to lower headcount.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, 10Gig and PoE switch and SMB wireless products. While we expect research and development expenses for the remainder of fiscal 2023 to be lower in absolute dollars than fiscal 2022 levels, we expect it to be higher as a percentage of net revenue due to lower anticipated net revenues as we work with our channel partners to optimize their inventory carrying levels. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Sales and marketing	$33,879	(4.8)%	$35,586

The decline in sales and marketing expenses for the three months ended April 2, 2023, compared to the prior year period, was primarily attributable to a decrease of $1.8 million in outbound freight costs for product deliveries to our customers and $0.4 million in personnel-related expenditures. These declines were partially offset by a $0.9 million increase in marketing-related expenditures for brand recognition.

While we expect sales and marketing expenses for the remainder of fiscal 2023 to be lower in absolute dollars than fiscal 2022 levels, we expect it to be higher as a percentage of net revenue due to lower anticipated net revenue as mentioned above. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
General and administrative	$16,236	19.4%	$13,602

The increase in general and administrative expenses for the three months ended April 2, 2023, compared to the prior year period, was primarily driven by an increase in legal and professional services fees of $1.9 million mainly associated with litigation matters and a $0.5 million increase in personnel-related expenditures.

While we expect general and administration expenses for the remainder of fiscal 2023 to be lower in absolute dollars than fiscal 2022 levels, we expect it to be higher as a percentage of net revenue due to lower anticipated net revenue as mentioned above. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill impairment charge

The following table presents goodwill impairment charge for the periods indicated:

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Goodwill impairment charge	$—	(100.0)%	$44,442

There was no goodwill impairment charge for the three months ended April 2, 2023, as compared to the prior year period charge of $44.4 million for the Connected Home segment resulting from an interim goodwill impairment assessment performed in the first fiscal quarter of 2022. For a detailed discussion of goodwill impairment charge, refer to Note 4, Balance Sheet Components, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other operating expenses (income), net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Other operating expenses (income), net	$108	**	$(3)

** Percentage change not meaningful.

The net change in other operating expenses (income), net for the three months ended April 2, 2023, compared to the prior year period, was not significant.

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

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Other income (expenses), net	$1,406	**	$(982)

** Percentage change not meaningful.

The change in other income (expenses), net for the three months ended April 2023, compared to the prior year period was primarily due to higher interest earned on our short-term investment pertaining to U.S. treasuries and lower net loss on our long-term investments.

Benefit from Income Taxes

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Benefit from income taxes	$(857)	(63.0)%	$(2,317)
Effective tax rate	8.1%		3.9%

The change in taxes for the three months ended April 2, 2023, compared to the prior year period, was primarily due to a higher forecasted effective tax rate in the quarter ended April 2, 2023 compared to the previous year, resulting primarily from relatively lower forecasted earnings for 2023. In the period ended April 3, 2022, the forecasted annual loss was significantly higher (in relative terms) as compared to the forecasted earnings for 2023 due to the impairment of goodwill. The tax benefit on the period ended April 3 2022 was partially offset by the tax impact of non-tax-deductible goodwill impairment which substantially reduced the effective tax rate for that period.

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

Connected Home Segment

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Net revenue	$102,746	(21.2)%	$130,342
Percentage of net revenue	56.8%		61.9%
Contribution income (loss)	$668	**	$(1,975)
Contribution margin	0.7%		(1.5%)

** Percentage change not meaningful.

Connected Home net revenue decreased in both the retail and service provider channels in the three months ended April 2, 2023, compared to the prior year period, primarily due to elevated demand with higher inventory carrying levels at our channel partners in the prior year period. Despite a decline in the overall consumer networking market in the first fiscal quarter of 2023, our super-premium WiFi 6 mesh systems and 5G mobile hotspots both outperformed the broader market and we saw growth in our services revenue as compared to the prior year period. Geographically, we experienced decreases in Americas and APAC, partially offset by an increase in EMEA in the three months ended April 2, 2023, compared to the prior year period.

Connected Home experienced a contribution income increase in the three months ended April 2, 2023, compared to the prior year period, mainly attributable to higher gross margin achievement through strong demand for higher-margin premium products and decreased transportation costs.

SMB Segment

	Three Months Ended
(In thousands, except percentage data)	April 2, 2023	% Change	April 3, 2022
Net revenue	$78,162	(2.6)%	$80,216
Percentage of net revenue	43.2%		38.1%
Contribution income	$14,442	7.0%	$13,496
Contribution margin	18.5%		16.8%

SMB net revenue decreased for the three months ended April 2, 2023, compared to the prior year period, primarily due to a reduction in inventory carrying levels at our largest e-commerce channel partner, partially offset by the continued strong demand for the Pro AV product line of managed switches. Geographically, SMB net revenue decreased in EMEA and APAC, partially offset by an increase in Americas in the three months ended April 2, 2023, compared to the prior year period.

SMB contribution income increased in the three months ended April 2, 2023, compared to the prior year period, primarily attributable to higher gross margin achievement, in part due to decreased transportation costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of April 2, 2023, we had cash, cash equivalents and short-term investment of $239.2 million, an increase of $11.8 million from December 31, 2022.

As of April 2, 2023, approximately 37% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Three Months Ended
(In thousands)	April 2, 2023	April 3, 2022
Cash provided by operating activities	$9,122	$1,294
Cash used in investing activities	(14,597)	(50,952)
Cash provided by (used in) financing activities	2,166	(7,288)
Net cash decrease	$(3,309)	$(56,946)

Operating activities

Net cash provided by operating activities increased by $7.8 million for the three months ended April 2, 2023, compared to the prior year period, primarily due to lower net loss and favorable working capital movements.

Our accounts payable (excluding payables related to property and equipment) decreased from $85.3 million as of December 31, 2022, to $79.4 million as of April 2, 2023, primarily due to timing of inventory receipts and supplier payments. Accounts receivable decreased from $277.5 million as of December 31, 2022 to $192.5 million as of April 2, 2023. Inventory increased from $299.6 million as of December 31, 2022, to $337.2 million as of April 2, 2023, mainly due to an unexpected and unprecedented level of inventory reduction by our channel partners.

Investing activities

Net cash used in investing activities increased by $36.4 million in the three months ended April 2, 2023, compared to the prior year period, mainly driven by lower net purchases of short-term investments.

Financing activities

Net cash provided by financing activities was $2.2 million in the three months ended April 2, 2023, compared to net cash used of $7.3 million in the prior year period, primarily due to lower purchases of our common stock and lower tax withholdings pertaining to restricted stock unit releases.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares of common stock during the three months ended April 2, 2023. During the three months ended April 3, 2022, we repurchased and retired, reported based on trade date, approximately 0.4 million shares of common stock at a cost of approximately $9.4 million under the repurchase authorizations. As of April 2, 2023, approximately 2.5 million shares remained authorized for repurchase under the repurchase program. We also repurchased and retired, reported based on trade date, approximately 6,000 and 46,000 shares of common stock, respectively, at a cost of approximately $0.1 million and $1.3 million during the three months ended April 2, 2023, and April 3, 2022, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of April 2, 2023, from those as of December 31, 2022, disclosed in Part II, Item 7, of our Annual Report.

As of April 2, 2023, we had $88.4 million of purchase obligations which represented non-cancellable inventory-related purchase agreements with suppliers, down from $105.1 million as of December 31, 2022, as we align our procurement with anticipated demand for our products. During the height of COVID-19 pandemic, we experienced an elongation of the time from order placement to production. In response, we issued purchase orders to supply chain partners beyond contractual termination periods. As of April 2, 2023, $466.9 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to this item many be found in Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, which are hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended April 2, 2023, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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

Risks Related to our Business, Industry and Operations

•
Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.
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
•
Investment in new business strategies could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.
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
•
We are exposed to the credit risk of some of our customers and to credit exposures, including bank failures, in weakened markets.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 17, 2023.

Risks Related to our Business, Industry and Operations

* Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022, many of our retail and service partners began reducing their target inventory levels, and they have continued to further reduce their target inventory levels beyond what they had previously communicated. Low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation.

Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, in 2022, demand for our Connected Home products turned out to be lower than we previously forecasted and resulted in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. replenished inventory slower than they sold through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned below in the risk factors “If disruptions in our transportation network continue to occur or our shipping costs substantially increase again in the future, we may be unable to sell or timely deliver our products, and net revenue and our gross margin could decrease” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs”, we had previously experienced high freight costs and component costs and had issued price increases to our customers. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

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

In addition, adverse changes in economic conditions or unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as mentioned above in the risk factor “Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products,” many of our retail and service provider customers have and continue to reduce their target inventory levels. This shift may have a longer-term impact on the inventory levels our customers choose to carry.

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

* We depend substantially on our sales channels, and our failure to maintain and expand our sales channels would result in lower sales and reduced net revenue.

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

Traditional retailers have limited shelf space and promotional budgets, and competition is intense for these resources. If the networking sector does not experience sufficient growth, retailers may choose to allocate more shelf space to other consumer product sectors and may choose to reduce their inventory levels. A competitor with more extensive product lines and stronger brand identity may have greater bargaining power with these retailers. Any reduction in available shelf space or inventory levels or increased competition for such shelf space would require us to increase our marketing expenditures simply to maintain current levels of retail shelf space and inventory levels, which would harm our operating margin. In addition, reduction in inventory levels puts pressure on our ability to accurately forecast customer demand. A failure to accurately predict high demand for a product could result in lost sales or higher product costs if we meet demand by paying higher costs for materials, production and delivery. We could also frustrate our customers and lose further shelf space and market share. A failure to predict low demand for a product could result in excess inventory, further reductions in target inventory levels, lower cash flows and lower margins if we are required to reduce product prices in order to reduce inventories.

Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic has accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business and inventory requirements amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. Recently, we have begun to sell products and services directly to consumers from our own e-commerce platforms. This has required a material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially and adversely affect our results of operations.

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

* To remain competitive and stimulate consumer demand, we must successfully manage new product introductions and transitions of products and services.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we have made a strategic shift to focus on premium, higher margin products and have committed a substantial amount of resources to the development, manufacture, marketing and sale of our Nighthawk mobile hotspot products and Orbi WiFi system, and to introducing additional and improved models and services in these lines. The success of new product and services depend on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and channel inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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
•
adverse reactions in our sales channels, such as reduced shelf space, reduced channel inventory levels, reduced online product visibility, or loss of sales channels; and
•
increased levels of product returns.

In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, or if we are unable to improve the margins on our previously introduced and rapidly growing product lines, our net revenue and overall gross margin would likely decline.

* Investment in new business strategies could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.

We have invested, and in the future may invest, in new business strategies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal and regulatory challenges, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. New business strategies are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition. For example, as mentioned in the risk factor above “To remain competitive and stimulate consumer demand, we must successfully manage new product introductions and transitions of products and services”, we have made a strategic shift to focus on premium, higher margin products and services, which carries risks that it may not prove to be successful. If we fail to successfully execute on our business strategies, our business, financial condition, results of operations and reputation could be materially adversely affected.

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

* If disruptions in our transportation network continue to occur or our shipping costs substantially increase again in the future, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease.

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. As discussed in the risk factor “Our business, financial condition and results of operations have been, and could in the future be, materially adversely affected by the ongoing COVID-19 pandemic” below, the COVID-19 pandemic has, at times, led to significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Singapore, Rotterdam, Netherlands, Los Angeles or Long Beach, California, where we have significant distribution centers, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we have experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and have suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. In addition, as mentioned above in the risk factor "Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products," many of our retail and service provider customers have and continue to reduce their target inventory levels to more closely match with product demand. This further intensifies the need for our transportation systems to function effectively and without delay. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in the first fiscal quarter of 2023 and approximately 36% of overall net revenue in fiscal 2022. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

Orders from service providers generally tend to be large but sporadic, which causes our revenues from them to fluctuate and challenges our ability to accurately forecast demand from them. In particular, managing inventory, inventory levels and production of our products for our service provider customers is a challenge and may be further exacerbated by current macroeconomic uncertainties and geopolitical instability. Many of our service provider customers have irregular purchasing requirements. These customers may decide to cancel orders for customized products specific to that customer, and we may not be able to reconfigure and sell those products in other channels. These cancellations could lead to substantial write-offs. In addition, these customers may issue unforecasted orders for products which we may not be able to produce in a timely manner and as such, we may not be able to accept and deliver on such unforecasted orders. In certain cases, we may commit to fixed-price, long term purchase orders, with such orders priced in foreign currencies which could lose value over time in the event of adverse changes in foreign exchange rates. Even if we are selected as a supplier, typically a service provider will also designate a second source supplier, which over time will reduce the aggregate orders that we receive from that service provider. Further, as the technology underlying our products deployed by broadband service providers matures and more competitors offer alternative products with similar technology, we anticipate competing in an extremely price sensitive market and our margins may be affected. If we are unable to introduce new products with sufficiently advanced technology to attract service provider interest in a timely manner, our service provider customers may then require us to lower our prices, or they may choose to purchase products from our competitors. If this occurs, our business would be harmed and our revenues would be reduced.

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
•
unfavorable or compressed level of inventory and turns;
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

Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges

*We are currently involved in numerous litigation matters in the ordinary course and may in the future become involved in additional litigation, including litigation regarding intellectual property rights, consumer class actions and securities class actions, any of which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In 2022, a third-party initiated litigation against us in Germany, which carries with it the threat of an injunction on the importation of our products into Germany, as well as a significant increase in time and resources to defend against. In addition, several third-party non practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, thus far we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

* We are exposed to the credit risk of some of our customers and to credit exposures, including bank failures, in weakened markets, which could result in material losses.

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

In the past, there have been bankruptcies amongst our customer base, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Although losses resulting from customer bankruptcies have not been material to date, any future bankruptcies could harm our business and have a material adverse effect on our operating results and financial condition. In addition, recent banking sector troubles and liquidity concerns in the financial services industry have impacted certain of our suppliers. Although such impacts have not resulted in material losses to date, any future bank sector disruptions could harm our business and have a material adverse effect on our operating results and financial condition. Furthermore, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, our customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

The computation of our tax provision assumes that we will have sufficient profitability in the respective jurisdictions to continue to record deferred tax assets without a valuation allowance. If we do not generate sufficient profits in the future, we may be required to record a valuation allowance to impair our deferred tax assets. This would harm our profitability in the future.

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

The uncertainty in global and regional economic conditions have also affected the financial markets and financial institutions on which we rely and have resulted in a number of adverse effects including a low level of liquidity in many financial markets, banking sector disruptions, extreme volatility in credit, equity, currency and fixed income markets, instability in the stock market, high inflation and high unemployment. Macroeconomic weakness and uncertainty also make it more difficult for us to accurately forecast revenue, gross margin and expenses. If we are unable to successfully anticipate changing economic, geopolitical and financial conditions, we may be unable to effectively plan for and respond to those changes which could further disrupt our business or limit our ability to access certain assets and materially adversely affect our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1, 2023 - January 29, 2023	192	$20.46	—	2.5
January 30, 2023 - February 26, 2023	2,883	$19.97	—	2.5
February 27, 2023 - April 2, 2023	3,227	$18.30	—	2.5
Total	6,302	$19.13	—

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended April 2, 2023, we repurchased and retired, as reported on trade date, approximately 6,300 shares of common stock at a cost of approximately $0.1 million to facilitate tax withholding for Restricted Stock Units.

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

Date: May 5, 2023