Form 10-Q
period 2023-07-02
NETGEAR, INC.
filed 2023-08-04
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 2, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,400,097 as of July 28, 2023.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 2, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$106,353	$146,500
Short-term investments	96,483	80,925
Accounts receivable, net of allowance for doubtful accounts $397 as of July 2, 2023 and December 31, 2022, respectively	179,496	277,485
Inventories	324,483	299,614
Prepaid expenses and other current assets	26,829	29,767
Total current assets	733,644	834,291
Property and equipment, net	8,044	9,225
Operating lease right-of-use assets	40,370	40,868
Intangibles, net	1,071	1,329
Goodwill	36,279	36,279
Other non-current assets	107,100	97,793
Total assets	$926,508	$1,019,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,895	$85,550
Accrued employee compensation	22,262	24,132
Other accrued liabilities	177,867	213,476
Deferred revenue	23,207	21,128
Income taxes payable	5,200	1,685
Total current liabilities	264,431	345,971
Non-current income taxes payable	12,445	14,972
Non-current operating lease liabilities	32,410	34,085
Other non-current liabilities	4,486	3,902
Total liabilities	313,772	398,930
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	957,761	946,123
Accumulated other comprehensive income (loss)	112	(535)
Accumulated deficit	(345,166)	(324,762)
Total stockholders’ equity	612,736	620,855
Total liabilities and stockholders’ equity	$926,508	$1,019,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net revenue	$173,413	$223,224	$354,321	$433,782
Cost of revenue	119,113	161,803	239,639	313,458
Gross profit	54,300	61,421	114,682	120,324
Operating expenses:
Research and development	20,831	22,205	42,965	46,026
Sales and marketing	32,482	34,546	66,361	70,132
General and administrative	16,536	14,147	32,772	27,749
Goodwill impairment	—	—	—	44,442
Other operating expenses (income), net	2,229	573	2,337	570
Total operating expenses	72,078	71,471	144,435	188,919
Loss from operations	(17,778)	(10,050)	(29,753)	(68,595)
Other income (expenses), net	7,999	(820)	9,405	(1,802)
Loss before income taxes	(9,779)	(10,870)	(20,348)	(70,397)
Benefit from income taxes	(1,192)	(2,336)	(2,049)	(4,653)
Net loss	$(8,587)	$(8,534)	$(18,299)	$(65,744)

Net loss per share
Basic	$(0.29)	$(0.30)	$(0.63)	$(2.26)
Diluted	$(0.29)	$(0.30)	$(0.63)	$(2.26)
Weighted average shares used to compute net loss per share:
Basic	29,319	28,891	29,170	29,114
Diluted	29,319	28,891	29,170	29,114

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net loss	$(8,587)	$(8,534)	$(18,299)	$(65,744)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	109	(151)	574	(106)
Change in unrealized gains and losses on available-for-sale investments	(50)	61	191	12
Other comprehensive income (loss), before tax	59	(90)	765	(94)
Tax benefit (provision) related to derivatives	(12)	18	(71)	17
Tax benefit (provision) related to available-for-sale investments	12	(15)	(47)	(3)
Other comprehensive income (loss), net of tax	59	(87)	647	(80)
Comprehensive loss	$(8,528)	$(8,621)	$(17,652)	$(65,824)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	$620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	182	—	182
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	406	—	406
Net loss	—	—	—	—	(9,712)	(9,712)
Stock-based compensation	—	—	4,665	—	—	4,665
Restricted stock unit withholdings	(6)	—	—	—	(120)	(120)
Issuance of common stock under stock-based compensation plans	154	—	2,286	—	—	2,286
Balance as of April 2, 2023	29,056	29	953,074	53	(334,594)	618,562
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(38)	—	(38)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	97	—	97
Net loss	—	—	—	—	(8,587)	(8,587)
Stock-based compensation	—	—	4,687	—	—	4,687
Restricted stock unit withholdings	(141)	—	—	—	(1,985)	(1,985)
Issuance of common stock under stock-based compensation plans	485	—	—	—	—	—
Balance as of July 2, 2023	29,400	$29	$957,761	$112	$(345,166)	$612,736

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	44	—	44
Net loss	—	—	—	—	(57,210)	(57,210)
Stock-based compensation	—	—	4,697	—	—	4,697
Repurchase of common stock	(354)	—	—	—	(9,377)	(9,377)
Restricted stock unit withholdings	(46)	—	—	—	(1,262)	(1,262)
Issuance of common stock under stock-based compensation plans	275	—	3,351	—	—	3,351
Balance as of April 3, 2022	29,161	29	931,276	156	(294,440)	637,021
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	46	—	46
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(8,534)	(8,534)
Stock-based compensation	—	—	5,129	—	—	5,129
Repurchase of common stock	(678)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(107)	—	—	—	(2,319)	(2,319)
Issuance of common stock under stock-based compensation plans	356	—	19	—	—	19
Balance as of July 3, 2022	28,732	$29	$936,424	$69	$(320,293)	$616,229

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net loss	$(18,299)	$(65,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,866	5,398
Stock-based compensation	9,352	9,826
(Gain) Loss on investments, net	(1,464)	593
Goodwill impairment	—	44,442
Deferred income taxes	(7,839)	(10,862)
Provision for excess and obsolete inventory	1,531	2,561
Changes in assets and liabilities:
Accounts receivable, net	97,989	43,285
Inventories	(26,401)	12,310
Prepaid expenses and other assets	962	4,920
Accounts payable	(49,747)	(5,322)
Accrued employee compensation	(1,870)	(2,937)
Other accrued liabilities	(37,200)	(31,299)
Deferred revenue	2,664	1,992
Income taxes payable	988	(2,717)
Net cash provided by (used in) operating activities	(25,468)	6,446
Cash flows from investing activities:
Purchases of short-term investments	(68,042)	(114,631)
Proceeds from maturities of short-term investments	55,006	20,417
Purchases of property and equipment	(1,599)	(2,037)
Purchases of long-term investments	(225)	(330)
Net cash used in investing activities	(14,860)	(96,581)
Cash flows from financing activities:
Repurchases of common stock	—	(24,377)
Restricted stock unit withholdings	(2,105)	(3,581)
Proceeds from exercise of stock options	—	612
Proceeds from issuance of common stock under employee stock purchase plan	2,286	2,758
Net cash provided by (used in) financing activities	181	(24,588)
Net decrease in cash and cash equivalents	(40,147)	(114,723)
Cash and cash equivalents, at beginning of period	146,500	263,772
Cash and cash equivalents, at end of period	$106,353	$149,049
Supplemental Cash Flow Information:
Unpaid property and equipment	$1,031	$1,875

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended July 2, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied, which are primarily from hardware and, to a lesser extent, subscription and support services, as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancellable backlog. Non-cancellable backlog includes goods for which customer purchase orders have been accepted that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced. This disclosure includes estimates of variable consideration.

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of July 2, 2023:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$102,021	$2,378	$2,204	$106,603

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	July 2, 2023	December 31, 2022
Accounts receivable, net	Accounts receivable, net	$179,496	$277,485
Contract liabilities - current	Deferred revenue	$23,207	$21,128
Contract liabilities - non-current	Other non-current liabilities	$4,482	$3,897

The difference in the balances of the Company's contract assets and liabilities as of July 2, 2023 and December 31, 2022, primarily results from the timing difference between the Company's performance and the customer’s payment.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

During the six months ended July 2, 2023, $22.4 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $19.8 million of revenue was recognized for the satisfaction of performance obligations and $14.8 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	July 2, 2023			July 3, 2022
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$77,683	$38,928	$116,611	$99,857	$44,170	$144,027
EMEA	11,317	24,844	36,161	12,667	32,284	44,951
APAC	9,406	11,235	20,641	16,340	17,906	34,246
Total	$98,406	$75,007	$173,413	$128,864	$94,360	$223,224
Sales channels:
Service provider	$24,916	$18	$24,934	$33,975	$1,615	$35,590
Non-service provider	73,490	74,989	148,479	94,889	92,745	187,634
Total	$98,406	$75,007	$173,413	$128,864	$94,360	$223,224

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended
	July 2, 2023			July 3, 2022
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$161,684	$76,849	$238,533	$207,204	$81,472	$288,676
EMEA	23,381	51,958	75,339	21,685	60,131	81,816
APAC	16,087	24,362	40,449	30,317	32,973	63,290
Total	$201,152	$153,169	$354,321	$259,206	$174,576	$433,782
Sales channels:
Service provider	$38,943	$208	$39,151	$52,096	$2,344	$54,440
Non-service provider	162,209	152,961	315,170	207,110	172,232	379,342
Total	$201,152	$153,169	$354,321	$259,206	$174,576	$433,782

(1) No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.
Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of July 2, 2023, and December 31, 2022, were as follows:

	July 2, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$88,664	$—	$(129)	$88,535
Convertible debt (1)	346	—	—	346
Total	$89,010	$—	$(129)	$88,881

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$74,120	$—	$(320)	$73,800
Convertible debt (1)	346	—	—	346
Certificates of deposit	6	—	—	6
Total	$74,472	$—	$(320)	$74,152

(1)
On the Company’s unaudited condensed consolidated balance sheets, $173,000 included in Short-term investments as of July 2, 2023, and December 31, 2022, respectively, and $173,000 included in Other non-current assets as of July 2, 2023, and December 31, 2022, respectively.

The contractual maturities on the U.S. treasury securities as of July 2, 2023, are all due within one year. Accrued interest receivable as of July 2, 2023, was $0.2 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of July 2, 2023, and December 31, 2022:

	July 2, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$88,535	$(129)	$—	$—	$88,535	$(129)
Total	$88,535	$(129)	$—	$—	$88,535	$(129)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$73,800	$(320)	$—	$—	$73,800	$(320)
Total	$73,800	$(320)	$—	$—	$73,800	$(320)

In the three and six months ended July 2, 2023, and July 3, 2022, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high-quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the three and six

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

months ended July 2, 2023, and July 3, 2022. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	July 2, 2023	December 31, 2022
Raw materials	$10,916	$4,549
Finished goods	313,567	295,065
Total	$324,483	$299,614

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $0.4 million and $1.5 million for the three and six months ended July 2, 2023, respectively, and $1.1 million and $2.6 million for the three and six months ended July 3, 2022, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	July 2, 2023	December 31, 2022
Computer equipment	$9,195	$9,648
Furniture, fixtures, and leasehold improvements	18,585	18,642
Software	30,789	30,610
Machinery and equipment	77,940	76,806
Total property and equipment, gross	136,509	135,706
Accumulated depreciation	(128,465)	(126,481)
Total	$8,044	$9,225

Intangibles, net

	July 2, 2023			December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,906)	$893	$59,799	$(58,692)	$1,107
Other	10,345	(10,167)	178	10,345	(10,123)	222
Total	$70,144	$(69,073)	$1,071	$70,144	$(68,815)	$1,329

Amortization of purchased intangibles was $0.2 million and $0.3 million for the three and six months ended July 2, 2023 and July 3, 2022, respectively.

Other non-current assets

(In thousands)	July 2, 2023	December 31, 2022
Non-current deferred income taxes	$93,472	$85,704
Long-term investments	8,066	7,879
Other	5,562	4,210
Total	$107,100	$97,793

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term equity investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022
Carrying value as of the beginning of the period (1)	$6,053	$6,303
Impairment	—	(250)
Carrying value as of the end of the period (1)	$6,053	$6,053

(1)
The balances excluded an investment in limited partnership funds of $1.8 million as of July 2, 2023, $1.4 million as of July 3, 2022, $1.7 million as of December 31, 2022, and $0.9 million as of December 31, 2021. Additionally, the balance excluded an investment in convertible debt securities of $0.2 million as of July 2, 2023, and December 31, 2022, respectively, $0.3 million as of July 3, 2022, and December 31, 2021, respectively.

For such equity investments without readily determinable fair values still held at July 2, 2023, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

Other accrued liabilities

(In thousands)	July 2, 2023	December 31, 2022
Current operating lease liabilities	$12,498	$11,012
Sales and marketing	78,560	98,690
Warranty obligations	6,217	6,320
Sales returns(1)	39,192	44,944
Freight and duty	2,516	7,243
Other	38,884	45,267
Total	$177,867	$213,476

(1)
Inventory expected to be received from future sales returns amounted to $18.3 million and $21.8 million as of July 2, 2023 and December 31, 2022, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $11.6 million and $11.8 million as of July 2, 2023, and December 31, 2022, respectively.

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

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about nine non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.0 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	July 2, 2023	December 31, 2022	Location	July 2, 2023	December 31, 2022
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$768	$636	Other accrued liabilities	$189	$3,871
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	163	16	Other accrued liabilities	28	212
Total		$931	$652		$217	$4,083

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

Net loss per share consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Numerator:
Net loss	$(8,587)	$(8,534)	$(18,299)	$(65,744)

Denominator:
Weighted average common shares - basic	29,319	28,891	29,170	29,114
Weighted average common shares - dilutive	29,319	28,891	29,170	29,114

Basic net loss per share	$(0.29)	$(0.30)	$(0.63)	$(2.26)
Diluted net loss per share	$(0.29)	$(0.30)	$(0.63)	$(2.26)

Anti-dilutive employee stock-based awards, excluded	2,404	2,152	2,222	1,557

Note 7. Income Taxes

The income tax benefit for the three and six months ended July 2, 2023 was $1.2 million, or an effective tax rate of 12.2% and $2.0 million of an effective tax rate of 10.1%, respectively. The income tax benefit for the three and six months ended July 3, 2022 was $2.3 million, or an effective tax rate of 21.5% and $4.7 million, or an effective tax rate of 6.6%, respectively. The change in taxes for the three months ended July 2, 2023, compared to the prior year period, was primarily due to higher shortfalls related to stock based compensation. Shortfalls occur when the deferred tax benefit that was previously recorded for

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

stock-based compensation is higher than the actual tax benefit realized. In the three and six months ended July 3, 2022, the forecasted annual loss was significantly higher (in relative terms) as compared to the forecasted earnings for 2023 due to the impairment of goodwill. The tax benefits on the three and six months ended July 3, 2022 were partially offset by the tax impact of non-tax-deductible goodwill impairment which substantially reduced the effective tax rate for that period.

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

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. As of the period ended July 2, 2023, the Company had a net deferred tax asset balance of $93.5 million. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company's control, it is at least reasonably possible that the Company’s judgment about the need for a valuation allowance for deferred taxes could change in the near term in light of year-to-date losses.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of July 2, 2023, the Company had approximately $72.2 million, as compared to $105.1 million as of December 31, 2022, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. During the height of COVID-19 pandemic, the Company saw an elongation of the time from order placement to production. In response, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of July 2, 2023, $421.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

commitments, including unique materials and components, amounted to $0.9 million and $1.4 million for the three and six months ended July 2, 2023, respectively, and $1.6 million and $3.0 million for the three and six months ended July 3, 2022, respectively.

Non-Trade Commitments

As of July 2, 2023, the Company had non-cancellable purchase commitments of $14.8 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Balance as of beginning of the period	$6,351	$6,779	$6,320	$6,861
Provision for warranty liability made	1,260	1,231	2,677	2,654
Settlements made	(1,394)	(1,487)	(2,780)	(2,992)
Balance as of the end of the period	$6,217	$6,523	$6,217	$6,523

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

In the German cases, on or around February 9, 2023, the Federal Patent Court issued preliminary opinions finding both asserted patents invalid. The invalidity proceedings are ongoing. The Company attended an oral hearing for both infringement cases on March 21, 2023 before the Dusseldorf District Court and the Court rendered its decisions on May 11, 2023. The Court

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

dismissed case no. 09/22 for the ‘741 Patent and stayed case no. 8/22 for the ‘077 Patent. Huawei has filed a notice of appeal for the dismissal of case no. 09/22.

In the Chinese cases, the parties attended an evidentiary hearing for cases on July 3, 2023. Licensing and technical hearings followed on July 24, 2023 and July 25, 2023. After the July 25th hearing, the Court indicated it will confer internally and advise the parties of further action.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited

On or around July 3, 2023, the Company learned that Huawei filed a new infringement suit, asserting patent EP 3 611 989 (the ’989 Patent), against NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited at the recently established Unified Patent Court (UPC) in Munich, Germany. The Company is awaiting service of the Complaint for more details.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. The Company did not repurchase any shares of common stock during the six months ended July 2, 2023. During the six months ended July 3, 2022, the Company repurchased, reported based on trade date, approximately 1.0 million shares of common stock at a cost of approximately $24.4 million under the repurchase authorizations. As of July 2, 2023, 2.5 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 147,000 and 153,000 shares of common stock, at a cost of approximately $2.1 million and $3.6 million, during the six months ended July 2, 2023, and July 3, 2022, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income

The following tables set forth the changes in accumulated other comprehensive income ("AOCI") by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	191	1,836	(383)	1,644
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,262	(265)	997
Net current period other comprehensive income (loss)	191	574	(118)	647
Balance as of July 2, 2023	$(131)	$236	$7	$112

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	12	554	(125)	441
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	660	(139)	521
Net current period other comprehensive income (loss)	12	(106)	14	(80)
Balance as of July 3, 2022	$10	$67	$(8)	$69

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$762	$327	$1,451	$712
Cost of revenue	(1)	(3)	(2)	—
Research and development	(18)	—	(26)	(15)
Sales and marketing	(59)	10	(142)	(33)
General and administrative	(3)	2	(19)	(4)
Total before tax	681	336	1,262	660
Tax impact	(143)	(71)	(265)	(139)
Total, net of tax	$538	$265	$997	$521

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. In June 2023, the stockholders of the Company approved an amendment to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. As of July 2, 2023, approximately 2.5 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of July 2, 2023, approximately 0.9 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	872	$30.64
Expired	(6)	$21.86
Outstanding as of July 2, 2023	866	$30.70

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	1,546	$27.82
Granted	730	$17.58
Vested	(500)	$26.77
Cancelled	(42)	$27.96
Outstanding as of July 2, 2023	1,734	$23.62

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

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	430	$29.38
Granted	—	—
Vested	—	—
Cancelled	(141)	$28.22
Outstanding as of July 2, 2023	289	$29.94

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Cost of revenue	$342	$358	$693	$744
Research and development	1,144	1,095	2,209	2,182
Sales and marketing	1,397	1,570	2,828	3,026
General and administrative	1,804	2,106	3,622	3,874
Total	$4,687	$5,129	$9,352	$9,826

As of July 2, 2023, $25,000 of unrecognized compensation cost related to stock options was expected to be recognized over a weighted-average period of 0.1 years and $35.3 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.6 years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to loss before income taxes is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net Revenue:
Connected Home	$98,406	$128,864	$201,152	$259,206
SMB	75,007	94,360	153,169	174,576
Total net revenue	$173,413	$223,224	$354,321	$433,782

Contribution Income (loss):
Connected Home	$(2,995)	$(546)	$(2,327)	$(2,521)
Contribution margin	(3.0)%	(0.4)%	(1.2)%	(1.0)%
SMB	$14,027	$16,665	$28,469	$30,161
Contribution margin	18.7%	17.7%	18.6%	17.3%
Total segment contribution income	$11,032	$16,119	$26,142	$27,640
Corporate and unallocated costs	(21,766)	(20,339)	(43,949)	(41,140)
Amortization of intangibles (1)	(128)	(128)	(257)	(257)
Stock-based compensation expense	(4,687)	(5,129)	(9,352)	(9,826)
Goodwill impairment	—	—	—	(44,442)
Restructuring and other charges	(2,229)	(573)	(2,337)	(550)
Litigation reserves, net	—	—	—	(20)
Other income (expenses), net (2)	7,999	(820)	9,405	(1,802)
Loss before income taxes	$(9,779)	$(10,870)	$(20,348)	$(70,397)

(1)
Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.
(2)
Amounts included gain/(loss), net from litigation settlements of $6.0 million for the three and six months ended July 2, 2023, and gain/(loss), net from derivatives not designated as hedging instruments of $1.0 million and $0.9 million, for the three and six months ended July 2, 2023, respectively, and $2.3 million and $3.5 million for the three and six months ended July 3, 2022, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
United States (U.S.)	$112,961	$139,275	$230,759	$280,280
Americas (excluding U.S.)	3,650	4,752	7,774	8,396
EMEA (1)	36,161	44,951	75,339	81,816
APAC (1)	20,641	34,246	40,449	63,290
Total net revenue	$173,413	$223,224	$354,321	$433,782

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	July 2, 2023	December 31, 2022
United States (U.S.)	$28,297	$32,142
Americas (excluding U.S.)	2,235	2,367
EMEA	4,048	3,564
Singapore	6,594	4,032
APAC (excluding Singapore) (1)	7,240	7,988
Total	$48,414	$50,093

(1)
No individual country represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	July 2, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$13,004	$13,004	$—
Available-for-sale investments: U.S. treasury securities(1)	88,535	—	88,535
Trading securities: mutual funds(1)	7,775	7,775	—
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	931	—	931
Total assets measured at fair value	$110,591	$20,779	$89,812
Liabilities:
Foreign currency forward contracts(4)	$217	$—	$217
Total liabilities measured at fair value	$217	$—	$217

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,744	$25,744	$—
Available-for-sale investments: U.S. treasury securities(1)	73,800	—	73,800
Trading securities: mutual funds(1)	6,946	6,946	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	652	—	652
Total assets measured at fair value	$107,494	$32,690	$74,804
Liabilities:
Foreign currency forward contracts(4)	$4,083	$—	$4,083
Total liabilities measured at fair value	$4,083	$—	$4,083

(1)
Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)
On the Company’s unaudited condensed consolidated balance sheets, $173,000 included in Short-term investments and the remaining included in Other non-current assets as of July 2, 2023 and December 31, 2022, respectively.
(3)
Included in Prepaid expenses and other current assets on the Company's unaudited condensed consolidated balance sheets.
(4)
Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company’s investments in money-market funds and mutual funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s investments in U.S. treasury securities are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable or identical instruments in less active markets. The Company’s investments in convertible debt securities issued by a publicly held company and certificates of deposits are classified within Level 2 of the fair value hierarchy as the fair value for the instrument approximates its cost based on the contractual terms of the arrangement. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that consider the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

Note 13. Restructuring and Other Charges

The Company accounts for its restructuring plans under the authoritative guidance for exit or disposal activities. The Company includes expenses related to restructuring and other charges in Other operating expenses (income), net in the condensed consolidated statements of operations. Accrued restructuring and other charges are classified within Accrued employee compensation and Other accrued liabilities on the condensed consolidated balance sheets.

Restructuring and other charges recognized in the six months ended July 2, 2023 and July 3, 2022, respectively, were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with projected revenue levels. The liabilities as of July 2, 2023 are expected to be settled in 2023.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2022	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at July 2, 2023
Restructuring
Employee termination charges	$1,912	$2,396	$(3,505)	$(37)	$766
Lease contract termination and other charges	—	7	—	—	7
Total Restructuring and other charges	$1,912	$2,403	$(3,505)	$(37)	$773

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2021	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at July 3, 2022
Restructuring
Employee termination charges	$—	$573	$(449)	$(3)	$121
Lease contract termination and other charges	23	1	(1)	(23)	—
Total Restructuring and other charges	$23	$574	$(450)	$(26)	$121

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, continued profitability and cash generation; NETGEAR’s strategic shift to focusing on the premium, higher-margin segments of the market and targeting consumers with the highest propensity to subscribe to NETGEAR’s service offerings; NETGEAR’s investments in developing new products and subscription services, enhancing current products and expanding channels and direct-to-consumer capabilities; expectations regarding product mix and market demand for NETGEAR's products, including SMB and premium Connected Home products and NETGEAR's ability to respond to this demand; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product and services introductions that position NETGEAR for growth and market share gain; expectations regarding inventory levels, sales and inventory management; expectations regarding transportation costs; expectations regarding general and administration expenses; expectations regarding expected tax rates; and expectations regarding NETGEAR’s subscription services and paid subscriber base growth, revenue and registered users. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

Financial Overview

During the three months ended July 2, 2023, our net revenue decreased by $49.8 million compared to the prior year period, mainly driven by a decrease of $30.5 million in our Connected Home segment, primarily due to elevated demand with higher inventory carrying levels at our channel partners in the prior year. Our SMB net revenue decreased by $19.4 million, primarily due to a reduction in inventory carrying levels with our channel partners. Our gross margin percentage increased for the three months ended July 2, 2023, compared to the prior year period, in part due to an improved mix of our premium Connected Home products, as well as a higher mix of SMB net revenue, both of which carry higher gross margins. Additionally, we incurred lower sea freight costs when the inventory was purchased in the second half of 2022, and less reliance on higher cost air freight due to an improved supply picture. Loss from operations increased by $7.7 million for the three months ended July 2, 2023, compared to the prior year period, primarily due to the decrease in net revenue.

Geographically, net revenue from Connected Home and SMB decreased across all three regions during the three months ended July 2, 2023, compared to the prior year period.

Global Events Affecting our Business and Operations

In 2022, we saw a positive downward trend on the cost per container to move goods via sea, with rates returning to near pre-pandemic levels by the end of 2022. In the first half of fiscal 2023, we began to realize the gross margin benefits from the inventory we obtained with lower sea freight rates. Additionally, we also decreased our use of higher cost air freight in 2023 due to an improved supply picture.

Recent macroeconomic trends have led to uncertainty in the global economic environment. These include conditions such as the potential for a recession, high inflation, rising interest rates, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, as well as the continued conflict between Russia and Ukraine. The extent of impacts from these macroeconomic trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty and any related disruptions to channel partners are unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, in spite of the on-going broad-based inflationary pressures and the uncertain macroeconomic environment, we expect to continue to experience strong underlying demand in our SMB segment driven by Pro AV products, and the premium portion of our Connected Home product portfolio powered by our premium WiFi mesh systems and 5G mobile hotspots. We are starting to see indicators that the broader consumer retail networking market is beginning to stabilize. However, as interest rates remain high, we will continue to work with our channel partners across both businesses to optimize their inventory carrying levels but expect a revenue impact from these efforts to be at a lesser level than that in the first half of 2023. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 6E, WiFi 6, 5G, audio and video over Ethernet and the recent release of WiFi 7, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Six Months Ended
(In thousands, except percentage data)	July 2, 2023		July 3, 2022		July 2, 2023		July 3, 2022
Net revenue	$173,413	100.0%	$223,224	100.0%	$354,321	100.0%	$433,782	100.0%
Cost of revenue	119,113	68.7%	161,803	72.5%	239,639	67.6%	313,458	72.3%
Gross profit	54,300	31.3%	61,421	27.5%	114,682	32.4%	120,324	27.7%
Operating expenses:
Research and development	20,831	12.0%	22,205	9.9%	42,965	12.1%	46,026	10.6%
Sales and marketing	32,482	18.8%	34,546	15.5%	66,361	18.8%	70,132	16.2%
General and administrative	16,536	9.5%	14,147	6.3%	32,772	9.2%	27,749	6.4%
Goodwill impairment charge	—	—%	—	—%	—	—%	44,442	10.2%
Other operating expenses (income), net	2,229	1.3%	573	0.3%	2,337	0.7%	570	0.1%
Total operating expenses	72,078	41.6%	71,471	32.0%	144,435	40.8%	188,919	43.5%
Loss from operations	(17,778)	(10.3)%	(10,050)	(4.5)%	(29,753)	(8.4)%	(68,595)	(15.8)%
Other income (expenses), net	7,999	4.7%	(820)	(0.4)%	9,405	2.7%	(1,802)	(0.4)%
Loss before income taxes	(9,779)	(5.6)%	(10,870)	(4.9)%	(20,348)	(5.7)%	(70,397)	(16.2%)
Benefit from income taxes	(1,192)	(0.6)%	(2,336)	(1.1)%	(2,049)	(0.5)%	(4,653)	(1.0%)
Net loss	$(8,587)	(5.0)%	$(8,534)	(3.8)%	$(18,299)	(5.2)%	$(65,744)	(15.2%)

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022

Americas	$116,611	(19.0)%	$144,027	$238,533	(17.4)%	$288,676
Percentage of net revenue	67.2%		64.6%	67.3%		66.5%
EMEA	$36,161	(19.6)%	$44,951	$75,339	(7.9)%	$81,816
Percentage of net revenue	20.9%		20.1%	21.3%		18.9%
APAC	$20,641	(39.7)%	$34,246	$40,449	(36.1)%	$63,290
Percentage of net revenue	11.9%		15.3%	11.4%		14.6%
Total net revenue	$173,413	(22.3)%	$223,224	$354,321	(18.3)%	$433,782

Americas

Net revenue in Americas decreased in the three and six months ended July 2, 2023, driven by declines in Connected Home net revenue of 22.2% and 22.0%, respectively, and declines in SMB net revenue of 11.9% and 5.7%, respectively, compared to the prior year periods. The declines in net revenue were primarily due to higher inventory carrying levels at our channel partners across both the Connected Home and SMB businesses as well as elevated demand for our Connected Home products in the prior year periods.

EMEA

Net revenue in EMEA decreased in the three and six months ended July 2, 2023, primarily due to the performance of our

SMB segment, which experienced declines in net revenue of 23.0% and 13.6%, respectively, compared to the prior year periods. Our Connected Home segment experienced a decline in net revenue of 10.7% and an increase of 7.8% for the three and six months ended July 2, 2023, respectively, compared to the prior year periods.

APAC

Net revenue in APAC decreased in the three and six months ended July 2, 2023, compared to the prior year periods, driven by declines of 42.4% and 46.9%, respectively, in our Connected Home segment and declines of 37.3% and 26.1%, respectively, in our SMB segment. Our APAC revenue declined due to a significant market slowdown in Greater China and Korea.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Cost of revenue	$119,113	(26.4)%	$161,803	$239,639	(23.5)%	$313,458
Gross margin percentage	31.3%		27.5%	32.4%		27.7%

Our gross margin percentages increased for the three and six months ended July 2, 2023, compared to the prior year periods, primarily due to a more favorable mix of premium Connected Home products, as well as a higher overall mix of SMB net revenue, both of which carry higher gross margins. Additionally, we incurred lower sea freight costs when the inventory was purchased in the second half of 2022, and less reliance on higher cost air freight due to an improved supply picture.

We believe that a combination of improved product mix with increased sales of premium Connected Home products and SMB products, higher subscription services and stabilized transportation costs, including less reliance on higher-cost air freight, will help to deliver improvement to margin performance from fiscal 2022 levels in the second half of 2023. Over the past couple of years, we incurred meaningful and continuously elevated cost of materials and components for our products, as well as freight transportation costs. Starting in the second quarter of 2022, we saw a positive downward trend for sea freight transportation with rates stabilizing slightly above pre-pandemic levels in the first half of 2023. We began to realize the gross margin benefits from the inventory we obtained with lower sea freight rates.

Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we may experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Research and development	$20,831	(6.2)%	$22,205	$42,965	(6.7)%	$46,026

Research and development expenses decreased for the three and six months ended July 2, 2023, primarily driven by a decrease in personnel-related expenditures of $1.1 million and $2.7 million, respectively, compared to the prior year periods, mainly due to decreased headcount.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses for the remainder of fiscal 2023 to be in line or slightly higher in absolute dollars than the first half of 2023 levels. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, AV over IP managed switches and SMB wireless products. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Sales and marketing	$32,482	(6.0)%	$34,546	$66,361	(5.4)%	$70,132

The declines in sales and marketing expenses for the three and six months ended July 2, 2023, compared to the prior year periods, were primarily attributable to decreases in outbound freight costs for product deliveries to our customers of $1.7 million and $3.5 million, respectively, personnel-related expenditures of $0.8 million and $1.2 million, respectively, mainly due to lower performance-based compensation expenses and decreased headcount, and lower outside service expenditures of $0.7 million and $1.0 million, respectively, mainly attributable to lower call center support costs. These declines were partially offset by increases in brand-marketing related expenditures of $1.3 million and $2.1 million, respectively, compared to the prior year periods.

We expect sales and marketing expenses for the remainder of fiscal 2023 to be lower as a percentage of net revenue than the first half of 2023 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
General and administrative	$16,536	16.9%	$14,147	$32,772	18.1%	$27,749

The increases in general and administrative expenses for the three and six months ended July 2, 2023, were primarily driven by increases in legal and professional services fees of $1.7 million and $3.6 million, respectively, mainly associated with litigation matters, which included fees incurred while reaching the favorable litigation settlement mentioned below in "Other income (expenses), net", as well as increases in personnel-related expenditures of $0.5 million and $0.9 million, respectively, compared to the prior year periods.

We expect general and administration expenses for the remainder of fiscal 2023 to be lower in absolute dollars than the first half of 2023 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill Impairment Charge

The following table presents goodwill impairment charge for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Goodwill impairment charge	$—	**	$—	$—	**	$44,442

** Percentage change not meaningful.

There were no goodwill impairment charges for the three and six months ended July 2, 2023, as compared to the prior year period charge of $44.4 million for the Connected Home segment resulting from an interim goodwill impairment assessment performed in the first fiscal quarter of 2022.

Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Other operating expenses (income), net	$2,229	**	$573	$2,337	**	$570

** Percentage change not meaningful.

For the three and six months ended July 2, 2023, we incurred restructuring and other charges of $2.2 million and $2.3 million, respectively, associated with our reorganization to better align the cost structure of the business with projected revenue levels. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Income (Expenses), Net

Other income (expenses), net consists of interest income, which represents amounts earned and incurred on our cash, cash equivalents and short-term investments, and other income and expenses, which primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses, including gain on litigation settlements. The following table presents other income (expenses), net for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Other income (expenses), net	$7,999	**	$(820)	$9,405	**	$(1,802)

** Percentage change not meaningful.

The changes in other income (expenses), net for the three and six months ended July 2023, compared to the prior year periods, were primarily due to $6.0 million cash received relating to a favorable litigation settlement during the second quarter of 2023, and higher interest earned on our short-term investment in U.S. treasuries.

Benefit from Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Benefit from income taxes	$(1,192)	(49.0)%	$(2,336)	$(2,049)	(56.0)%	$(4,653)
Effective tax rate	12.2%		21.5%	10.1%		6.6%

The change in taxes for the three months ended July 2, 2023, compared to the prior year period was primarily due to higher shortfalls related to stock-based compensation. Shortfalls occur when the deferred tax benefit that was previously recorded for stock-based compensation is higher than the actual tax benefit realized. In the three and six months ended July 3, 2022, the forecasted annual loss was significantly higher (in relative terms) as compared to the forecasted earnings for 2023 due to the impairment of goodwill. The tax benefit on the three and six months ended April 3, 2022 was partially offset by the tax impact of non-tax-deductible goodwill impairment which substantially reduced the effective tax rate for that period.

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

Connected Home Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Net revenue	$98,406	(23.6)%	$128,864	$201,152	(22.4)%	$259,206
Percentage of net revenue	56.7%		57.7%	56.8%		59.8%
Contribution loss	$(2,995)	**	$(546)	$(2,327)	(7.7)%	$(2,521)
Contribution margin	(3.0)%		(0.4%)	(1.2)%		(1.0%)

** Percentage change not meaningful.

Connected Home net revenue decreased in both the retail and service provider channels in the three and six months ended July 2, 2023, compared to the prior year periods, primarily due to elevated demand with higher inventory carrying levels at our channel partners in the prior year periods. Despite a decline in the overall consumer networking market during the three and six months ended July 2, 2023, our premium WiFi 6 mesh systems and 5G mobile hotspots both outperformed the broader market and we saw growth in our services revenue as compared to the prior year periods. Geographically, during the three months ended July 2, 2023, net revenue in all regions decreased, and during the six months ended July 2, 2023, net revenue in EMEA increased and net revenue in Americas and APAC decreased, compared to the prior year periods.

Connected Home contribution loss increased in the three months ended July 2, 2023, compared to the prior year period, primarily due to the decrease of net revenue, partially offset by a decline in operating expenses, and higher gross margin achievement through strong demand for higher-margin premium products and decreased freight transportation costs. In the six months ended July 2, 2023, the Connected Home contribution loss decreased, compared to the prior year period, as the increased gross margin achievement and decreased operating expenses outweighed the decline in net revenue.

SMB Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	July 2, 2023	% Change	July 3, 2022	July 2, 2023	% Change	July 3, 2022
Net revenue	$75,007	(20.5)%	$94,360	$153,169	(12.3)%	$174,576
Percentage of net revenue	43.3%		42.3%	43.2%		40.2%
Contribution income	$14,027	(15.8)%	$16,665	$28,469	(5.6)%	$30,161
Contribution margin	18.7%		17.7%	18.6%		17.3%

SMB net revenue decreased for the three and six months ended July 2, 2023, compared to the prior year periods, primarily due to a reduction in inventory carrying levels across our channel partners driven by some of the weakness in the traditional SMB market which has been negatively impacted by the uncertain macroeconomic environment, particularly in Asia and Europe. The decreases in products for the traditional SMB market were partially offset by the continued strong demand for the Pro AV product line of managed switches. Geographically, SMB net revenue decreased across all regions in the three and six months ended July 2, 2023, compared to the prior year periods.

While SMB contribution margin improved in both the three and six months ended July 2, 2023, compared to the prior year periods, contribution income decreased due to lower net revenue, partially offset by higher gross margin achievement mainly through decreased transportation costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of July 2, 2023, we had cash, cash equivalents and short-term investment of $202.8 million, a decrease of $24.6 million from December 31, 2022.

As of July 2, 2023, approximately 32% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Six Months Ended
(In thousands)	July 2, 2023	July 3, 2022
Cash provided by (used in) operating activities	$(25,468)	$6,446
Cash used in investing activities	(14,860)	(96,581)
Cash provided by (used in) financing activities	181	(24,588)
Net cash decrease	$(40,147)	$(114,723)

Operating activities

Net cash used in operating activities was $25.5 million, compared to net cash provided of $6.4 million in the prior year period, primarily due to unfavorable working capital movements. Our accounts payable (excluding payables related to property and equipment) decreased from $85.3 million as of December 31, 2022, to $34.9 million as of July 2, 2023, primarily due to the reduction and timing of inventory receipts and supplier payments. Accounts receivable decreased from $277.5 million as of December 31, 2022 to $179.5 million as of July 2, 2023. Inventory increased from $299.6 million as of December 31, 2022, to $324.5 million as of July 2, 2023, mainly due to an unexpected and unprecedented level of inventory reduction by our channel partners. We expect cashflows from operating activities to improve in the second half of 2023 as we make further progress in reducing our inventory.

Investing activities

Net cash used in investing activities decreased by $81.7 million in the six months ended July 2, 2023, compared to the prior year period, mainly driven by lower net purchases of short-term investments.

Financing activities

Net cash provided by financing activities was $0.2 million in the six months ended July 2, 2023, compared to net cash used of $24.6 million in the prior year period, primarily due to lower purchases of our common stock and lower tax withholdings pertaining to restricted stock unit releases.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares of common stock during the six months ended July 2, 2023. During the six months ended July 3, 2022, we repurchased and retired, reported based on trade date, approximately 1.0 million shares of common stock at a cost of approximately $24.4 million under the repurchase authorizations. As of July 2, 2023, approximately 2.5 million shares remained authorized for repurchase under the repurchase program. We also repurchased and retired, reported based on trade date, approximately 147,000 and 153,000 shares of common stock, respectively, at a cost of approximately $2.1 million and $3.6 million during the six months ended July 2, 2023, and July 3, 2022, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of July 2, 2023, from those as of December 31, 2022, disclosed in Part II, Item 7, of our Annual Report.

As of July 2, 2023, we had $72.2 million of purchase obligations which represented non-cancellable inventory-related purchase agreements with suppliers, down from $105.1 million as of December 31, 2022, as we align our procurement with anticipated demand for our products. During the height of COVID-19 pandemic, we saw an elongation of the time from order placement to production. In response, we issued purchase orders to supply chain partners beyond contractual termination periods. As of July 2, 2023, $421.7 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to this item many be found in Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, which are hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended July 2, 2023, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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
•
Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks and improper use of artificial intelligence ("AI") tools, could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.
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

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. Similarly, we sell products and services directly to consumers from our own e-commerce platforms and expect these revenues to grow proportionate to overall revenue. Some of our customers, such as Amazon and Best Buy, may consider this to be competitive with their own businesses, which could negatively influence their purchasing decisions with respect to our products. Also, during the COVID-19 pandemic, some channel partners had prioritized the sale and delivery of other categories of products ahead of ours. Further, we believe the COVID-19 pandemic led to an acceleration of the shift to a greater percentage of products being bought and sold online. If we are unable to adjust to this shift, this may lead to lower market share and lower revenues for us, and our net revenue and operating results could be harmed.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply related to the COVID-19 induced lockdowns in Shenzhen, China and Shanghai, China previously had limited our ability to supply all the worldwide demand for our SMB switch products, and our revenue and profitability was affected. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

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

Our traditional retail customers have faced increased and significant competition from online retailers. Further, the COVID-19 pandemic accelerated the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business and inventory requirements amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. We also sell products and services directly to consumers from our own e-commerce platforms. This requires material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially and adversely affect our results of operations.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, climate change, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. For example, in late August 2021, heavy rains caused our manufacturer in Thailand to become flooded and created a one-month delay in manufacturing and required us to move some non-U.S. manufacturing back to China. Furthermore, if the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. Labor unrest in Southeast Asia, China or other locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

* Our sales and operations in international markets have exposed us to and may in the future expose us to operational, financial and regulatory risks.

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in the second fiscal quarter of 2023 and approximately 36% of overall net revenue in fiscal 2022. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, at times during the COVID-19 pandemic, we experienced significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Singapore, Rotterdam, Netherlands, Los Angeles or Long Beach, California, where we have significant distribution centers, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we had experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and had suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. In addition, as mentioned above in the risk factor "Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products," many of our retail and service provider customers have and continue to reduce their target inventory levels to more closely match with product demand. This further intensifies the need for our transportation systems to function effectively and without delay. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

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

* Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks and improper use of artificial intelligence ("AI") tools, could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, U.S. and foreign regulators have increased their focus on cybersecurity vulnerabilities and risks and many states, countries and jurisdictions strictly regulate data privacy and protection and may impose significant penalties for failure to comply with these requirements. Compliance with laws and regulations concerning artificial intelligence, privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the laws and regulations and incur substantial expenditures. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly.

Potential breaches of our security measures and the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of improper use of AI tools, employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business.

Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of a significant product or system security vulnerability or improper use of AI tools, we would incur additional substantial expenses and our business would be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, systems or customer private information, including customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

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
•
our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s (OECD) Pillar II global minimum tax. More than 140 countries agreed to enact the Pillar II global minimum tax. While the OECD issued a framework model, each country will enact its own laws to incorporate Pillar II. While Pillar II is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact the Company. These changes could increase our total tax burden in the future. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

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

The computation of our tax provision assumes that we will have sufficient profitability in the respective jurisdictions to continue to record deferred tax assets without a valuation allowance. As of the period ended July 2, 2023, we had a net deferred tax asset balance of $93.5 million. If we do not generate sufficient profits in the future, we may be required to record a valuation allowance to impair our deferred tax assets. This would harm our profitability in the future.

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

* If we lose the services of our Chairman and Chief Executive Officer, Patrick C.S. Lo, or our other key personnel, we may not be able to execute our business strategy effectively.

Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. In particular, the services of Patrick C.S. Lo, our Chairman and Chief Executive Officer, who has led our company since its inception, are very important to our business. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. The market for talent in the technology industry, especially in the areas of software and subscription services is competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we have adopted an emergency succession plan for the short term, we have not formally adopted a long-term succession plan. As a result, if we suffer the loss of services of any key executive, our long-term business results may be harmed. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel. In addition, because we do not have a formal long-term succession plan, we may not be able to have the proper personnel in place to effectively execute our long-term business strategy if Mr. Lo or other key personnel retire, resign or are otherwise terminated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 3, 2023 - April 30, 2023	138,625	$14.13	—	2.5
May 1, 2023 - May 28, 2023	41	$13.75	—	2.5
May 29, 2023 - July 2, 2023	1,847	$14.11	—	2.5
Total	140,513	$14.13	—

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended July 2, 2023, we repurchased and retired, as reported on trade date, approximately 141,000 shares of common stock at a cost of approximately $2.0 million to facilitate tax withholding for Restricted Stock Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1+	2016 Equity Incentive Plan, as amended	8-K	6/5/2023	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104*	Cover Page Interactive Data File				X

+	Management contract or arrangement

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

Date: August 4, 2023