Form 10-Q
period 2023-10-01
NETGEAR, INC.
filed 2023-11-03
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 1, 2023

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,608,455 as of October 27, 2023.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 1, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$131,459	$146,500
Short-term investments	96,586	80,925
Accounts receivable, net of allowance for doubtful accounts of $396 and $397 as of October 1, 2023 and December 31, 2022, respectively	200,900	277,485
Inventories	280,918	299,614
Prepaid expenses and other current assets	30,713	29,767
Total current assets	740,576	834,291
Property and equipment, net	8,274	9,225
Operating lease right-of-use assets	39,773	40,868
Intangibles, net	—	1,329
Goodwill	36,279	36,279
Other non-current assets	17,563	97,793
Total assets	$842,465	$1,019,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47,133	$85,550
Accrued employee compensation	19,179	24,132
Other accrued liabilities	167,713	213,476
Deferred revenue	25,090	21,128
Income taxes payable	767	1,685
Total current liabilities	259,882	345,971
Non-current income taxes payable	12,760	14,972
Non-current operating lease liabilities	32,330	34,085
Other non-current liabilities	4,706	3,902
Total liabilities	309,678	398,930
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	30	29
Additional paid-in capital	963,350	946,123
Accumulated other comprehensive income (loss)	9	(535)
Accumulated deficit	(430,602)	(324,762)
Total stockholders’ equity	532,787	620,855
Total liabilities and stockholders’ equity	$842,465	$1,019,785

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net revenue	$197,845	$249,587	$552,166	$683,369
Cost of revenue	128,911	181,058	368,550	494,516
Gross profit	68,934	68,529	183,616	188,853
Operating expenses:
Research and development	20,738	22,167	63,703	68,193
Sales and marketing	30,865	34,203	97,226	104,335
General and administrative	16,364	13,949	49,136	41,698
Goodwill impairment	—	—	—	44,442
Intangibles impairment	1,071	—	1,071	—
Other operating expenses, net	544	361	2,881	931
Total operating expenses	69,582	70,680	214,017	259,599
Loss from operations	(648)	(2,151)	(30,401)	(70,746)
Other income (expenses), net	2,280	638	11,685	(1,164)
Income (loss) before income taxes	1,632	(1,513)	(18,716)	(71,910)
Provision for (benefit from) income taxes	86,431	(4,314)	84,382	(8,967)
Net income (loss)	$(84,799)	$2,801	$(103,098)	$(62,943)

Net income (loss) per share
Basic	$(2.87)	$0.10	$(3.52)	$(2.17)
Diluted	$(2.87)	$0.10	$(3.52)	$(2.17)
Weighted average shares used to compute net income (loss) per share:
Basic	29,524	28,891	29,266	29,023
Diluted	29,524	29,029	29,266	29,023

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income (loss)	$(84,799)	$2,801	$(103,098)	$(62,943)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(168)	192	406	86
Change in unrealized gains and losses on available-for-sale investments	58	(471)	249	(459)
Other comprehensive income (loss), before tax	(110)	(279)	655	(373)
Tax benefit (provision) related to derivatives	21	(23)	(50)	(6)
Tax benefit (provision) related to available-for-sale investments	(14)	118	(61)	115
Other comprehensive income (loss), net of tax	(103)	(184)	544	(264)
Comprehensive income (loss)	$(84,902)	$2,617	$(102,554)	$(63,207)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	$620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	182	—	182
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	406	—	406
Net loss	—	—	—	—	(9,712)	(9,712)
Stock-based compensation	—	—	4,665	—	—	4,665
Restricted stock unit withholdings	(6)	—	—	—	(120)	(120)
Issuance of common stock under stock-based compensation plans	154	—	2,286	—	—	2,286
Balance as of April 2, 2023	29,056	29	953,074	53	(334,594)	618,562
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(38)	—	(38)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	97	—	97
Net loss	—	—	—	—	(8,587)	(8,587)
Stock-based compensation	—	—	4,687	—	—	4,687
Restricted stock unit withholdings	(141)	—	—	—	(1,985)	(1,985)
Issuance of common stock under stock-based compensation plans	485	—	—	—	—	—
Balance as of July 2, 2023	29,400	29	957,761	112	(345,166)	612,736
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	44	—	44
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(84,799)	(84,799)
Stock-based compensation	—	—	4,285	—	—	4,285
Restricted stock unit withholdings	(48)	—	—	—	(637)	(637)
Issuance of common stock under stock-based compensation plans	256	1	1,304	—	—	1,305
Balance as of October 1, 2023	29,608	$30	$963,350	$9	$(430,602)	$532,787

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(37)	—	(37)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	44	—	44
Net loss	—	—	—	—	(57,210)	(57,210)
Stock-based compensation	—	—	4,697	—	—	4,697
Repurchase of common stock	(354)	—	—	—	(9,377)	(9,377)
Restricted stock unit withholdings	(46)	—	—	—	(1,262)	(1,262)
Issuance of common stock under stock-based compensation plans	275	—	3,351	—	—	3,351
Balance as of April 3, 2022	29,161	29	931,276	156	(294,440)	637,021
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	46	—	46
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(133)	—	(133)
Net loss	—	—	—	—	(8,534)	(8,534)
Stock-based compensation	—	—	5,129	—	—	5,129
Repurchase of common stock	(678)	—	—	—	(15,000)	(15,000)
Restricted stock unit withholdings	(107)	—	—	—	(2,319)	(2,319)
Issuance of common stock under stock-based compensation plans	356	—	19	—	—	19
Balance as of July 3, 2022	28,732	29	936,424	69	(320,293)	616,229
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(353)	—	(353)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	169	—	169
Net income	—	—	—	—	2,801	2,801
Stock-based compensation	—	—	3,440	—	—	3,440
Restricted stock unit withholdings	(45)	—	—	—	(1,150)	(1,150)
Issuance of common stock under stock-based compensation plans	212	—	1,791	—	—	1,791
Balance as of October 2, 2022	28,899	$29	$941,655	$(115)	$(318,642)	$622,927

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net loss	$(103,098)	$(62,943)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,491	7,845
Stock-based compensation	13,637	13,266
(Gain) Loss on investments, net	(2,301)	342
Goodwill impairment	—	44,442
Intangibles impairment	1,071	—
Deferred income taxes	82,205	(13,895)
Provision for excess and obsolete inventory	2,705	3,005
Changes in assets and liabilities:
Accounts receivable, net	76,585	1,250
Inventories	15,990	14,572
Prepaid expenses and other assets	(3,020)	(2,858)
Accounts payable	(38,443)	13,432
Accrued employee compensation	(4,952)	(4,329)
Other accrued liabilities	(46,929)	(23,504)
Deferred revenue	4,771	3,268
Income taxes payable	(3,130)	(2,692)
Net cash provided by (used in) operating activities	582	(8,799)
Cash flows from investing activities:
Purchases of short-term investments	(97,291)	(143,933)
Proceeds from maturities of short-term investments	85,006	50,418
Purchases of property and equipment	(3,601)	(4,133)
Purchases of long-term investments	(585)	(450)
Net cash used in investing activities	(16,471)	(98,098)
Cash flows from financing activities:
Repurchases of common stock	—	(24,377)
Restricted stock unit withholdings	(2,742)	(4,731)
Proceeds from exercise of stock options	—	743
Proceeds from issuance of common stock under employee stock purchase plan	3,590	4,418
Net cash provided by (used in) financing activities	848	(23,947)
Net decrease in cash and cash equivalents	(15,041)	(130,844)
Cash and cash equivalents, at beginning of period	146,500	263,772
Cash and cash equivalents, at end of period	$131,459	$132,928
Supplemental Cash Flow Information:
Unpaid property and equipment	$1,055	$735

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended October 1, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any future period.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of October 1, 2023:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$86,773	$2,431	$2,368	$91,572

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	October 1, 2023	December 31, 2022
Accounts receivable, net	Accounts receivable, net	$200,900	$277,485
Contract liabilities - current	Deferred revenue	$25,090	$21,128
Contract liabilities - non-current	Other non-current liabilities	$4,706	$3,897

The difference in the balances of the Company's contract assets and liabilities as of October 1, 2023 and December 31, 2022, primarily results from the timing difference between the Company's performance and the customer’s payment.

During the nine months ended October 1, 2023, $34.9 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $30.1 million of revenue was recognized for the satisfaction of performance

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligations and $19.1 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	October 1, 2023			October 2, 2022
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$104,695	$36,323	$141,018	$120,168	$49,192	$169,360
EMEA	10,898	24,786	35,684	12,545	32,282	44,827
APAC	11,742	9,401	21,143	17,868	17,532	35,400
Total	$127,335	$70,510	$197,845	$150,581	$99,006	$249,587
Sales channels:
Service provider	$32,403	$219	$32,622	$40,448	$1,171	$41,619
Non-service provider	94,932	70,291	165,223	110,133	97,835	207,968
Total	$127,335	$70,510	$197,845	$150,581	$99,006	$249,587

	Nine Months Ended
	October 1, 2023			October 2, 2022
(In thousands)	Connected Home	SMB	Total	Connected Home	SMB	Total
Geographic regions (1):
Americas	$266,379	$113,172	$379,551	$327,372	$130,664	$458,036
EMEA	34,279	76,744	111,023	34,230	92,413	126,643
APAC	27,829	33,763	61,592	48,185	50,505	98,690
Total	$328,487	$223,679	$552,166	$409,787	$273,582	$683,369
Sales channels:
Service provider	$71,346	$427	$71,773	$92,544	$3,515	$96,059
Non-service provider	257,141	223,252	480,393	317,243	270,067	587,310
Total	$328,487	$223,679	$552,166	$409,787	$273,582	$683,369

(1) No individual foreign country represented more than 10% of the Company's total net revenue in the periods presented.
Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of October 1, 2023, and December 31, 2022, were as follows:

	October 1, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$88,764	$—	$(71)	$88,693
Convertible debt (1)	173	—	—	173
Total	$88,937	$—	$(71)	$88,866

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$74,120	$—	$(320)	$73,800
Convertible debt (1)	346	—	—	346
Certificates of deposit	6	—	—	6
Total	$74,472	$—	$(320)	$74,152

(1)
On the Company’s unaudited condensed consolidated balance sheets, $173,000 included in Short-term investments as of October 1, 2023, and December 31, 2022, respectively, and $173,000 included in Other non-current assets as of December 31, 2022.

The contractual maturities on the U.S. treasury securities as of October 1, 2023, are all due within one year. Accrued interest receivable as of October 1, 2023, was $0.3 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of October 1, 2023, and December 31, 2022:

	October 1, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$88,693	$(71)	$—	$—	$88,693	$(71)
Total	$88,693	$(71)	$—	$—	$88,693	$(71)

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$73,800	$(320)	$—	$—	$73,800	$(320)
Total	$73,800	$(320)	$—	$—	$73,800	$(320)

In the three and nine months ended October 1, 2023, and October 2, 2022, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high-quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

three and nine months ended October 1, 2023, and October 2, 2022. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	October 1, 2023	December 31, 2022
Raw materials	$10,466	$4,549
Finished goods	270,452	295,065
Total	$280,918	$299,614

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.2 million and $2.7 million for the three and nine months ended October 1, 2023, respectively, and $0.4 million and $3.0 million for the three and nine months ended October 2, 2022, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	October 1, 2023	December 31, 2022
Computer equipment	$8,001	$9,648
Furniture, fixtures, and leasehold improvements	18,041	18,642
Software	28,377	30,610
Machinery and equipment	65,665	76,806
Total property and equipment, gross	120,084	135,706
Accumulated depreciation	(111,810)	(126,481)
Total	$8,274	$9,225

Intangibles, net

	October 1, 2023				December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,906)	$(893)	$—	$59,799	$(58,692)	$1,107
Other	10,345	(10,167)	(178)	—	10,345	(10,123)	222
Total	$70,144	$(69,073)	$(1,071)	$—	$70,144	$(68,815)	$1,329

Amortization of purchased intangibles was $0.3 million for the nine months ended October 1, 2023, and $0.1 million and $0.4 million for the three and nine months ended October 2, 2022, respectively.

During the three months ended October 1, 2023, the Company identified a triggering event indicating that the carrying amount of the intangibles may be impaired (Refer to below “Goodwill” for details of the triggering event). The Company performed a recoverability test of its intangible assets based on estimated future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and determined that the carrying amount of such asset group was not recoverable. Therefore, in the third fiscal quarter of 2023, the Company recognized an intangible asset impairment charge of $1.1 million for its Connected Home reporting unit.

Goodwill

Each year on the first day of the fourth fiscal quarter, the Company assesses its goodwill for potential impairment. This impairment testing is applied more frequently than once a year if the Company is aware of changed conditions or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded. During the three months ended October 1, 2023, the Company reassessed the valuation allowance for the deferred tax assets and determined to establish a full valuation allowance on its U.S. deferred tax assets (refer to Note 7, Income Taxes for detailed disclosures regarding the valuation allowance on deferred tax assets). Additionally, the Company experienced a reduction in its market capitalization. Due to these factors, the Company determined that a triggering event had occurred, and an interim goodwill impairment assessment was performed. Prior to performing a goodwill impairment test, the Company assessed its long-lived assets and concluded the carrying amount of the intangible assets for its Connected Home reporting unit was not recoverable

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

as noted above. No other impairments of long-lived assets were identified. The Company elected to bypass the qualitative goodwill impairment assessment and proceeded directly to the quantitative test, measured as of October 1, 2023.

The fair values of the reporting units, namely Connected Home and SMB, were determined using an income and market approach. Under the income approach, the Company calculated the fair values of its reporting units based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly traded companies with similar market position and size as the reporting unit. The underlying unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The two approaches generated similar results and indicated that the fair value of the SMB reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized.

Other non-current assets

(In thousands)	October 1, 2023	December 31, 2022
Non-current deferred income taxes	$3,450	$85,704
Long-term investments	8,240	7,879
Other	5,873	4,210
Total	$17,563	$97,793

Long-term equity investments

The Company's long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Nine months ended
(In thousands)	October 1, 2023	October 2, 2022
Carrying value as of the beginning of the period (1)	$6,053	$6,303
Impairment	—	(250)
Carrying value as of the end of the period (1)	$6,053	$6,053

(1)
The balances excluded an investment in limited partnership funds of $2.2 million as of October 1, 2023, $1.5 million as of October 2, 2022, $1.7 million as of December 31, 2022, and $0.9 million as of December 31, 2021. Additionally, the balance excluded an investment in convertible debt securities of $0.2 million as of October 2, 2022, and December 31, 2022, respectively, and $0.3 million as of December 31, 2021.

For such equity investments without readily determinable fair values still held at October 1, 2023, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	October 1, 2023	December 31, 2022
Current operating lease liabilities	$11,379	$11,012
Sales and marketing	74,813	98,690
Warranty obligations	7,038	6,320
Sales returns(1)	36,751	44,944
Freight and duty	2,478	7,243
Other	35,254	45,267
Total	$167,713	$213,476

(1)
Inventory expected to be received from future sales returns amounted to $17.6 million and $21.8 million as of October 1, 2023, and December 31, 2022, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $10.7 million and $11.8 million as of October 1, 2023, and December 31, 2022, respectively.

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

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $5.5 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about eight non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.5 million.

Fair Value of Derivative Instruments

The fair values of the Company's derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	October 1, 2023	December 31, 2022	Location	October 1, 2023	December 31, 2022
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$1,802	$636	Other accrued liabilities	$527	$3,871
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	71	16	Other accrued liabilities	27	212
Total		$1,873	$652		$554	$4,083

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Numerator:
Net income (loss)	$(84,799)	$2,801	$(103,098)	$(62,943)

Denominator:
Weighted average common shares - basic	29,524	28,891	29,266	29,023
Potentially dilutive common share equivalent	—	138	—	—
Weighted average common shares - dilutive	29,524	29,029	29,266	29,023

Basic net income (loss) per share	$(2.87)	$0.10	$(3.52)	$(2.17)
Diluted net income (loss) per share	$(2.87)	$0.10	$(3.52)	$(2.17)

Anti-dilutive employee stock-based awards, excluded	2,563	1,539	2,358	1,582

Note 7. Income Taxes

The income tax provision for the three and nine months ended October 1, 2023 was $86.4 million and $84.4 million, respectively. The income tax benefit for the three and nine months ended October 2, 2022 was $4.3 million and $9.0 million, respectively. The changes in taxes for the three and nine months ended October 1, 2023, compared to the prior year periods, were primarily due to the recognition of a valuation allowance of $81.5 million on deferred tax assets for U.S. federal and state purposes during the three month period. In evaluating the current results, coupled with expectation for the remainder of the year, the Company reassessed its position and determined that it was not more likely than not that the deferred tax assets would be realized, and accordingly recorded a full valuation allowance on the net deferred tax assets in the U.S. In the three and nine months ended October 2, 2022, the forecasted annual loss was significantly higher (in relative terms) as compared to the forecasted earnings for 2023 due to the impairment of goodwill in the first fiscal quarter of 2022. The tax benefits on the three and nine months ended October 2, 2022 were partially offset by the tax impact of non-tax-deductible goodwill impairment which substantially reduced the effective tax rate for that period. Tax benefits on current year losses for the three and nine months ended October 1, 2023 were offset by the valuation allowance.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.4 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination in various U.S. and foreign jurisdictions.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. During the three months ended October 1, 2023, the Company determined that recovery of its U.S. federal and state deferred tax assets was no longer more likely than not and established a full valuation allowance on those net assets, based on evaluation of all available evidence, including actual and anticipated business results. Accordingly, the balance sheet net deferred tax assets from the U.S. federal and state jurisdictions reported in “Other Non-current Assets” were reduced after the effect of establishing the valuation allowance.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of October 1, 2023, the Company had approximately $68.5 million, as compared to $105.1 million as of December 31, 2022, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. During the height of COVID-19 pandemic, the Company saw an elongation of the time from order placement to production. In response, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of October 1, 2023, $367.1 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $0.6 million and $2.0 million for the three and nine months ended October 1, 2023, respectively, and $1.6 million and $4.6 million for the three and nine months ended October 2, 2022, respectively.

Non-Trade Commitments

As of October 1, 2023, the Company had non-cancellable purchase commitments of $13.1 million pertaining to non-trade activities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company's warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Balance as of beginning of the period	$6,217	$6,523	$6,320	$6,861
Provision for warranty liability made	2,185	1,052	4,862	3,706
Settlements made	(1,364)	(1,431)	(4,144)	(4,423)
Balance as of the end of the period	$7,038	$6,144	$7,038	$6,144

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

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no 407) and ZL 201810757332.2 (case no. 408) against the Company’s WiFi 6 products. The Company’s challenge of the Jinan Court’s jurisdiction in both cases was denied by the Supreme Court of China.

In the German cases, on or around February 9, 2023, the Federal Patent Court issued preliminary opinions finding both asserted patents invalid. The invalidity proceedings are ongoing. The Company attended an oral hearing for both infringement cases on March 21, 2023 before the Dusseldorf District Court and the Court rendered its decisions on May 11, 2023. The Court dismissed case no. 09/22 for the ‘741 Patent and stayed case no. 8/22 for the ‘077 Patent. Huawei has filed a notice of appeal for the dismissal of case no. 09/22. The parties are preparing their appellate briefs.

In the Chinese cases, the parties attended an evidentiary hearing for cases on July 3, 2023. Licensing and technical hearings followed on July 24, 2023 and July 25, 2023. After the July 25th hearing, the Court indicated it will confer internally and advise the parties of further action.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited

On or around July 3, 2023, the Company learned that Huawei filed a new infringement suit, asserting patent EP 3 611 989 (the ’989 Patent), against NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited at the recently established Unified Patent Court (UPC) in Munich, Germany. The Company’s statement of defense is due November 7, 2023.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders' Equity

Stock Repurchases

From time to time, the Company's Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company's common stock. The Company did not repurchase any shares of common stock during the nine months ended October 1, 2023. During the nine months ended October 2, 2022, the Company repurchased, reported based on trade date, approximately 1.0 million shares of common stock at a cost of approximately $24.4 million under the repurchase authorizations. As of October 1, 2023, 2.5 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 194,000 and 198,000 shares of common stock, at a cost of approximately $2.7 million and $4.7 million, during the nine months ended October 1, 2023, and October 2, 2022, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company's policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) ("AOCI") by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	249	2,584	(568)	2,265
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	2,178	(457)	1,721
Net current period other comprehensive income (loss)	249	406	(111)	544
Balance as of October 1, 2023	$(73)	$68	$14	$9

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(459)	1,340	(154)	727
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,254	(263)	991
Net current period other comprehensive income (loss)	(459)	86	109	(264)
Balance as of October 2, 2022	$(461)	$259	$87	$(115)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$1,059	$683	$2,510	$1,395
Cost of revenue	(2)	—	(4)	—
Research and development	—	(3)	(26)	(18)
Sales and marketing	(100)	(64)	(242)	(97)
General and administrative	(41)	(22)	(60)	(26)
Total before tax	916	594	2,178	1,254
Tax impact	(192)	(124)	(457)	(263)
Total, net of tax	$724	$470	$1,721	$991

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance shares under the 2016 Incentive Plan (the "2016 Plan"), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. In June 2023, the stockholders of the Company approved an amendment to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 plan by an additional 2.0 million shares. As of October 1, 2023, approximately 2.4 million shares were reserved for future grants under the 2016 Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company's

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of October 1, 2023, approximately 0.8 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	872	$30.64
Expired	(6)	$21.86
Outstanding as of October 1, 2023	866	$30.70

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	1,546	$27.82
Granted	752	$17.49
Vested	(638)	$27.32
Cancelled	(84)	$25.52
Outstanding as of October 1, 2023	1,576	$23.01

Performance Shares Activity

In July 2020, July 2021, April 2022 and July 2023, the Company's executive officers were granted performance shares with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	430	$29.38
Granted	145	$14.44
Vested	—	—
Cancelled	(158)	$27.85
Outstanding as of October 1, 2023	417	$24.76

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company's unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Cost of revenue	$354	$283	$1,047	$1,027
Research and development	841	968	3,050	3,150
Sales and marketing	1,271	1,249	4,099	4,275
General and administrative	1,819	940	5,441	4,814
Total	$4,285	$3,440	$13,637	$13,266

As of October 1, 2023, $32.0 million of unrecognized compensation cost related to unvested RSUs and performance shares was expected to be recognized over a weighted-average period of 2.4 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and SMB:

•
Connected Home: Focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as recently released WiFi 7, WiFi 6 and WiFi 6E Tri-band and Quad-band mesh systems, and routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support; and
•
SMB: Focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price.

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

The results of the reportable segments are derived directly from the Company's management reporting system. The results are based on the Company's method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, goodwill impairment, intangibles impairment, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to loss before income taxes is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net Revenue:
Connected Home	$127,335	$150,581	$328,487	$409,787
SMB	70,510	99,006	223,679	273,582
Total net revenue	$197,845	$249,587	$552,166	$683,369

Contribution Income (loss):
Connected Home	$11,885	$(512)	$9,558	$(3,033)
Contribution margin	9.3%	(0.3)%	2.9%	(0.7)%
SMB	$14,913	$23,683	$43,382	$53,844
Contribution margin	21.2%	23.9%	19.4%	19.7%
Total segment contribution income	$26,798	$23,171	$52,940	$50,811
Corporate and unallocated costs	(21,546)	(21,392)	(65,495)	(62,532)
Amortization of intangibles (1)	—	(129)	(257)	(386)
Stock-based compensation expense	(4,285)	(3,440)	(13,637)	(13,266)
Goodwill impairment	—	—	—	(44,442)
Intangibles impairment	(1,071)	—	(1,071)	—
Restructuring and other charges	(366)	(361)	(2,703)	(911)
Litigation reserves, net	(178)	—	(178)	(20)
Other income (expenses), net (2)	2,280	638	11,685	(1,164)
Income (loss) before income taxes	$1,632	$(1,513)	$(18,716)	$(71,910)

(1)
Amounts exclude amortization expense related to patents within purchased intangibles in cost of revenue.
(2)
Amounts included gain/(loss), net from litigation settlements of $6.0 million for the nine months ended October 1, 2023, and gain/(loss), net from derivatives not designated as hedging instruments of $1.3 million and $2.2 million, for the three and nine months ended October 1, 2023, respectively, and $3.4 million and $6.9 million for the three and nine months ended October 2, 2022, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
United States (U.S.)	$138,013	$164,890	$368,772	$445,170
Americas (excluding U.S.)	3,005	4,470	10,779	12,866
EMEA (1)	35,684	44,827	111,023	126,643
APAC (1)	21,143	35,400	61,592	98,690
Total net revenue	$197,845	$249,587	$552,166	$683,369

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company's long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	October 1, 2023	December 31, 2022
United States (U.S.)	$26,640	$32,142
Americas (excluding U.S.)	4,805	2,367
EMEA	3,897	3,564
Singapore	6,364	4,032
APAC (excluding Singapore) (1)	6,341	7,988
Total	$48,047	$50,093

(1)
No individual country represented more than 10% of the Company's total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	October 1, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$24,110	$24,110	$—
Available-for-sale investments: U.S. treasury securities(1)	88,693	—	88,693
Trading securities: mutual funds(1)	7,720	7,720	—
Available-for-sale investments: convertible debt securities(2)	173	—	173
Foreign currency forward contracts(3)	1,873	—	1,873
Total assets measured at fair value	$122,569	$31,830	$90,739
Liabilities:
Foreign currency forward contracts(4)	$554	$—	$554
Total liabilities measured at fair value	$554	$—	$554

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,744	$25,744	$—
Available-for-sale investments: U.S. treasury securities(1)	73,800	—	73,800
Trading securities: mutual funds(1)	6,946	6,946	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	652	—	652
Total assets measured at fair value	$107,494	$32,690	$74,804
Liabilities:
Foreign currency forward contracts(4)	$4,083	$—	$4,083
Total liabilities measured at fair value	$4,083	$—	$4,083

(1)
Included in Short-term investments on the Company's unaudited condensed consolidated balance sheets.
(2)
On the Company’s unaudited condensed consolidated balance sheets, $173,000 included in Short-term investments as of October 1, 2023, and $173,000 included in Short-term investments and the remaining included in Other non-current assets as of December 31, 2022.
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

Restructuring and other charges recognized in the nine months ended October 1, 2023 and October 2, 2022, respectively, were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with projected revenue levels. The liabilities as of October 1, 2023 are expected to be settled in 2023.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2022	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at October 1, 2023
Restructuring
Employee termination charges	$1,912	$2,650	$(4,138)	$(80)	$344
Lease contract termination and other charges	—	395	(367)	—	28
Total Restructuring and other charges	$1,912	$3,045	$(4,505)	$(80)	$372

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2021	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at October 2, 2022
Restructuring
Employee termination charges	$—	$950	$(851)	$(18)	$81
Lease contract termination and other charges	23	1	(1)	(23)	—
Total Restructuring and other charges	$23	$951	$(852)	$(41)	$81

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR’s strategic shift to focusing on the premium, higher-margin segments of the market and growing service revenue; NETGEAR’s investments in developing new products and subscription services, enhancing current products and expanding channels and direct-to-consumer capabilities; NETGEAR's outsourcing strategy and its impact to products cost and gross margin; expectations regarding product mix and market demand for NETGEAR's products and services, including SMB and premium Connected Home products and subscription services and NETGEAR's ability to respond to this demand; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product and services introductions that position NETGEAR for growth and market share gain; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR's products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR's operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory management and inventory costs; expectations regarding transportation costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding expected tax rates or tax expenses; and expectations regarding NETGEAR’s subscription services, paid subscriber base growth, service revenue and gross margin. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

We operate and report in two segments: Connected Home, and Small and Medium Business (“SMB”). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable, and easy-to-use premium WiFi internet networking solutions such as WiFi 6/6E and recently released WiFi 7 Tri-band and Quad-band mesh systems, and routers, 4G/5G mobile products, smart devices such as Meural digital canvasses, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support. The SMB segment focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

Financial Overview

During the three months ended October 1, 2023, our net revenue decreased by $51.7 million, compared to the prior year period, mainly driven by decreases of $28.5 million in our SMB segment, and $23.2 million in our Connected Home segment. The year-over-year decrease in SMB net revenue was primarily due to a reduction in inventory carrying levels across our channel partners driven by the continued pressure of the uncertain macroeconomic environment. The year-over-year decrease in Connected Home net revenue was primarily due to a contraction of the U.S. retail market and higher inventory carrying levels at our channel partners in the prior year period. Despite the year-over-year decline in net revenue during the three months ended October 1, 2023, demand for our premium WiFi mesh systems and 5G mobile hotspots, continued to grow, bolstered by the addition of our recently released WiFi 7 mesh systems and routers. We also experienced continued strong demand for the Pro AV product line of managed switches, and growth in our services revenue. Our gross margin percentage increased 730 basis points for the three months ended October 1, 2023, compared to the prior year period, in part due to a more favorable mix of our premium Connected Home products, combined with continued growth of our services business. Additionally, we incurred lower sea freight costs when the inventory was purchased in the second half of 2022, and less reliance on higher cost air freight due to an improved supply picture. Loss from operations decreased by $1.5 million for the three months ended October 1, 2023, compared to the prior year period, primarily driven by reduced operating expenses and higher gross profit in spite of lower net revenue in the current period.

Geographically, net revenue from Connected Home and SMB decreased across all three regions during the three months ended October 1, 2023, compared to the prior year period.

Global Events Affecting our Business and Operations

In 2022, we saw a positive downward trend on the cost per container to move goods via sea, with rates returning to near pre-pandemic levels by the end of 2022. In 2023, we began to realize the gross margin benefits from the inventory we obtained with lower sea freight rates. Additionally, we also decreased our use of higher cost air freight in 2023 due to an improved supply picture.

Recent macroeconomic trends have led to uncertainty in the global economic environment. These include conditions such as the potential for a recession, high inflation, rising interest rates, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, and ongoing worldwide tensions, including the Russia-Ukraine and Israel-Hamas conflicts. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty and any related disruptions to channel partners are unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, in spite of the on-going broad-based inflationary pressures and the uncertain macroeconomic environment, we expect to continue to experience strong underlying demand in the premium portion of our Connected Home product portfolio powered by our premium WiFi mesh systems and 5G mobile hotspots. We are starting to see indicators that the broader consumer retail networking market is stabilizing and our retail channel partners are now maintaining rather than depleting their inventories. However, we will continue to work with our SMB channel partners to optimize their inventory carrying levels. Accordingly, for the fourth quarter of 2023, we expect the Connected Home net revenue to be relatively flat sequentially, in line with market seasonality, and SMB to be down sequentially. We aim to execute on our strategy of capitalizing on the technological inflection points of the recent release of WiFi 7, WiFi 6E, WiFi 6, 5G, audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Nine Months Ended
(In thousands, except percentage data)	October 1, 2023		October 2, 2022		October 1, 2023		October 2, 2022
Net revenue	$197,845	100.0%	$249,587	100.0%	$552,166	100.0%	$683,369	100.0%
Cost of revenue	128,911	65.2%	181,058	72.5%	368,550	66.7%	494,516	72.4%
Gross profit	68,934	34.8%	68,529	27.5%	183,616	33.3%	188,853	27.6%
Operating expenses:
Research and development	20,738	10.5%	22,167	8.9%	63,703	11.5%	68,193	10.0%
Sales and marketing	30,865	15.4%	34,203	13.8%	97,226	17.7%	104,335	15.3%
General and administrative	16,364	8.3%	13,949	5.6%	49,136	8.9%	41,698	6.1%
Goodwill impairment	—	—%	—	—%	—	—%	44,442	6.5%
Intangibles impairment	1,071	0.5%	—	—%	1,071	0.2%	—	—%
Other operating expenses, net	544	0.3%	361	0.1%	2,881	0.5%	931	0.1%
Total operating expenses	69,582	35.1%	70,680	28.4%	214,017	38.8%	259,599	38.0%
Loss from operations	(648)	(0.3)%	(2,151)	(0.9)%	(30,401)	(5.5)%	(70,746)	(10.4)%
Other income (expenses), net	2,280	1.1%	638	0.3%	11,685	2.1%	(1,164)	(0.1)%
Income (loss) before income taxes	1,632	0.8%	(1,513)	(0.6)%	(18,716)	(3.4)%	(71,910)	(10.5%)
Provision for (benefit from) income taxes	86,431	43.7%	(4,314)	(1.7)%	84,382	15.3%	(8,967)	(1.3%)
Net income (loss)	$(84,799)	(42.9)%	$2,801	1.1%	$(103,098)	(18.7)%	$(62,943)	(9.2%)

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022

Americas	$141,018	(16.7)%	$169,360	$379,551	(17.1)%	$458,036
Percentage of net revenue	71.3%		67.8%	68.7%		67.1%
EMEA	$35,684	(20.4)%	$44,827	$111,023	(12.3)%	$126,643
Percentage of net revenue	18.0%		18.0%	20.1%		18.5%
APAC	$21,143	(40.3)%	$35,400	$61,592	(37.6)%	$98,690
Percentage of net revenue	10.7%		14.2%	11.2%		14.4%
Total net revenue	$197,845	(20.7)%	$249,587	$552,166	(19.2)%	$683,369

Americas

Net revenue in Americas decreased in the three and nine months ended October 1, 2023, driven by declines in Connected Home net revenue of 12.9% and 18.6%, respectively, and declines in SMB net revenue of 26.2% and 13.4%, respectively, compared to the prior year periods. The declines in Connected Home net revenue were primarily due to a contraction of the U.S. retail market, along with higher inventory carrying levels at our channel partners in the prior year periods. The declines in SMB net revenue were primarily due to higher inventory carrying levels at our channel partners in the prior year periods.

EMEA

Net revenue in EMEA decreased in the three and nine months ended October 1, 2023, primarily due to the performance of our SMB segment, which experienced declines in net revenue of 23.2% and 17.0%, respectively, compared to the prior year periods, mainly driven by meaningful reductions in our channel partner inventory carrying levels, stemming from the continued pressure of the uncertain macro environment. Net revenue for our Connected Home segment in the nine months ended October 1, 2023 remained relatively flat, while the three months ended October 1, 2023 experienced a decline in net revenue of 13.1%, driven by macroeconomic environment headwinds weighing on the market, compared to the prior year periods.

APAC

Net revenue in APAC decreased in the three and nine months ended October 1, 2023, compared to the prior year periods, driven by declines of 34.3% and 42.2%, respectively, in our Connected Home segment and declines of 46.4% and 33.1%, respectively, in our SMB segment. The declines in SMB net revenue were mainly due to meaningful reductions in our channel partner inventory carrying levels, driven by the uncertain macro environment. The declines in Connected Home net revenue were primarily driven by the macroeconomic environment headwinds.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Cost of revenue	$128,911	(28.8)%	$181,058	$368,550	(25.5)%	$494,516
Gross margin percentage	34.8%		27.5%	33.3%		27.6%

Our gross margin percentages increased for the three and nine months ended October 1, 2023, compared to the prior year periods, primarily due to a more favorable mix of premium Connected Home products which carry higher gross margins. Additionally, we incurred lower sea freight costs when the inventory was purchased in the second half of 2022, and less reliance on higher cost air freight due to an improved supply picture.

We believe that a combination of improved product mix with increased sales of premium Connected Home products, higher subscription services and stabilized transportation costs, including less reliance on higher-cost air freight, will help to deliver improvement to margin performance from fiscal 2022 levels in the remainder of 2023. Over the past couple of years, we incurred meaningful and continuously elevated cost of materials and components for our products, as well as freight transportation costs. Starting in the second quarter of 2022, we saw a positive downward trend for sea freight transportation costs. In the first half of 2023, sea freight rates stabilized slightly above pre-pandemic levels at which time we began to realize the gross margin benefits from the lower sea freight rates.

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

dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Research and development	$20,738	(6.4)%	$22,167	$63,703	(6.6)%	$68,193

Research and development expenses decreased for the three and nine months ended October 1, 2023, primarily driven by a decrease in personnel-related expenditures of $1.3 million and $4.1 million, respectively, compared to the prior year periods, mainly due to decreased headcount.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses for the fourth fiscal quarter of 2023 to be in line or slightly lower in absolute dollars than in the first three quarters of 2023. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, AV over IP managed switches and SMB wireless products. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Sales and marketing	$30,865	(9.8)%	$34,203	$97,226	(6.8)%	$104,335

The declines in sales and marketing expenses for the three and nine months ended October 1, 2023, compared to the prior year periods, were primarily attributable to decreases in outbound freight costs for product deliveries to our customers of $1.7 million and $5.2 million, respectively, personnel-related expenditures of $0.9 million and $2.1 million, respectively, mainly due to lower performance-based compensation expenses and decreased headcount, and lower outside service expenditures of $1.0 million and $2.0 million, respectively, mainly attributable to lower call center support costs. The declines were partially offset by increases in brand-marketing related expenditures for the nine months ended October 1, 2023 of $2.5 million, compared to the prior year period.

We expect sales and marketing expenses for the fourth fiscal quarter of 2023 to be lower in absolute dollars than in the first three quarters of 2023. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
General and administrative	$16,364	17.3%	$13,949	$49,136	17.8%	$41,698

The increases in general and administrative expenses for the three and nine months ended October 1, 2023, were primarily driven by increases in legal and professional services fees of $1.6 million and $5.1 million, respectively, mainly associated with litigation matters, which included fees incurred while reaching the favorable litigation settlement mentioned below in "Other income (expenses), net", as well as increases in personnel-related expenditures of $0.6 million and $1.5 million, respectively, compared to the prior year periods.

We expect general and administration expenses for the fourth fiscal quarter of 2023 to be in line in absolute dollars with the first three quarters of 2023. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill and Intangibles Impairment

The following table presents goodwill impairment charge for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Goodwill impairment charge	$—	**	$—	$—	**	$44,442
Intangibles impairment charge	$1,071	**	$—	$1,071	**	$—

** Percentage change not meaningful.

There was no goodwill impairment for the three and nine months ended October 1, 2023, as compared to the prior year period charge of $44.4 million for the Connected Home segment resulting from an interim goodwill impairment assessment performed in the first fiscal quarter of 2022.

In the third quarter of fiscal 2023, we recognized a $1.1 million intangibles impairment charge for the Connected Home segment resulting from an interim impairment assessment performed in the quarter. For a detailed discussion on the interim intangible impairment assessment, refer to Note 4, Balance Sheet Components, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Other operating expenses, net	$544	50.7%	$361	$2,881	**	$931

** Percentage change not meaningful.

For the three and nine months ended October 1, 2023, we incurred restructuring and other charges of $0.4 million and $2.7 million, respectively, associated with our reorganization to better align the cost structure of the business with projected revenue levels. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Other income (expenses), net	$2,280	**	$638	$11,685	**	$(1,164)

** Percentage change not meaningful.

The changes in other income (expenses), net for the three and nine months ended October 1, 2023, compared to the prior year periods, were primarily due to higher interest earned on our short-term investment in U.S. treasuries. The increase in other income (expenses), net for the nine months ended October 1, 2023, was also attributable to $6.0 million cash received relating to a favorable litigation settlement during the second quarter of 2023.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Provision for (benefit from) income taxes	$86,431	**	$(4,314)	$84,382	**	$(8,967)
Effective tax rate	**		**	**		12.5%

** Percentage change not meaningful.

The changes in taxes for the three and nine months ended October 1, 2023, compared to the prior year periods, were primarily due to the recognition of a valuation allowance of $81.5 million on deferred tax assets for U.S. federal and state purposes during the current quarter. In evaluating the current results, coupled with expectation for the remainder of the year, we reassessed our position and determined that it was not more likely than not that the deferred tax assets would be realized, and accordingly recorded a full valuation allowance on the net deferred tax assets in the U.S. In the three and nine months ended October 2, 2022, the forecasted annual loss was significantly higher (in relative terms) as compared to the forecasted loss for 2023 due to the impairment of goodwill during the first fiscal quarter of 2022. The tax benefits on the three and nine months ended October 2, 2022 were partially offset by the tax impact of non-tax-deductible goodwill impairment which substantially reduced the effective tax rate for that period. Tax benefits on current year losses for the three and nine month period ended October 1, 2023 were offset by the valuation allowance.

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

Connected Home Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Net revenue	$127,335	(15.4)%	$150,581	$328,487	(19.8)%	$409,787
Percentage of net revenue	64.4%		60.3%	59.5%		60.0%
Contribution income (loss)	$11,885	**	$(512)	$9,558	**	$(3,033)
Contribution margin	9.3%		(0.3%)	2.9%		(0.7%)

** Percentage change not meaningful.

Connected Home net revenue decreased in both the retail and service provider channels in the three and nine months ended October 1, 2023, compared to the prior year periods, primarily due to a contraction of the U.S. retail market and higher inventory carrying levels at our channel partners in the prior year periods. Despite a decline in the overall consumer networking market during the three and nine months ended October 1, 2023, our premium WiFi 6 mesh systems and 5G mobile hotspots continued to grow, bolstered by the addition of our recently released WiFi 7 mesh systems and routers, and we saw growth in our services revenue as compared to the prior year periods. Geographically, during the three months ended October 1, 2023, net revenue in all regions decreased, and during the nine months ended October 1, 2023, net revenue in EMEA remained relatively flat and net revenue in Americas and APAC decreased, compared to the prior year periods.

Connected Home contribution income increased in the three and nine months ended October 1, 2023, compared to the prior year periods, primarily due higher gross margin achievement through strong demand for higher-margin premium products, decreased operating expenses and freight transportation costs, partially offset by decreases in net revenue.

SMB Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	October 1, 2023	% Change	October 2, 2022	October 1, 2023	% Change	October 2, 2022
Net revenue	$70,510	(28.8)%	$99,006	$223,679	(18.2)%	$273,582
Percentage of net revenue	35.6%		39.7%	40.5%		40.0%
Contribution income	$14,913	(37.0)%	$23,683	$43,382	(19.4)%	$53,844
Contribution margin	21.2%		23.9%	19.4%		19.7%

SMB net revenue decreased for the three and nine months ended October 1, 2023, compared to the prior year periods, primarily due to a reduction in inventory carrying levels across our channel partners driven by the continued pressure of the uncertain macroeconomic environment, particularly in Asia and Europe. The decreases in products for the traditional SMB market were partially offset by the continued strong demand for the Pro AV product line of managed switches. Geographically, SMB net revenue decreased across all regions in the three and nine months ended October 1, 2023, compared to the prior year periods.

SMB contribution income decreased in the three and nine months ended October 1, 2023, compared to the prior year periods, primarily due to lower net revenue, partially offset by decreased transportation costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of October 1, 2023, we had cash, cash equivalents and short-term investment of $228.0 million, an increase of $0.6 million from December 31, 2022.

As of October 1, 2023, approximately 25% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Nine Months Ended
(In thousands)	October 1, 2023	October 2, 2022
Cash provided by (used in) operating activities	$582	$(8,799)
Cash used in investing activities	(16,471)	(98,098)
Cash provided by (used in) financing activities	848	(23,947)
Net cash decrease	$(15,041)	$(130,844)

Operating activities

Net cash provided by operating activities was $0.6 million, compared to net cash used of $8.8 million in the prior year period, primarily due to favorable working capital movements. Our accounts payable (excluding payables related to property and equipment) decreased from $85.3 million as of December 31, 2022, to $46.1 million as of October 1, 2023, primarily due to the reduction and timing of inventory receipts and supplier payments. Accounts receivable decreased from $277.5 million as of December 31, 2022, to $200.9 million as of October 1, 2023, primarily due to the timing of cash collections and lower revenue. Inventory decreased from $299.6 million as of December 31, 2022, to $280.9 million as of October 1, 2023, as we work to optimize our inventory carrying value. We expect to continue generating positive cash flows from operating activities in the remainder of fiscal 2023 as we make further progress in reducing our inventory.

Investing activities

Net cash used in investing activities decreased by $81.6 million in the nine months ended October 1, 2023, compared to the prior year period, mainly driven by lower net purchases of short-term investments.

Financing activities

Net cash provided by financing activities was $0.9 million in the nine months ended October 1, 2023, compared to net cash used of $23.9 million in the prior year period, primarily due to lower purchases of our common stock and lower tax withholdings pertaining to restricted stock unit releases.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. We did not repurchase any shares of common stock during the nine months ended October 1, 2023. During the nine months ended October 2, 2022, we repurchased and retired, reported based on trade date, approximately 1.0 million shares of common stock at a cost of approximately $24.4 million under the repurchase authorizations. As of October 1, 2023, approximately 2.5 million shares remained authorized for repurchase under the repurchase program. We also repurchased and retired, reported based on trade date, approximately 194,000 and 198,000 shares of common stock, respectively, at a cost of approximately $2.7 million and $4.7 million during the nine months ended October 1, 2023, and October 2, 2022, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9. Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of October 1, 2023, from those as of December 31, 2022, disclosed in Part II, Item 7, of our Annual Report.

As of October 1, 2023, we had $68.5 million of purchase obligations which represented non-cancellable inventory-related purchase agreements with suppliers, down from $105.1 million as of December 31, 2022, as we align our procurement with anticipated demand for our products. During the height of COVID-19 pandemic, we saw an elongation of the time from order placement to production. In response, we issued purchase orders to supply chain partners beyond contractual termination periods. As of October 1, 2023, $367.1 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to this item may be found in Note 2. Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Report on Form 10-Q, which are hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended October 1, 2023, there were no material changes to our market risk disclosures as set forth in Part II Item 7A "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report.

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
•
If our goodwill and intangible assets become impaired, as occurred in 2022 and 2023, we may be required to record a significant charge to earnings.

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

If we are unable to properly monitor and manage our sales channel inventory and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we see signs of the retail networking market stabilizing, the uncertain macroeconomic environment and high interest rates are also putting pressure on our SMB channel partners, and we expect to continue to experience SMB channel inventory compression at least for the next two to three fiscal quarters. Low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, in 2022, demand for our Connected Home products turned out to be lower than we previously forecasted and resulted in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. replenished inventory slower than they sold through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

* To remain competitive and stimulate consumer demand, we must successfully manage new product introductions and transitions of products and services.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we have made a strategic shift to focus on premium, higher margin products and have committed a substantial amount of resources to the development, manufacture, branding, marketing and sale of our Nighthawk mobile hotspot products, Orbi WiFi systems and ProAV managed switches, and to introducing additional and improved models and services in these lines. In the third quarter of 2023, we launched our first WiFi 7 products, namely the Orbi 97X mesh system and the Nighthawk RS700 router, and will continue to invest in a strong pipeline of WiFi 7 introductions in 2024 across all our major product lines. The success of new products and services depends on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and channel inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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

Accordingly, if we cannot properly drive customer demand, manage future introductions and transitions of products and services, this could result in:

•
loss of or delay in revenue and loss of market share;
•
negative publicity and damage to our reputation and brand;
•
a decline in the average selling price of our products;

•
adverse reactions in our sales channels, such as reduced shelf space, reduced channel inventory levels, reduced online product visibility, or loss of sales channels; and
•
increased levels of product returns.

In addition, if we are unable to successfully introduce or acquire new products with higher gross margins, or enhance and improve our services and subscription offerings for customer retention or service revenue growth, or if we are unable to improve the margins on our previously introduced and rapidly growing product and services lines, our net revenue and overall gross margin would likely decline.

* Investment in new business strategies could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.

 We have invested, and in the future may invest, in new business strategies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal and regulatory challenges, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. New business strategies are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition. For example, as mentioned in the risk factor above “To remain competitive and stimulate consumer demand, we must successfully manage new product introductions and transitions of products and services”, we have made a strategic shift to focus on premium, higher margin products and services. We continue to hire in key areas and invest in these premium, higher margin products and services, such as ProAV managed switches, premium Orbi WiFi mesh systems, 5G mobile hotspots, and subscription services; however, such investments may not prove to be successful. If we fail to develop premium user experience, elevate marketing and branding for customer acquisition, expand our sales channels or otherwise successfully execute on our business strategies, our business, financial condition, results of operations and reputation could be materially adversely affected.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 30% of overall net revenue in the third fiscal quarter of 2023 and approximately 36% of overall net revenue in fiscal 2022. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

We also utilize third-party software development companies to develop, customize, maintain and support software that is incorporated into our products. For example, we license software from Bitdefender for our NETGEAR Armor cybersecurity services offering and we license software from Circle Media Labs, Inc., a wholly owned subsidiary of Aura, for our parental controls service offering. If these companies fail to timely deliver or continuously maintain and support the software, as we require of them, we may experience delays in releasing new products or difficulties with supporting existing products and customers. In addition, if these third-party licensors fail or experience instability, then we may be unable to continue to sell products that incorporate the licensed technologies in addition to being unable to continue to maintain and support these products. We do require escrow arrangements with respect to certain third-party software which entitle us to certain limited rights to the source code, in the event of certain failures by the third party, in order to maintain and support such software. However, there is no guarantee that we would be able to fully understand and use the source code, as we may not have the expertise to do so. We are increasingly exposed to these risks as we continue to develop and market more products and services containing third-party software, such as our subscription service offerings related to network security and smart parental controls. If we are unable to license the necessary technology, we may be forced to acquire or develop alternative technology, which could be of lower quality or performance standards. The acquisition or development of alternative technology may limit and delay our ability to offer new or competitive products and services and increase our costs of production. As a result, our business, operating results and financial condition could be materially adversely affected.

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

Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of significant product or system security vulnerability, or improper use of AI tools or other cybersecurity incidents, we could incur additional substantial expenses and our business and reputation could be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, systems or customer private information, including customer personal identification information, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

* We make substantial investments in software research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations.

We continue to evolve our historically hardware-centric business model towards a model that includes more sophisticated software offerings, including subscription services and applications that complement our products and are intended to drive subscriber growth and future recurring revenue. As such, we have evolved the focus of our organization towards the delivery of more integrated hardware and software solutions for our customers, as well as related services, and we have and will continue to expend additional resources in this area in the future, including key new hires. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations and insufficient revenue to offset expenses associated with this strategy. Software development is inherently risky for a company such as ours with a historically hardware-centric business model, and accordingly, our efforts in software development may not be successful and could materially adversely affect our financial condition and operating results.

If we cannot proportionately decrease our cost structure in response to competitive price pressures, our gross margin and, therefore, our profitability could be adversely affected. In addition, if our software solutions, services, applications, pricing and other factors are not sufficiently competitive, or if there is an adverse reaction to our product and services decisions, we may lose market share in certain areas, which could adversely affect our revenue, profitability and prospects.

Software research and development is complex. We must make long-term investments, develop or obtain appropriate intellectual property and commit significant resources before knowing whether our output from these investments will successfully result in meaningful customer demand and retention for our products and services. We must accurately forecast mixes of software solutions and configurations that meet customer requirements, and we may not succeed at doing so within a given product’s life cycle or at all. Any delay in the development, production or marketing of a new software solution could result in us not being among the first to market, which could further harm our competitive position. In addition, our regular testing and quality control efforts may not be effective in controlling or detecting all quality issues and defects. We may be unable to determine the cause, find an appropriate solution or offer a temporary fix to address defects. Finding solutions to quality issues or defects can be expensive and may result in additional warranty, replacement and other costs, adversely affecting our profits. If new or existing customers have difficulty with our software solutions or are dissatisfied with our services, our operating margins could be adversely affected, and we could face possible claims if we fail to meet our customers’ expectations. In addition, quality issues can impair our relationships with new or existing customers and adversely affect our brand and reputation, which could adversely affect our operating results.

If our products contain defects or errors, we could incur significant unexpected expenses, experience product returns and lost sales, experience product recalls, suffer damage to our brand and reputation, and be subject to product liability or other claims.

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. As also noted in the risk factor “We make substantial investments in software research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations” above, we devote considerable time and resources on testing and quality control efforts to detect quality issues and defects, and any reallocation of resources to fix such quality issues and defects could lead to delays in product introductions, which could further harm our competitive position.

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

Historically the computation of our tax provision assumes that we will have sufficient profitability in the respective jurisdictions to continue to record deferred tax assets without a valuation allowance. As of the period ended October 1, 2023, we determined that it was no longer more likely than not that we would have sufficient profitability to realize the U.S. federal and state deferred tax assets. Accordingly, we recorded a valuation allowance of $81.5 million to impair U.S. federal and state deferred tax assets. Future benefit of these deferred tax assets will be realized in the period they are utilized.

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

If our goodwill and intangible assets become impaired, as occurred in 2022 and 2023, we may be required to record a significant charge to earnings.

Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill or intangible assets may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisitions, we have significant goodwill and intangible assets recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill and intangible assets might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, in 2022 and 2023, the market price of our common stock and market capitalization declined and the U.S. WiFi market contracted, which had a significant negative impact on our Connected Home business. As a result, we recognized a goodwill impairment charge in the first quarter of 2022 and an intangible impairment charge in the third quarter of 2023 to our Connected Home reporting unit. We have not recognized any impairment charge on our SMB reporting unit. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill be determined on our SMB reporting unit, resulting in an adverse impact on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 3, 2023 - July 30, 2023	—	$—	—	2.5
July 31, 2023 - August 27, 2023	36,462	$13.64	—	2.5
August 28, 2023 - October 1, 2023	11,079	$12.64	—	2.5
Total	47,541	$13.41	—

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended October 1, 2023, we repurchased and retired, as reported on trade date, approximately 48,000 shares of common stock at a cost of approximately $0.6 million to facilitate tax withholding for Restricted Stock Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended October 1, 2023, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Sarah Butterfass, Director	Adopted	8/29/2023	Yes		40% of net shares resulting from the vesting of 14,064 (gross) RSUs	N/A	6/28/2024
Andrew Kim, Chief Legal Officer	Adopted	7/28/2023	Yes		50,220	N/A	7/31/2024
Vikram Mehta, Senior Vice President, SMB Products and Services	Modified	8/7/2023	Yes		Net shares resulting from the vesting of 26,562 (gross) RSUs and PSUs	N/A	8/30/2024
Martin Westhead, Chief Technology Officer, Software	Adopted	7/28/2023	Yes		3,066 shares plus net shares resulting from the vesting of 33,226 (gross) RSUs, PSUs and ESPP purchase	N/A	8/30/2024
Michael Werdann, Chief Revenue Officer	Adopted	9/8/2023	Yes		Net shares resulting from the vesting of 25,000 (gross) RSUs and PSUs	N/A	9/30/2024

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act
*** Net shares issued with shares withheld to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for the vesting of RSUs and PSUs.

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

Date: November 3, 2023