Form 10-K
period 2023-12-31
NETGEAR, INC.
filed 2024-02-16
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of July 2, 2023 was approximately $403.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2023 (the last business day of the Registrant’s most recently completed fiscal second quarter). Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 29,661,351 shares as of February 9, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Risks Related to our Business, Industry and Operations

•
Helping our channel partners optimize their inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.
•
To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services.
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
•
If disruptions in our transportation network continue to occur or our shipping costs substantially increase, we may be unable to sell or timely deliver our products, and our net revenue and gross margin could decrease.
•
Changes in trade policy in the United States and other countries may adversely impact our business, results of operations and financial condition.
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
•
If our goodwill becomes impaired, as occurred in 2022, we may be required to record a significant charge to earnings.

General Risk Factors

•
If we lose the services of our key personnel, we may not be able to execute our business strategy effectively.
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

Item 1. Business

General

We are a global company that turns ideas into innovative, high-performance, and premium networking products that connect people, power businesses and advance the way we live. We operate and report in two segments: Connected Home, and NETGEAR for Business (formerly known as Small and Medium Business, or SMB). The Connected Home segment focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi networking solutions such as WiFi 6, WiFi 6E and WiFi 7 Tri-band and Quad-band mesh systems and routers, 4G/5G mobile products, smart devices such as Meural digital displays, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support. The NETGEAR for Business segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic territories: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

In the years ended December 31, 2023, 2022, and 2021, we generated net revenue of $740.8 million, $932.5 million, and $1.17 billion, respectively.

Markets

Our mission is to be the innovative leader in connecting the world to the internet by providing advanced, high-performance and premium networking technologies and internet-connected products for consumers, businesses and service providers. There are a number of factors that are driving today’s demand for products within these markets. As consumer behavior has shifted to do more online, including shopping, hybrid work, fitness, and college curriculum, as well as a shift from cable TV to streaming - including live sports, we see high demand for high-performance, dependable and secure WiFi continuing to increase. The growing need for always on, secure high speed internet connectivity anywhere and everywhere has become a greater priority for consumers and businesses. As homes get smarter with the ever-growing number of internet-connected devices, such as security cameras, smart TVs, appliances, doorbells, lighting and more, increasing internet speeds available to homes, new WiFi standards (the transition from WiFi 5 and 6 to WiFi 6E and WiFi 7) and the growth of bandwidth-hungry applications such as 8K video streaming and gaming, real time streaming of entertainment and cultural events as well as augmented reality (“AR”) and virtual reality (“VR”) and applications have all increased the need for more robust networking solutions.

Over the last decade, technology transformation has driven a need for constant connectivity. Consumers, businesses and service providers demand networking products, incorporating the latest technology, that fit their specific needs and budgets. In particular, consumers with large numbers of connected devices and fast broadband subscriptions are investing in premium home WiFi solutions, such as our Orbi WiFi 6E and WiFi 7 Tri-band and Quad-band Mesh products. While there is always a need for point solutions that enhance or extend the functionality provided by internet service providers (“ISPs”), there is also a growing demand for premium WiFi networking products that combine the newest WiFi standards with elegant design, comprehensive security and a seamless app experience to accommodate the end-to-end networking needs of homes that are becoming increasingly smarter. And, in an environment that makes it possible for people to work or learn from anywhere, digital nomads, road warriors, vacationers, even those living in rural areas without access to reliable wired broadband, need robust, secure mobile solutions to support their online lives. End users desiring faster WiFi speeds, capacity for more devices and lower latency than ever before also often lack the technical skills or resources to fully realize these capabilities, making “plug and play” setup and ease of use priorities. Consumers and businesses also prefer the convenience of obtaining networking solutions from a single company and a positive customer experience has shown to produce brand loyalty. We recognize that customers see reliability, usability, security and performance as key factors when purchasing products and services. To provide desirable products and services at attractive prices, we focus on the unique requirements of these markets, and exercise strong operational discipline.

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

Retailers. Our retail channel primarily supplies products that are sold into the consumer market. However, increasingly we are seeing products designed for businesses move through these channels. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers, increasingly leveraging their online presence in addition to their in-store space and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Amazon.com, Inc, Best Buy Co., Inc., Wal-Mart Stores, Inc. and their respective affiliates.

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

Direct Online Store. We sell directly online at www.netgear.com in the United States and internationally to consumers and businesses. Through our direct online store, we provide high-performance and premium networking and internet connected products and subscription services, some of which are only available at www.netgear.com. The direct online store also allows us to deliver curated rich content to supplement the purchase journey of customers, in addition to establishing a direct relationship with our customers. NETGEAR.com is a destination where we deliver to early tech adopters and inexperienced audiences alike a premium and comprehensive product and brand experience.

The largest portion of our net revenues was derived from the Americas, representing approximately 68%, 66% and 67% of net revenue in the years ended December 31, 2023, 2022 and 2021, respectively. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, governmental regulations, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K.

For information regarding our significant customers, refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Product Offerings

Our products are designed to simplify and improve people’s lives. Our goal is to enable people to collaborate and connect to a world of information and entertainment at or outside of the home. We are dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as multi-Gigabit internet service to homes, WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital displays as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

Connected Home. Includes premium connectivity solutions that create and extend wired and wireless networks in homes and small businesses to connect devices to the internet, enable connection to broadband networks and a suite of valuable subscription services enhancing such networks. These products meet the growing needs of the premium customer for always on, secure, highspeed internet connectivity for all of their devices anywhere in and around the home and on the road. They are sold primarily via our direct online store as well as traditional retailers, increasingly leveraging their online presence, in addition to their brick-and-mortar stores, and service provider channels and include:

•
WiFi routers and home WiFi Mesh Systems, which create a local area network (“LAN”) for home or office computer, mobile and smart devices to connect and share a broadband internet connection;
•
WiFi Hotspots, which create mobile WiFi Internet access that utilizes 4G/5G mobile and 5G data networks for secure use on the go, and at home in place of traditional wired broadband internet access;
•
Value-added service offerings such as security and privacy, technical support, and parental controls for consumers;
•
Digital Displays, which enable users to showcase digital art and photos, including non-fungible token (“NFT”) artwork by supporting the most popular crypto wallets.
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

NETGEAR for Business solutions. These products and services are sold into the business marketplace through an extensive network of DMRs and VARs, NETGEAR.com, and through brick-and-mortar retail and e-commerce channels and include:

•
Pro AV Solutions, which include high-performance, flexible Ethernet switches that are engineered for easy configuration of AV over IP for both commercial and high-end residential installations;
•
Pro Routers, which provide the internet gateway for businesses and combine with access points, Ethernet switches, and our Insight cloud management software to create a Total Network Solution for businesses;
•
Enterprise-grade, Cloud managed or standalone Pro WiFi access points, which are used to provide wide coverage areas and fast WiFi on a campus, boutique hotel, or an office, providing secure WiFi connections to smart phones, tablets, laptops and other computing devices;
•
General purpose Ethernet switches, in a wide range of sizes which are used to connect devices that are networked together for exchanging information including IoT devices;
•
NETGEAR Insight remote management software, which help VARs and small businesses remotely deploy, monitor, manage and secure their networks easily and seamlessly; and
•
NETGEAR Engage Controller which provides quick, profile-based configuration for audio and video signals over a network to integrate our products with those from a myriad of AV end point manufacturers for fast, easy deployments that help eliminate cost and complexity.

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a modern business. For example, our business products provide data transfer rates up to 100 gigabits per second to meet the higher capacity requirements. Our newest Power over Ethernet (“PoE”) switches, including cloud managed and unmanaged switches, provide elevated power budgets and uninterrupted PoE power for businesses of all sizes to address the growing need for deployment of multiple PoE devices with more power, due to the widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other new applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. As a result of the hybrid work model, there continues to be a shift in the demand and use cases for NETGEAR for Business products as more small businesses now run out of homes or remote offices. This shift has contributed to growing the market for lower port count switches and our NETGEAR for Business wireless offerings. In addition, we continue to see a shift from traditional AV applications utilizing HDMI technology to Ethernet switching driven by a transition from the 1080p to 4K to 8K resolution video, and broadcast moving towards multicast streaming. IP provides an economical path to building high performance, scalable AV networks.

Security requirements within our products for business broadband access include firewall and VPN capabilities that allow for secure interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security and remote configurability often required in a business setting.

Our vision for the home network is about intelligently controlling and monitoring all devices connected to the home network at all times, thus creating a Smart Environment. Our Connected Home business continues to make progress on our core long-term strategy of focusing on the premium and higher-margin segments of the market, where we demonstrate highly differentiated technology. Our focus is to continue to introduce new products and services that are high margin, technologically differentiated, software rich with IP unique to or patented by NETGEAR into growth areas that form the basis of smart homes.

Our vision for the business network is to increase the effectiveness, efficiency and supportability of the hybrid cloud access network. We believe enterprises will continue to move into cloud-based applications, such as: Salesforce.com, Ring Central, Zoom video conferencing, SAP SuccessFactors, Workday, and others. In addition, we believe these enterprises will move into utility-like on-demand computing power supplied by third-party data centers. With the increased adoption of hybrid and fully remote work environments, along with increases in new businesses being established at home, we see a need for greater networking capabilities as workforces become more dispersed. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our PoE(+/++) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand, we are introducing next-generation technology, such as: PoE switches, Multi-gigabit Ethernet switches, small to medium capacity campus wireless LAN, audio and AV over IP for Pro AV applications in both commercial and residential applications. In addition, our Insight line of cloud-connected networking devices can be managed remotely and securely via mobile apps or browser interfaces, providing continuous monitoring and instantaneous fault notification.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses, while Google and Amazon compete in the consumer WiFi product market, and both have substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors compete in a more limited manner. For example, Dell sells networking products primarily targeted at larger businesses or enterprises while Google and Amazon primarily only sell WiFi mesh systems. The competitive environment in which we operate changes rapidly due to technological reasons and other factors outside of our control, such as new entrants to the market and the ability of market participants to adapt to changing environments. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

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

Manufacturing

Our primary manufacturers are Cloud Network Technology (more commonly known as Hon Hai Precision or Foxconn Corporation), Delta Electronics Incorporated, Senao Networks, Inc., and Pegatron Corporation, all of which are headquartered in Taiwan. We also manufacture in Haiphong, Vietnam at a facility owned by Shenzhen Gongjin Electronics Co., Ltd. (more commonly known as T&W), which is headquartered in China. We manufacture US bound products in Vietnam, Thailand, Indonesia, and Taiwan, with a limited number of legacy products produced in China. We distribute our manufacturing among a limited number of key suppliers and seek to avoid excessive concentration with any one single supplier. Any disruptions from natural disasters, health epidemics and political, social and economic instability would affect the ability of our manufacturers to manufacture our products. If our manufacturing or warehousing facilities are disrupted or destroyed, we would not have readily available alternatives for manufacturing our products and our business would be significantly impacted. In addition to their responsibility for the manufacturing of our products, our manufacturers typically purchase all necessary parts and materials to produce finished goods. Our own product quality organization based in Singapore and Taiwan is responsible for auditing and inspecting product quality on the premises of our ODMs to maintain quality standards for our suppliers.

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

Our corporate marketing group is responsible for defining and building our corporate brand, supporting the business units with creative marketing strategies and driving awareness, education and demand for our products by way of our online and in-app platforms. The group focuses on defining our brand promise and marketing messages on a worldwide basis. This group is also responsible for targeted full-funnel marketing, including paid, earned and owned channels; delivering a seamless purchase journey reaching and acquiring new customers as well as leveraging our loyal customers to advocate for the NETGEAR brand. Marketing tactics include driving the social media and online marketing strategy, public relations, installed base marketing programs, community engagement programs, sponsorships and events, and corporate websites worldwide, as well as creative production for all product categories.

We conduct most of our international sales and marketing operations through wholly-owned subsidiaries, which operate via sales and marketing subsidiaries and branch offices worldwide.

Customer Support

We design our products with ease-of-use top of mind. We respond globally to customer inquiries through a variety of channels including phone, chat, community, social media, and email. Customers can also get self-help service through the comprehensive knowledge base, chatbot and user forums on our website. Customer support is provided through a combination of a limited number of permanent employees and use of subcontracted, out-sourced resources. Our permanent employees design our technical support model and process and are responsible for training and managing our outsourced sub-contractors. They also handle escalations from the outsourced resources. We utilize the information gained from customers by our customer support organization to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 225 issued United States patents that expire between years 2024 and 2040 and 36 foreign patents that expire between 2024 and 2035. No single patent is solely responsible for protecting the Company's products and services. In addition, we currently have approximately 21 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

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

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand from consumer markets primarily relating to the beginning of the school year and the holiday season. In 2023, we had a flatter trend than we historically observe mainly driven by channel inventory compression driven by the uncertain macroeconomic environment and a contraction of the U.S. retail market.

Governmental Regulations

Environmental Laws

Our products and manufacturing process are subject to numerous governmental regulations, which cover both the use of various materials as well as environmental concerns. Environmental issues such as pollution and climate change have had significant legislative and regulatory effects on a global basis, and there are expected to be additional changes to the regulations in these areas. These changes could directly increase the cost of energy, which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products and the cost of compliance. Other regulations in the environmental area may require us to continue to monitor and ensure proper disposal or recycling of our products. To the best of our knowledge, we maintain compliance with all current government regulations concerning our production processes and product disposal in the locations where we operate and sell. Since we operate on a global basis, this is a complex process that requires continual monitoring of regulations and compliance efforts to ensure that we, and our suppliers, are in compliance with all existing regulations.

Other Regulations

As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the “GDPR”), and environmental regulations, among others. We have policies and procedures in place to promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future. For further discussion of how government regulations may affect our business, see the related discussion in “Risk Factors – Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges.”

Human Capital

As of December 31, 2023, we had 635 full-time employees, with 210 in sales, marketing and technical support, 228 in research and development, 77 in operations, and 120 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. We have never had a work stoppage among our employees, no personnel are represented under collective bargaining agreements, and we consider our relations with our employees to be good.

Culture and Engagement

We seek to foster a diverse working environment, representing a broad spectrum of backgrounds and cultures that promotes innovative ideas and products. We believe that it takes true diversity and inclusion to unleash the power of each of our employees’ fullest potential. We are committed to promoting a culture that welcomes and celebrates everyone without bias, reflecting the importance of diversity in our communities. As part of our commitment to building a more inclusive environment, we work to enrich our global community through charitable contributions and community engagement initiatives. We work every day to support and cultivate diversity. We offer ongoing development programs, such as Employee Resource Groups (ERG): the Black Employee Resource Group, and Women in the Workplace Resource Group. In addition, we are a member of CEO Action for Diversity and Inclusion. We conduct employee engagement surveys every two years. The surveys help us to identify areas where we can improve our policies, maximizing the engagement and performance of our employees. Since initiating the surveys in 2014, we have never fallen below a 95% participation rate. Our most recent employee engagement survey was conducted in 2023 and had a 97% participation rate.

Diversity and Inclusion

Providing employees with training on Diversity, Equity and Inclusion (DEI) is a key component of fostering a culture of respect within our workplace. We educate employees on belongingness, empathy, and on our internal efforts toward a more diverse workforce. For example, our Diversity and Inclusion course, required by all employees, helps to ensure that all personnel understand NETGEAR’s diversity and inclusion philosophy, from recruitment to team development. In addition, our Reflection on Bias course helps employees recognize, deal with, and prevent bias through understanding the needs of diverse groups at NETGEAR. Equipping our employees with the tools they need to be an ally brings us closer to our goal of a more inclusive operation.

We demonstrate diversity, equity, and inclusion at the highest levels of our company. As of December 31, 2023, 57% of our independent directors were female, and approximately 60% of our executive management team self-identify as an underrepresented minority, in terms of race, ethnicity, or gender. In addition, women represented approximately 21% of technical positions worldwide and approximately 38% of leadership roles worldwide.

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

Employee Health and Safety

Health and safety of our employees a top priority at NETGEAR. Providing a safe and clean environment is critical to the success of our employees and business overall. We consistently monitor our workplace with the lens of Health and Safety to maintain a clean environment, practice emergency preparedness, minimize injury and illness, promote industrial hygiene, provide ergonomic training and equipment, machine safeguarding, and more. Our Corporate Emergency Response Team and Business Continuity Program equip employees with essential knowledge and supplies in case of emergencies. We periodically examine various Health and Safety aspects such as safe and clean workplaces, emergency preparedness, injury and illness, industrial hygiene, ergonomics, machine safeguarding, and more. We are also dedicated to maintaining updated safety guidelines for all of our products. Health and safety are covered under our Responsible Business Alliance (RBA) guided audit program and corporate facilities. Since 2022 after the COVID-19 restrictions eased, some of our offices, including our San Jose headquarters, moved to hybrid work. The flexible work experiences have enabled our teams to remain connected with each other and with our customers while maintaining and enhancing productivity, operational excellence and innovation.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 9, 2024.

Name	Age	Position
Charles (CJ) Prober	52	Chief Executive Officer
Bryan D. Murray	49	Chief Financial Officer
Heidi B. Cormack	49	Chief Marketing Officer
Michael F. Falcon	67	Chief Operations Officer
David J. Henry	51	President and General Manager of Connected Home Products and Services
Andrew W. Kim	53	Chief Legal Officer
Vikram Mehta	58	Senior Vice President, NETGEAR for Business Products and Services
Tamesa T. Rogers	50	Chief People Officer
Michael A. Werdann	55	Chief Revenue Officer
Martin D. Westhead	53	Chief Technology Officer, Software

Charles (CJ) Prober has served as our Chief Executive Officer and a member of the board of directors since January 2024. Prior to joining the Company, Mr. Prober served as President of Life360, Inc. ("Life360"), a technology platform company, from January 2022 to July 2023. He joined Life360 via the acquisition of Tile, Inc. ("Tile"), a technology company, in January 2022 and served as the Chief Executive Officer of Tile from September 2018 to January 2022. Mr. Prober also previously served as a member of Tile’s board of directors from February 2018 to January 2022, including as its Executive Chairman from February 2018 to September 2018. Before then, he served as the Chief Operating Officer of GoPro, Inc. from January 2017 to February 2018 and its Senior Vice President of Software and Services from June 2014 to December 2016. Prior thereto, Mr. Prober held executive leadership roles at Electronic Arts Inc., and prior to his executive leadership roles, Mr. Prober was a consultant with McKinsey & Company and a corporate attorney with Wilson Sonsini Goodrich & Rosati. Mr. Prober currently serves on the boards of directors of Life360 and Glorious Gaming, a private company. Mr. Prober received his Bachelor of Commerce from the University of Manitoba and a Bachelor of Laws from McGill University.

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

Vikram Mehta has served as our Senior Vice President of NETGEAR for Business Products and Services since January 2020 and previously served as our consultant from July 2019 to December 2019. From May 2015 to January 2020, Mr. Mehta served as Managing Director of Pacific Venture Advisors, a technology and management consulting company. Prior to that, from October 2013 to April 2015, he served as President and Chief Executive Officer at Kaazing Corporation, a venture funded IoT software company. Prior to Kaazing and subsequent to IBM’s acquisition of BLADE Network Technologies, Inc. (“BLADE”), Mr. Mehta served as Vice President of System Networking, STG, at IBM, from January 2011 to April 2013. Mr. Mehta served as Founder, President and Chief Executive Officer of BLADE, a networking company, from its inception in February 2006 to its acquisition by IBM in December 2010. Prior to that, Mr. Mehta worked at a number of technology companies, including Hewlett-Packard Company, where he served in various management positions in sales, marketing, and General Management in the U.S., Asia, and

Australia, Nortel Networks, Alteon WebSystems (acquired by Nortel Networks) and Ensim Corporation (acquired by Ingram Micro). Mr. Mehta received a B.S. degree in Electrical Engineering from Birla Institute of Technology.

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

Risks Related to our Business, Industry and Operations

Helping our channel partners optimize their inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and help our channel partners to optimize their inventory levels and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we see signs of the retail networking market stabilizing, the uncertain macroeconomic environment and high interest rates are also putting pressure on our NETGEAR for Business channel partners. For example, in 2023, we experienced lower revenue as a result of our channel partners lowering their inventory levels. We expect to continue to experience NETGEAR for Business channel inventory compression at least for the next one to two fiscal quarters. Low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, in 2022, demand for our Connected Home products turned out to be lower than we previously forecasted and resulted in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. replenished inventory slower than they sold through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer and business demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we have made a strategic shift to focus on premium, higher margin products and have committed a substantial amount of resources to the development, manufacture, branding, marketing and sale of our Nighthawk mobile hotspot products, Orbi WiFi systems and ProAV managed switches, and to introducing additional and improved models and services in these lines. In the third quarter of 2023, we launched our first WiFi 7 products, namely the Orbi 97X mesh system and the Nighthawk RS700 router, and will continue to invest in a strong pipeline of WiFi 7 introductions in 2024 across all our major product lines. The success of new products and services depends on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and channel inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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

Accordingly, if we cannot properly drive customer and business demand, manage future introductions and transitions of products and services, this could result in:

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

 We have invested, and in the future may invest, in new business strategies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal and regulatory challenges, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. New business strategies are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition. For example, as mentioned in the risk factor above “To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services”, we have made a strategic shift to focus on premium, higher margin products and services. We continue to hire in key areas and invest in these premium, higher margin products and services, such as ProAV managed switches, premium Orbi WiFi mesh systems, 5G mobile hotspots, and subscription services; however, such investments may not prove to be successful. If we fail to develop premium user experience, elevate marketing and branding for customer acquisition, expand our sales channels or otherwise successfully execute on our business strategies, our business, financial condition, results of operations and reputation could be materially adversely affected.

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

Furthermore, some of our customers are also our competitors in certain product categories, which could negatively influence their purchasing decisions. For example, Amazon owns Eero, one of our competitors in the mesh WiFi systems product category. Our traditional retail customers have faced increased and significant competition from online retailers, and some of these traditional retail customers have increasingly become a smaller portion of our business. If key retail customers continue to reduce their level of purchases, our business could be harmed. Similarly, we sell products and services directly to consumers from our own e-commerce platforms and expect these revenues to grow proportionate to overall revenue. Some of our customers, such as Amazon and Best Buy, may consider this to be competitive with their own businesses, which could negatively influence their purchasing decisions with respect to our products. Furthermore, we have experienced a shift towards products being bought and sold online. If we are unable to adjust to this shift and effectively manage our business and inventory requirements amongst our online customers and traditional retail customers, this may lead to lower market share and lower revenues for us, and our net revenue and operating results could be harmed.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we had previously experienced certain chipset shortages for some of our switching products from two of our semiconductor suppliers who did not have enough wafer capacity to satisfy our demand, and this shortage continued for several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for Artificial Intelligence chips increase, semiconductor production capacity may be shifted to these specific components thereby constraining supply of or increasing cost on chips used in our products. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic, geopolitical conditions, trade disputes or public health issues. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, such as the COVID-19 pandemic, geopolitical unrest and uncertain economic conditions, could lead to eventual shortages of necessary components sourced from impacted regions or increased component costs. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

If we are unable to obtain a sufficient supply of components, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. For example, component shortages and disruptions in supply related to the COVID-19 induced lockdowns in Shenzhen, China and Shanghai, China previously had limited our ability to supply all the worldwide demand for our NETGEAR for Business switch products, and our revenue and profitability was affected. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

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

Our traditional retail customers have faced increased and significant competition from online retailers. Further, we have experienced the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business and inventory requirements amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the VAR channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with VARs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. We also sell products and services directly to consumers from our own e-commerce platforms. This requires material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially and adversely affect our results of operations.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in fiscal 2023 and approximately 36% of overall net revenue in fiscal 2022. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022, we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

International operations are subject to a number of other risks, including:

•
exchange rate fluctuations and inflation;
•
geopolitical and economic tensions, such as in the Middle East, between China/Taiwan, international terrorism and anti-American sentiment, particularly in emerging markets;
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
•
component supply constraints, including specialized WiFi 6 or WiFi 7 chipsets, or sudden, unforeseen price increases from our manufacturers, suppliers and vendors;
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
•
delays in regulatory approvals or consumer adoption of WiFi 6E or WiFi 7 technology in various regions;

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
•
workplace or human rights violations in certain countries in which our third-party manufacturers or suppliers operate, which may require quarantine of affected products, affect our brand and negatively affect our products’ acceptance by consumers;
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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts like the Middle East conflict, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, at times during the COVID-19 pandemic, we experienced significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Singapore, Rotterdam, and Los Angeles or Long Beach, California, where we have significant distribution centers, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we had experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and had suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. In addition, as mentioned above in the risk factor "Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products," many of our retail and service provider customers have and continue to reduce their target inventory levels to more closely match with product demand. This further intensifies the need for our transportation systems to function effectively and without delay. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

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

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing and transportation costs, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may also lead to further changes in trade policy. For example, when the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States, we worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, including shifting production outside of China. We cannot predict what further actions may be taken with respect to export regulations, tariffs or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. In addition, actions to mitigate the effect of these tariffs are disruptive on our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, we may be required to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

Our products and services may contain unknown security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. We devote considerable time and resources to uncovering and remedying these vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated and we continue to implement additional protections and increase our monitoring and threat intelligence. Despite our efforts and processes to prevent breaches, our systems and products are potentially vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, authentication and session management, and stack-based buffer overflow, and other sophisticated attacks or exploits. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. This particular kind of attack is very sophisticated, relatively new, and hard to defend against. We may not be able to discover these vulnerabilities, and we may not be able to remedy these vulnerabilities in a timely manner, or at all, which may impact our brand and reputation and harm our business. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. If successful, these attacks could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition. Further, under certain circumstances, we may need to prioritize fixing these vulnerabilities over new product development, which may impact our revenues and adversely affect our business.

In addition, we offer a comprehensive online cloud management service paired with a number of our products. If malicious actors compromise this cloud service, or if customer confidential information is accessed without authorization, our business and reputation would be harmed. Operating an online cloud service is a relatively new business for us and we may not have the expertise to properly manage risks related to data security and systems security. In addition, we make our products available for purchase directly by consumers through our website. We rely on third-party providers for a number of critical aspects of our cloud services, e-commerce site and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems.

Maintaining the security of our computer information systems and communication systems is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our employees to disclose sensitive information in order to gain access to our information technology systems, our data or our customers’ data. We have established a crisis management plan, business continuity program, information security incident response plan and Generative AI policy. While we regularly test and update these plans, policy and program, there can be no assurance that the plans, policy and program can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. As a result of the COVID-19 pandemic, most of our major offices worldwide are operating under hybrid work model, allowing employees the flexibility to work from home and at the workplace. Work from home arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure home office data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase. If our computer systems and servers become unavailable at the end of a fiscal quarter, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders, this could cause our stock price to decline significantly.

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

In addition, epidemic failure clauses are found in certain of our customer contracts, especially contracts with service providers. If invoked, these clauses may entitle the customer to return for replacement or obtain credits for products and inventory, as well as assess liquidated damage penalties and terminate an existing contract and cancel future or then current purchase orders. In such instances, we may also be obligated to cover significant costs incurred by the customer associated with the consequences of such epidemic failure, including freight and transportation required for product replacement and out-of-pocket costs for truck rolls to end user sites to collect the defective products. Costs or payments we make in connection with an epidemic failure may materially adversely affect our results of operations and financial condition. If our products contain defects or errors, or are found to be noncompliant with industry standards, we could experience decreased sales and increased product returns, loss of customers and market share, and increased service, warranty and insurance costs. In addition, defects in, or misuse of, certain of our products could cause safety concerns, including the risk of property damage or personal injury. If any of these events occurred, our reputation and brand could be damaged, and we could face product liability or other claims regarding our products, resulting in unexpected expenses and adversely impacting our operating results. For instance, if a third party were able to successfully overcome the security measures in our products, such a person or entity could misappropriate customer data, third party data stored by our customers and other information, including intellectual property and personal information. In addition, the operations of our end-user customers may be interrupted. If that happens, affected end-users or others may file actions against us alleging product liability, tort, or breach of warranty claims.

Our user growth, engagement, and monetization of our subscription services on mobile devices depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.

The substantial majority of our revenue from our subscription services is generated from use of such services on mobile devices. We are dependent on the interoperability of Armor and our parental controls services and our other products and services with popular mobile operating systems, networks, technologies, products, and standards that we do not control, such as the Android and iOS operating systems and mobile browsers. Any changes, bugs, or technical issues in such systems, or changes in our relationships with mobile operating system partners, handset manufacturers, browser developers, or mobile carriers, or in their terms of service or policies that degrade our products’ functionality, reduce or eliminate our ability to update or distribute our products or services, give preferential treatment to competitive products, or charge fees related to the distribution of our products could adversely affect the usage of our subscription services products or our other products and services on mobile devices. We may not be successful in maintaining or developing relationships with key participants in the mobile ecosystem or in developing products and services that operate effectively with these technologies, products, systems, networks, or standards. In the event that it is more difficult for our users to access and use our subscription services products or our other products on their mobile devices, or if our users choose not to access or use our subscription services products or our other products on their mobile devices, our user growth and user engagement and our business could be harmed.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In 2022, a third-party initiated litigation against us in Germany and China, which carries with it the threat of injunction on the importation of our products into Germany and China, as well as a significant increase in time and resources to defend against. In addition, several third-party non practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8. Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. Currently, we are in litigation with the ITA for the 2004 through 2012 years. This litigation has been appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court has been scheduled for March 6, 2024. If we are unsuccessful in defending our tax positions, our profitability will be reduced.

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

Historically the computation of our tax provision assumes that we will have sufficient profitability in the respective jurisdictions to continue to record deferred tax assets without a valuation allowance. As of the period ended October 1, 2023, we determined that it was no longer more likely than not that we would have sufficient profitability to realize the U.S. federal and state deferred tax assets. Accordingly, we recorded a full valuation allowance to impair U.S. federal and state deferred tax assets. Future benefit of these deferred tax assets will be realized in the period they are utilized.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we expended significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules requires expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

If our goodwill becomes impaired, as occurred in 2022, we may be required to record a significant charge to earnings.

Goodwill is required to be tested for impairment at least annually. Factors that may be considered when determining if the carrying value of our goodwill may not be recoverable include a significant decline in our expected future cash flows or a sustained, significant decline in our stock price and market capitalization.

As a result of our acquisitions, we have significant goodwill recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, in 2022, the market price of our common stock and market capitalization declined and the U.S. WiFi market contracted, which had a significant negative impact on our Connected Home business. As a result, we recognized a goodwill impairment charge in the first quarter of 2022. We have not recognized any impairment charge on our NETGEAR for Business reporting unit. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill be determined on our NETGEAR for Business reporting unit, resulting in an adverse impact on our results of operations.

General Risk Factors

If we lose the services of our key personnel, we may not be able to execute our business strategy effectively.

Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, we appointed a new Chief Executive Officer effective January 31, 2024. The failure to successfully transition could adversely affect our results of operations. Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. The market for talent in the technology industry, especially in the areas of software and subscription services is competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel.

Global economic conditions could materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for ProAV, networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. Adverse changes in economic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could adversely impact the demand and sale of our products to end users and the quantity of products our customers decide to purchase from us (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions. For example, during the fourth quarter of 2022, our APAC sales were dampened by a sudden economic downturn in China due to sudden, widespread COVID-19 infections and illnesses.

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

In addition, health epidemics, war, terrorism, geopolitical uncertainties, social and economic instability, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China, U.S. sanctions against Russia as a result of the Russia-Ukraine dispute, and the Israel-Hamas conflicts and Red Sea crisis), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, geopolitical disputes or conflicts, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products.

Such events could decrease demand for our products, make it difficult, more expensive or impossible for us to make and deliver products to our customers or to receive components from our direct or indirect suppliers, and create delays and inefficiencies in our supply chain. Wars or geopolitical conflicts, major public health issues, including pandemics such as COVID-19, could negatively affect us through more stringent employee travel restrictions, additional limitations in freight services or increase in freight costs, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and component suppliers.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our cybersecurity functions include representatives from information technology, information security, legal, impacted business units or products and other departments as applicable (together, the “Cybersecurity Team”) helps identify, assess and manage the Company’s cybersecurity threats and risks. The Cybersecurity Team identifies, assesses and manages cybersecurity risks by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools such as vulnerability scans, penetration tests and a public bug bounty program; subscribing to reports and services that identify cybersecurity threats; conducting risk assessments and internal and external audits; using external intelligence feeds; and conducting tabletop incident response exercises.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: (1) having an information security incident response plan for incident detection and response; (2) maintaining a disaster recovery plan, business continuity program, vulnerability management process and vendor risk management process; (3) conducting periodic risk assessments and employee training on cybersecurity; (4) maintaining security controls intended to address the National Institute of Standards and Technology and Cybersecurity Framework; (5) encrypting and segregating data, having network security controls, access controls and physical security, monitoring systems, managing assets (tracking and disposal) and conducting penetration testing; and (6) maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) our Cybersecurity Team works with our management team (comprised of our Chief Legal Officer, Chief Financial Officer and Chief Risk Officer) to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our Cybersecurity Team and management team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the cybersecurity committee chairperson of the board of directors who may then notify the cybersecurity committee and board of directors (as appropriate), to further evaluate our overall enterprise risk.

We use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example using professional services firms, threat intelligence service providers, managed cybersecurity service providers, penetration testing firms and forensic investigators. We also have a public bug bounty program.

We use third-party service providers to perform a variety of functions throughout our business, such as using application providers for core applications (including finance, HR, CRM, email services, collaboration tools etc.), hosting companies for our websites, contract manufacturing organizations, distributors and supply chain resources for software, hardware, manufacturing and distribution of our products. We have a vendor management process for managing cybersecurity risks associated with our use of these providers. This process includes risk assessments, security questionnaires, review of vendor security programs, review of available security assessments, reports, and audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the type of provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including

“Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks and improper use of artificial intelligence tools, could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price”.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ cybersecurity committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our Chief Information Officer, our VP of Corporate Cybersecurity and our Chief Technology Officer of Software, each of whom have over 20 years of industry expertise, including past roles at other public companies and as consultants.

Our Chief Information Officer and Chief Technology Officer of Software are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our Chief Information Officer and Chief Technology Officer of Software are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our information security incident response plan is designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including the incident response leadership team. The incident response leadership team works with the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s information security incident response plan includes reporting to the cybersecurity committee chairperson of the board of directors for certain cybersecurity incidents and, if appropriate, the cybersecurity committee and the board of directors.

The cybersecurity committee receives periodic notices (written and verbal) from the Cybersecurity Team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented that are intended to address them. The cybersecurity committee also receives quarterly reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

Holders of Common Stock

On February 9, 2024, there were 77 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
October 2, 2023 - October 29, 2023	—	$—	—	2.5
October 30, 2023 - November 26, 2023	1,577	$12.64	—	2.5
November 27, 2023 - December 31, 2023	2,160	$14.26	—	2.5
Total	3,737	$13.58	—

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
(2)
During the three months ended December 31, 2023, we repurchased and retired, as reported on trade date, 3,737 shares of common stock at a cost of approximately $51,000 to facilitate tax withholding for Restricted Stock Units.

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

The following graph shows a comparison from December 31, 2018 through December 31, 2023 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

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

350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
Dollars
31-Dec-18
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
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

This section generally discusses the results of our operations for the year ended December 31, 2023 (“fiscal 2023”) compared to the year ended December 31, 2022 (“fiscal 2022”). For a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products. Our products connect people, power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our core long-term strategy is to create and grow the premium higher-margin segments of the consumer networking market, where we believe competition is less intense and consumers are less price sensitive and offers greater potential to sell our subscription services. A key element of our premium strategy is the curated online experience we deliver to guide our customers through the shopping experience. This approach has helped grow NETGEAR.com as a channel and, with expansion to more countries, we have a great opportunity to accelerate traction in the premium segment of the market. Our goal is to enable people to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as multi-Gigabit internet service to homes, WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital displays as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home, and NETGEAR for Business (formerly known as Small and Medium Business, or SMB). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable, and easy-to-use premium WiFi internet networking solutions such as WiFi 6, WiFi 6E, and WiFi 7 tri-band and Quad-band mesh systems, 4G/5G mobile products, smart devices such as Meural digital displays, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support. The NETGEAR for Business segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

Business Overview

The markets in which our segments operate are intensely competitive and subject to rapid technological evolution. We believe that the principal competitive factors in the consumer, business, and service provider markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality, reliability, ease-of-installation, maintenance and use, security, as well as customer service and support. To remain competitive, we believe we must continue to aggressively invest resources to develop new products and subscription services, enhance our current products, and expand our channels and direct-to-consumer capabilities, while increasing engagement and maintaining satisfaction with our customers. Our investments reflect our steadfast focus on cybersecurity of our products and systems, as the rising threat of cyber-attacks and exploitation of security vulnerabilities in our industry is a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional and online retailers both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the year ended December 31, 2023, our net revenue decreased by $191.6 million compared to the prior year, mainly driven by decreases of $112.0 million in our Connected Home segment, and $79.7 million in our NETGEAR for Business segment. The year-over-year decrease in Connected Home net revenue was mainly due to a contraction of the U.S. retail market and lower net revenue from the service provider channel. The year-over-year decrease in NETGEAR for Business net revenue was mainly due to channel inventory compression driven by the continued pressure of the uncertain macroeconomic environment. Despite the year-over-year decline in net revenue, demand for our premium WiFi mesh systems and 5G mobile hotspots, continued to grow, bolstered by the addition of our recently released WiFi 7 mesh systems. During the year, we also experienced continued strong demand for the Pro AV product line of managed switches, and growth in our services revenue. Our gross margin percentage increased 670 basis points compared to the prior year in part due to a more favorable mix of our premium Connected Home products, combined with continued growth of our services business. Additionally, we incurred lower sea freight costs when the inventory was purchased, and were less reliant on higher cost air freight due to an improved supply picture. Loss from operations decreased by $49.6 million in spite of lower revenue, compared to the prior year, primarily due to the timing of goodwill impairment charge of $44.4 million recorded in the prior year with respect to our Connected Home segment, and reduced operating expenses in the current year.

Geographically, net revenue from Connected Home and NETGEAR for Business decreased across all three regions during the year ended December 31, 2023, compared to the prior year.

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

Macroeconomic and geopolitical trends created uncertainty in the global economic environment in 2022 and continued through 2023. These include conditions such as the potential for a recession, fluctuations in inflation, elevated interest rates, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, and ongoing worldwide tensions, including the Russia-Ukraine conflict, Israel-Hamas conflicts, and Red Sea crisis. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight are unpredictable. Refer to Item 1A, Risk Factors of Part I of this

Annual Report on Form 10-K for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, as interest rates remain high amid an uncertain macroeconomic environment, we will continue to work with our NETGEAR for Business channel partners to optimize their inventory carrying levels during the next few quarters. Despite these challenges, we expect to continue to experience strong underlying demand in the premium portion of our Connected Home product portfolio powered by our premium WiFi mesh systems and 5G mobile hotspots, along with growth in the Pro AV market. We expect both Connected Home and NETGEAR for Business net revenue to experience a seasonal decline coming off the holiday period, then increase sequentially as we head into the second half of 2024. We aim to execute on our strategy of capitalizing on the technological inflection points of the recent release of WiFi 7, WiFi 6E, WiFi 6, 5G, audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams.

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

Our standard obligation to our direct customers generally provides for a full refund if such products are not merchantable or are found to be damaged or defective. In determining estimates for future returns, we estimate variable consideration at the expected value based on management’s analysis of historical data, channel inventory levels, current economic trends and changes in customer demand. Sales incentives and price protection are determined based on a combination of the actual amounts committed and through estimating future expenditure based upon historical customary business practice, historical pricing information, current pricing trends, and channel inventory levels. We continue to assess variable consideration estimates such that it is probable that a significant reversal of revenue will not occur.

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

During the third fiscal quarter ended October 1, 2023, we reassessed the valuation allowance for the deferred tax assets and determined to establish a full valuation allowance on its U.S. deferred tax assets. Additionally, we experienced a reduction in our market capitalization. Due to these factors, we determined that a triggering event had occurred, and an interim goodwill impairment assessment was performed. Prior to performing a goodwill impairment test, we assessed our long-lived assets and concluded the carrying amount of the intangible assets for our Connected Home reporting unit was not recoverable and recognized an intangible asset impairment charge of $1.1 million. No other impairments of long-lived assets were identified. We elected to bypass the qualitative goodwill impairment assessment and proceeded directly to the quantitative test, measured as of October 1, 2023. Further, we completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2023, or October 2, 2023. We identified the reporting units for the purpose of goodwill impairment testing still as Connected Home and NETGEAR for Business. The results of the quantitative testing indicated that the fair value of the NETGEAR for Business reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized. Refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details. An interim goodwill impairment test performed in the first fiscal quarter of 2022 resulted in an impairment charge of $44.4 million in respect to our Connected Home reporting unit, which reduced the goodwill of this reporting unit to zero. No goodwill impairment was recognized for our NETGEAR for Business reporting unit in the year ended December 31, 2022 and no goodwill impairment was recognized for our Connected Home and NETGEAR for Business reporting units in the year ended December 31, 2021.

For our NETGEAR for Business reporting unit, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

Income Taxes

We account for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatments for tax versus accounting of certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Our assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing our future taxable income on a jurisdictional basis, we consider the effect of its transfer pricing policies on that income. We have recorded a full valuation allowance against U.S. federal and state deferred tax assets since the recovery of the assets is considered uncertain. We believe that deferred tax assets recorded for foreign jurisdictions are recoverable; however, if there were a change in our ability to recover these assets, we would be required to take a charge in the period in which we determined that recovery was not more likely than not.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
(In thousands, except percentage data)	2023		2022		2021
Net revenue	$740,840	100.0%	$932,472	100.0%	$1,168,073	100.0%
Cost of revenue	491,588	66.4%	681,923	73.1%	802,236	68.7%
Gross profit	249,252	33.6%	250,549	26.9%	365,837	31.3%
Operating expenses:
Research and development	83,295	11.2%	88,443	9.5%	92,967	8.0%
Sales and marketing	127,778	17.4%	139,675	15.0%	145,961	12.4%
General and administrative	66,243	8.9%	56,316	6.0%	59,659	5.1%
Goodwill impairment	—	—%	44,442	4.8%	—	—%
Intangibles impairment	1,071	0.1%	—	—%	—	—%
Other operating expenses, net	4,140	0.5%	4,597	0.5%	653	0.1%
Total operating expenses	282,527	38.1%	333,473	35.8%	299,240	25.6%
Income (loss) from operations	(33,275)	(4.5)%	(82,924)	(8.9)%	66,597	5.7%
Other income (expenses), net	14,139	1.9%	902	0.1%	(1,093)	(0.1)%
Income (loss) before income taxes	(19,136)	(2.6)%	(82,022)	(8.8)%	65,504	5.6%
Provision for (benefit from) income taxes	85,631	11.5%	(13,035)	(1.4)%	16,117	1.4%
Net income (loss)	$(104,767)	(14.1)%	$(68,987)	(7.4)%	$49,387	4.2%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021

Americas	$504,349	(18.3)%	$617,211	(21.5)%	$786,326
Percentage of net revenue	68.1%		66.2%		67.3%
EMEA	$148,922	(17.0)%	$179,358	(22.0)%	$229,829
Percentage of net revenue	20.1%		19.2%		19.7%
APAC	$87,569	(35.6)%	$135,903	(10.5)%	$151,918
Percentage of net revenue	11.8%		14.6%		13.0%
Total net revenue	$740,840	(20.6)%	$932,472	(20.2)%	$1,168,073

2023 vs 2022

Americas

Net revenue in Americas decreased in fiscal 2023, driven by declines of 19.2% in Connected Home net revenue and 15.9% in NETGEAR for Business net revenue, compared to the prior year. The decline in Connected Home net revenue was mainly due to a contraction of the U.S. retail market and lower net revenue from the service provider channel. The decline in NETGEAR for Business net revenue was mainly due to channel inventory compression.

EMEA

Net revenue in EMEA decreased in fiscal 2023, compared to the prior year, primarily due to the performance of our NETGEAR for Business segment, which experienced a decline in net revenue of 20.7%. The decline was mainly driven by meaningful channel inventory compression driven by the continued pressure of the uncertain macro environment. Net revenue for our Connected Home segment in fiscal 2023 experienced a decline of 7.3% due to a contraction of the market.

APAC

Net revenue in APAC decreased in fiscal 2023, compared to the prior year, driven by declines of 36.0% in our NETGEAR for Business segment and 35.1% in our Connected Home segment. The decline in NETGEAR for Business net revenue was mainly due to meaningful channel inventory compression driven by the continued pressure of the uncertain macro environment. The decline in Connected Home net revenue was primarily driven by the macroeconomic environment headwinds.

For further discussions specific to our Connected Home and NETGEAR for Business, refer to the "Segment Information" section below.

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

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Cost of revenue	$491,588	(27.9)%	$681,923	(15.0)%	$802,236
Gross margin percentage	33.6%		26.9%		31.3%

2023 vs 2022

Gross margin percentage increased for fiscal 2023, compared to the prior year, primarily due to a more favorable mix of premium Connected Home products which carry higher gross margins, combined with continued growth of our services business. Additionally, we incurred lower sea freight costs when the inventory was purchased, and were less reliant on higher cost air freight due to an improved supply picture.

Over the past couple of years, we incurred meaningful and continuously elevated cost of materials and components for our products, as well as freight transportation costs. In the first half of 2023, sea freight rates stabilized slightly above pre-pandemic levels at which time we began to realize the gross margin benefits from the lower sea freight rates. We believe that a combination of improved product mix with increased sales of premium Connected Home products, higher subscription services and improved transportation costs, including less reliance on higher-cost air freight, will continue to help with margin performance in fiscal 2024.

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

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Research and development	$83,295	(5.8)%	$88,443	(4.9)%	$92,967

2023 vs 2022

The decline in research and development expenses in fiscal 2023, compared to the prior year, was primarily driven by a decrease in personnel-related expenditures of $4.7 million mainly due to decreased headcount primarily in our Connected Home segment and shared services functions.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses as a percentage of net revenue in fiscal 2024 to be in line with or slightly below fiscal 2023 levels. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, AV over IP managed switches and NETGEAR for Business wireless products. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Sales and marketing	$127,778	(8.5)%	$139,675	(4.3)%	$145,961

2023 vs 2022

The decline in sales and marketing expenses for fiscal 2023, compared to the prior year, was primarily attributable to decreases in outbound freight costs for product deliveries to our customers of $7.0 million, in personnel-related expenditures and variable compensation of $4.2 million, mainly due to lower headcount and performance-based compensation expenses, and outside service expenditures of $2.8 million, mainly attributable to lower call center support costs. The declines were partially offset by an increase in brand-marketing related expenditures of $2.3 million, compared to the prior year.

We expect sales and marketing expenses as a percentage of net revenue in fiscal 2024 to be in line with fiscal 2023 levels. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
General and administrative	$66,243	17.6%	$56,316	(5.6)%	$59,659

2023 vs 2022

The increase in general and administrative expenses for fiscal 2023, compared to the prior year, was primarily driven by an increase in legal and professional services fees of $7.5 million, mainly associated with litigation matters, which included fees incurred while reaching the favorable litigation settlement mentioned below in “Other income (expenses), net”, as well as an increase in personnel-related expenditures of $1.8 million, primarily due to increased deferred compensation benefits and stock-based compensation.

We expect general and administration expenses as a percentage of net revenue in fiscal 2024 to be in line with or slightly below fiscal 2023 levels. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Goodwill and Intangibles Impairment

The following table presents goodwill and intangibles impairment charges for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Goodwill impairment	$—	**	$44,442	**	$—
Intangibles impairment	$1,071	**	$—	**	$—

___________________

** Percentage change not meaningful.

The decrease in goodwill impairment charge for fiscal 2023, compared to the prior year, was due to an impairment charge recognized for the Connected Home segment resulting from an interim goodwill impairment assessment performed in the first fiscal quarter of 2022. The increase in intangibles impairment charge for fiscal 2023, compared to the prior year, was due to an intangibles impairment charge for the Connected Home segment resulting from an interim impairment assessment performed in the third quarter of fiscal 2023. For a detailed discussion of goodwill and intangibles impairment, refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Other Operating Expenses, Net

Other operating expenses, net consists of restructuring and other charges, and litigation reserves, net. The following table presents other operating expenses, net for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Other operating expenses, net	$4,140	(9.9)%	$4,597	**	$653

___________________

** Percentage change not meaningful.

2023 vs 2022

We incurred restructuring and other charges of $4.0 million and $4.6 million in fiscal 2023 and 2022, respectively, primarily associated with the reorganization of our business in each year to better align the cost structure of the business with projected revenue levels. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Other income (expenses), net	$14,139	**	$902	**	$(1,093)

___________________

** Percentage change not meaningful.

2023 vs 2022

The change in other income (expenses), net for fiscal 2023 was primarily due to an increase of $7.1 million in higher interest earned on our investment in U.S. treasuries and money market funds and $6.0 million cash received relating to a favorable litigation settlement during the second fiscal quarter of 2023. For details on the changes in Other income (expenses), net, refer to Note 6, Other Income (Expenses), Net, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for Income Taxes

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Provision for (benefit from) income taxes	$85,631	**	$(13,035)	**	$16,117
Effective tax rate	(447.5)%		15.9%		24.6%

___________________

** Percentage change not meaningful.

2023 vs 2022

The tax expense in 2023 resulted primarily from the full valuation allowance recorded against the U.S. federal and state deferred tax assets. The benefit from income taxes in fiscal 2022 resulted primarily from the year loss from operations as well as benefit from certain changes in estimate upon filing the 2021 U.S. federal tax return and the recognition of uncertain tax benefits related to the closing Internal Revenue Service (“IRS") tax audits for the 2018 and 2019 tax years. These benefits were partially offset by the impact of the write-off of non-deductible goodwill during the year.

During fiscal 2023, we evaluated the impact of the Global Intangible Low-Tax Income “GILTI”, Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-abuse Tax “BEAT” provisions. These provisions resulted in a net reduction of tax of $0.3 million.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are currently under examination in various U.S. and foreign jurisdictions.

Segment Information

A description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Connected Home Segment

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Net revenue	$446,865	(20.0)%	$558,823	(34.5)%	$853,472
Percentage of net revenue	60.3%		59.9%		73.1%
Contribution income (loss)	$19,052	**	$(8,539)	**	$116,889
Contribution margin	4.3%		(1.5%)		13.7%

___________________

** Percentage change not meaningful.

2023 vs 2022

Connected Home net revenue decreased in fiscal 2023, compared to the prior year, primarily due to a contraction of the U.S. retail market and lower net revenue from the service provider channel. Lower net revenue in APAC as a result of the challenging macroeconomic environment also contributed to the year-over-year decline. Despite a decline in the overall consumer networking market during fiscal 2023, our premium WiFi 6 mesh systems and 5G mobile hotspots continued to grow, bolstered by the addition of our recently released WiFi 7 mesh systems, and we saw growth in our services revenue, as compared to the prior year period. Geographically, net revenue decreased across all regions compared to the prior year.

Connected Home contribution income increased in fiscal 2023, compared to the prior year, primarily due to higher gross margin achievement through strong demand for higher-margin premium products, decreased operating expenses and freight transportation costs, partially offset by lower net revenue.

NETGEAR for Business Segment

	Year Ended December 31,
(In thousands, except percentage data)	2023	% Change	2022	% Change	2021
Net revenue	$293,975	(21.3)%	$373,649	18.8%	$314,601
Percentage of net revenue	39.7%		40.1%		26.9%
Contribution income	$58,532	(22.8)%	$75,790	22.0%	$62,136
Contribution margin	19.9%		20.3%		19.8%

2023 vs 2022

NETGEAR for Business net revenue decreased in fiscal 2023, compared to the prior year, primarily due to a reduction in inventory carrying levels across our channel partners driven by the continued pressure of the uncertain macroeconomic environment, particularly in Asia and Europe. The decrease in products for the traditional NETGEAR for Business market, compared with the prior year, was partially offset by the strong demand for the Pro AV product line of managed switches. Geographically, NETGEAR for Business net revenue decreased across all regions compared to the prior year.

NETGEAR for Business contribution income decreased in fiscal 2023, compared to the prior year, primarily due to lower net revenue, partially offset by decreased transportation costs.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of December 31, 2023, we had cash, cash equivalents and short-term investment of $283.6 million, an increase of $56.2 million from December 31, 2022.

As of December 31, 2023, approximately 33% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cash provided by (used in) operating activities	$56,853	$(13,732)	$(4,579)
Cash used in investing activities	(27,433)	(79,517)	(9,985)
Cash provided by (used in) financing activities	797	(24,023)	(68,124)
Net cash increase (decrease)	$30,217	$(117,272)	$(82,688)

2023 vs 2022

Operating activities

Net cash provided by operating activities was $56.9 million, compared to net cash used of $13.7 million in the prior year, primarily due to favorable working capital movements. Our accounts payable (excluding payables related to property and equipment) decreased from $85.3 million as of December 31, 2022, to $46.4 million as of December 31, 2023, primarily due to the reduction and timing of inventory receipts and supplier payments. Accounts receivable decreased from $277.5 million as of December 31, 2022, to $185.1 million as of December 31, 2023, primarily due to lower revenue and the timing of cash collections. Inventory decreased from $299.6 million as of December 31, 2022 to $248.9 million as of December 31, 2023, as we make further progress in optimizing our inventory levels.

Investing activities

Net cash used in investing activities decreased by $52.1 million for fiscal 2023, compared to the prior year, mainly driven by lower net purchases of short-term investments.

Financing activities

Net cash provided by financing activities was $0.8 million, compared to net cash used of $24.0 million in the prior year, primarily due to lower purchases of our common stock.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2023, approximately 2.5 million shares remained authorized for repurchase under the repurchase program. We did not repurchase any shares of common stock during the year ended December 31, 2023 under the repurchase program. During the year ended December 31, 2022, we repurchased and retired, and reported based on trade date, approximately 1.0 million shares of common stock at a cost of $24.4 million under the repurchase program. During the years ended December 31, 2023 and 2022, we repurchased and retired, reported based on trade date, approximately 198,000 and 202,000 shares of common stock at a cost of $2.8 million and $4.8 million, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in the future.

Contractual and Other Obligations

The following table summarizes our non-cancelable short-term and long-term contractual and other obligations as of December 31, 2023:

(In thousands)	Short-term	Long-term	Total
Purchase obligations (1) (6)	$42,616	$—	$42,616
Operating leases (2) (5)	13,814	34,741	48,555
Other non-trade purchase commitments (3) (6)	1,823	11,282	13,105
Tax Act payables (4) (5)	3,005	3,756	6,761
	$61,258	$49,779	$111,037

(1) Represent non-cancellable inventory-related purchase agreements with suppliers. A further $323.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. Our commitments for property and equipment purchases as of December 31, 2023 were not material.

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

In addition, as of December 31, 2023, we had $8.9 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Our contractual and other obligations are expected to be funded by our existing cash, cash equivalents and short-term investments, together with cash generated from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities, which was immaterial as of December 31, 2023 and 2022. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on such investments during fiscal years 2023, 2022 and 2021.

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

As of December 31, 2023 and 2022, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $0.7 million, $1.0 million and $0.7 million net income, net of our hedged position as of December 31, 2023, 2022 and 2021, respectively. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2023, and 2022 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the years ended December 31, 2023, 2022, and 2021, 24% of total net revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, on a quarterly basis, management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancellable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s excess and obsolete inventory analysis is primarily based on a demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $3.2 million for the year ended December 31, 2023.

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

February 16, 2024

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$176,717	$146,500
Short-term investments	106,931	80,925
Accounts receivable, net of allowance for doubtful accounts of $338 and $397 as of December 31, 2023 and December 31, 2022, respectively	185,059	277,485
Inventories	248,851	299,614
Prepaid expenses and other current assets	30,421	29,767
Total current assets	747,979	834,291
Property and equipment, net	8,273	9,225
Operating lease right-of-use assets	37,285	40,868
Intangibles, net	—	1,329
Goodwill	36,279	36,279
Other non-current assets	17,326	97,793
Total assets	$847,142	$1,019,785
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,850	$85,550
Accrued employee compensation	21,286	24,132
Other accrued liabilities	168,084	213,476
Deferred revenue	27,091	21,128
Income taxes payable	1,037	1,685
Total current liabilities	264,348	345,971
Non-current income taxes payable	12,695	14,972
Non-current operating lease liabilities	29,698	34,085
Other non-current liabilities	4,906	3,902
Total liabilities	311,647	398,930
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 29,615,723 and 28,907,770 as of December 31, 2023 and 2022, respectively	30	29
Additional paid-in capital	967,651	946,123
Accumulated other comprehensive income (loss)	136	(535)
Accumulated deficit	(432,322)	(324,762)
Total stockholders’ equity	535,495	620,855
Total liabilities and stockholders’ equity	$847,142	$1,019,785

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue	$740,840	$932,472	$1,168,073
Cost of revenue	491,588	681,923	802,236
Gross profit	249,252	250,549	365,837
Operating expenses:
Research and development	83,295	88,443	92,967
Sales and marketing	127,778	139,675	145,961
General and administrative	66,243	56,316	59,659
Goodwill impairment	—	44,442	—
Intangibles impairment	1,071	—	—
Other operating expenses, net	4,140	4,597	653
Total operating expenses	282,527	333,473	299,240
Income (loss) from operations	(33,275)	(82,924)	66,597
Other income (expenses), net	14,139	902	(1,093)
Income (loss) before income taxes	(19,136)	(82,022)	65,504
Provision for (benefit from) income taxes	85,631	(13,035)	16,117
Net income (loss)	$(104,767)	$(68,987)	$49,387

Net income (loss) per share
Basic	$(3.57)	$(2.38)	$1.63
Diluted	$(3.57)	$(2.38)	$1.59
Weighted average shares used to compute net income (loss) per share:
Basic	29,355	29,007	30,241
Diluted	29,355	29,007	31,002

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(104,767)	$(68,987)	$49,387
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	345	(511)	215
Change in unrealized gains and losses on available-for-sale investments	448	(320)	—
Other comprehensive income (loss), before tax	793	(831)	215
Tax benefit (provision) related to derivatives	(43)	68	(31)
Tax benefit (provision) related to available-for-sale investments	(79)	79	—
Other comprehensive income (loss), net of tax	671	(684)	184
Comprehensive income (loss)	$(104,096)	$(69,671)	$49,571

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2020	30,399	$30	$882,709	$(35)	$(193,320)	$689,384
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	184	—	184
Net income	—	—	—	—	49,387	49,387
Stock-based compensation	—	—	25,995	—	—	25,995
Repurchase of common stock	(2,146)	(2)	—	—	(74,998)	(75,000)
Restricted stock unit withholdings	(204)	—	—	—	(7,660)	(7,660)
Issuance of common stock under stock-based compensation plans	1,237	1	14,524	—	—	14,525
Balance as of December 31, 2021	29,286	29	923,228	149	(226,591)	696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(241)	—	(241)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(68,987)	(68,987)
Stock-based compensation	—	—	17,734	—	—	17,734
Repurchase of common stock	(1,032)	—	—	—	(24,377)	(24,377)
Restricted stock unit withholdings	(202)	—	—	—	(4,807)	(4,807)
Issuance of common stock under stock-based compensation plans	856	—	5,161	—	—	5,161
Balance as of December 31, 2022	28,908	29	946,123	(535)	(324,762)	620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	369	—	369
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	302	—	302
Net loss	—	—	—	—	(104,767)	(104,767)
Stock-based compensation	—	—	17,938	—	—	17,938
Restricted stock unit withholdings	(198)	—	—	—	(2,793)	(2,793)
Issuance of common stock under stock-based compensation plans	906	1	3,590	—	—	3,591
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(104,767)	$(68,987)	$49,387
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,161	10,070	13,906
Stock-based compensation	17,938	17,734	25,995
(Gain) Loss on investments, net	(3,226)	(87)	1,362
Goodwill impairment	—	44,442	—
Intangibles impairment	1,071	—	—
Change in fair value of contingent consideration	—	—	(3,003)
Deferred income taxes	82,319	(21,842)	4,498
Provision for excess and obsolete inventory	3,168	3,657	3,877
Changes in assets and liabilities:
Accounts receivable, net	92,425	(16,327)	75,894
Inventories	47,595	12,396	(147,432)
Prepaid expenses and other assets	(3,189)	5,696	(4,127)
Accounts payable	(38,947)	11,857	(16,493)
Accrued employee compensation	(2,846)	(572)	(10,316)
Other accrued liabilities	(45,893)	(13,332)	4,869
Deferred revenue	6,969	5,425	2,978
Income taxes payable	(2,925)	(3,862)	(5,974)
Net cash provided by (used in) operating activities	56,853	(13,732)	(4,579)
Cash flows from investing activities:
Purchases of short-term investments	(135,920)	(153,577)	(146)
Proceeds from maturities of short-term investments	115,006	80,417	710
Purchases of property and equipment	(5,799)	(5,757)	(9,864)
Purchases of long-term investments	(720)	(600)	(685)
Net cash used in investing activities	(27,433)	(79,517)	(9,985)
Cash flows from financing activities:
Repurchases of common stock	—	(24,377)	(75,000)
Restricted stock unit withholdings	(2,793)	(4,807)	(7,660)
Proceeds from exercise of stock options	—	743	9,620
Proceeds from issuance of common stock under employee stock purchase plan	3,590	4,418	4,916
Net cash provided by (used in) financing activities	797	(24,023)	(68,124)
Net increase (decrease) in cash and cash equivalents	30,217	(117,272)	(82,688)
Cash and cash equivalents, at beginning of period	146,500	263,772	346,460
Cash and cash equivalents, at end of period	$176,717	$146,500	$263,772
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$7,194	$9,396	$20,589
Non-cash investing and financing activities:
Unpaid property and equipment	$476	$203	$526

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and advance the way we live. The Company is dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Its products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, non-fungible token (“NFT”) artwork, and future technologies. Its product line consists of devices that create and extend wired and wireless networks, devices that attach to the network, such as smart digital canvasses as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

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

Long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds, and are included in Other non-current assets on the consolidated balance sheets. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income (expenses), net in the consolidated statements of operations. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Investments in convertible debt securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Investments in limited partnership funds amounted to $2.3 million and $1.7 million as of December 31, 2023 and 2022, respectively, which are measured at fair value using the net asset value practical expedient. Changes in the fair value of these investments are recognized in Other income (expenses), net in the consolidated statements of operations.

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

As of December 31, 2023, Best Buy, Inc. and affiliates and Amazon and affiliates accounted for approximately 21% and 11% of the Company’s total accounts receivable, respectively. As of December 31, 2022, Best Buy, Inc. and affiliates, AT&T Inc. and affiliates, and Amazon and affiliates accounted for approximately 19%, 16% and 16% of the Company’s total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company’s total accounts receivable.

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on a benchmark interest rate adjusted for its specific credit risk. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

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

The Company derives its revenue primarily from product sales, consisting of sales of Connected Home and NETGEAR for Business hardware products to its customers - retailers, distributors and service providers. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract or once the risk of loss has been transferred to the customer. The Company evaluates its customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. Payment is collected within a short period of time from the date control over the product is transferred to the customer or after commencement of services.

Revenue for services relates primarily to sales of subscriptions of the Company’s value-added services, including security and privacy, parental controls and remote network management as well as advanced technical support and extended warranty. Service revenue is generally recognized over time on a ratable basis over the contract term beginning when the customer is expected to activate their account. Service contracts are generally for 30 days or 12 months in length, billed either monthly or annually and generally in advance. The technical support services consist of telephone and internet access to technical support personnel, extended warranty, which consists of hardware replacement and updates to software features provided on a when and if available basis. All such service or support sales are typically recognized using an input measure of progress by looking at the time elapsed and based on the customer receiving the benefit throughout the contract period. To date, services revenue has not represented a significant percentage of our total revenue.

Revenue from all sale types is recognized at the transaction price and is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection. The Company uses the expected value method to arrive at the amount of variable consideration which is based on management’s analysis of historical and anticipated returns information, sell through and channel inventory levels, current economic trends, and changes in customer demand. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. Certain distributors and retailers generally have the right to return product for stock rotation purposes as well. At the time the Company records the reduction to revenue, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value.

In addition to channel returns, sales incentive programs offer certain reimbursement rights to qualified distributors and retailers for marketing expenditures. Distinct goods or service received in exchange for payment from a customer are accrued within operating expenses or cost of revenue as appropriate, otherwise expenditures are recorded as a reduction of revenue. The Company provides price protections in limited cases, with variable consideration assessed based on customary business practice such as anticipated price decreases, historical pricing information and customer claims processing.

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

Contracts with Multiple Performance Obligations

Some of the Company’s contracts with customers contain multiple promised goods or services. Such contracts may include hardware products with embedded software and other various software subscription services and support. For these contracts, the Company evaluates whether each deliverable is a distinct promise and if so, accounts for the promises separately as individual performance obligations. If a promised good or service is not distinct in accordance with the revenue guidance, the Company combines that good or service with the other promised goods or services in the arrangement and accounts for it as a distinct good. The embedded software on most of the hardware products is not considered distinct and therefore the combined hardware and incidental software are treated as one performance obligation and recognized at the point in time when control of product transfers to the customer. Services included with certain hardware products are considered distinct, as a customer can benefit from the product without these services and, therefore, the hardware and service are treated as separate performance obligations.

Revenue is allocated among the performance obligations based on their relative standalone selling prices. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. The estimated standalone selling price is directly observable from those sales based on a range of prices and may include using information such as prices charged for similar offerings, estimated costs to provide the performance obligation and other observable inputs.

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

Shipping and handling costs associated with outbound freight totaled $8.8 million, $16.9 million and $16.4 million in the years ended December 31, 2023, 2022 and 2021 respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $28.9 million, $27.0 million, and $25.2 million in the years ended December 31, 2023, 2022 and 2021 respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. The Tax Act introduced a new tax on global intangible low-taxed income (GILTI) effective as of January 1, 2018. The Company’s policy is to treat GILTI as a period cost if and when incurred..

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

Recent accounting pronouncements

Accounting Pronouncements Not Yet Effective

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended 2024 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves the transparency of income tax disclosures. ASU 2023-09 is effective for the Company for the year ended December 31, 2025 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that the updated standard will have on our financial statement disclosures.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2023:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$58,983	$2,427	$2,486	$63,896

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $6.0 million and $5.3 million as of December 31, 2023 and 2022, respectively. There was no impairment of capitalized contract costs during the years ended December 31, 2023, 2022 and 2021.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2023 and 2022, deferred commissions were not significant.

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance, where the Company has unsatisfied performance obligations. Contract liabilities are mainly classified as Deferred revenue on the consolidated balance sheets.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022
Accounts receivable, net	Accounts receivable, net	$185,059	$277,485
Contract liabilities - current	Deferred revenue	$27,091	$21,128
Contract liabilities - non-current	Other non-current liabilities	$4,903	$3,897

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2023 and 2022 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2023, 2022 and 2021, $48.4 million, $38.5 million and $31.9 million, respectively, of revenue were deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $41.4 million, $33.1 million and $28.9 million, respectively, of revenue were recognized for the satisfaction of performance obligations, and $21.5 million, $16.9 million and $13.6 million, respectively, of this recognized revenue were included in the contract liability balance at the beginning of the period, respectively.

There were no significant changes in estimates during the periods that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). The table also includes reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: Connected Home, and NETGEAR for Business (formerly known as Small and Medium Business, or SMB). Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2023			2022			2021
(In thousands)	Connected Home	NETGEAR for Business	Total	Connected Home	NETGEAR for Business	Total	Connected Home	NETGEAR for Business	Total
Geographic regions (1):
Americas	$358,304	$146,045	$504,349	$443,612	$173,599	$617,211	$651,936	$134,390	$786,326
EMEA	46,083	102,839	148,922	49,732	129,626	179,358	112,368	117,461	229,829
APAC	42,478	45,091	87,569	65,479	70,424	135,903	89,168	62,750	151,918
Total	$446,865	$293,975	$740,840	$558,823	$373,649	$932,472	$853,472	$314,601	$1,168,073
Sales channels:
Service provider	$98,659	$579	$99,238	$148,331	$4,234	$152,565	$129,052	$2,481	$131,533
Non-service provider	348,206	293,396	641,602	410,492	369,415	779,907	724,420	312,120	1,036,540
Total	$446,865	$293,975	$740,840	$558,823	$373,649	$932,472	$853,472	$314,601	$1,168,073

Note 3. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of December 31, 2023, and December 31, 2022, were as follows:

	December 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$98,326	$128	$—	$98,454
Convertible debt (1)	173	—	—	173
Total	$98,499	$128	$—	$98,627

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$74,120	$—	$(320)	$73,800
Convertible debt (1)	346	—	—	346
Certificates of deposit	6	—	—	6
Total	$74,472	$—	$(320)	$74,152

(1)
On the Company’s consolidated balance sheets, $173,000 included in Short-term investments as of December 31, 2023, and December 31, 2022, respectively, and $173,000 included in Other non-current assets as of December 31, 2022.

The contractual maturities on the U.S. treasury securities as of December 31, 2023, are all due within one year. Accrued interest receivable as of December 31, 2023, was insignificant and was recorded within Prepaid expenses and other current assets on the consolidated balance sheets.

The Company had no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2023. The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2023 and 2022, respectively:

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$98,454	$—	$—	$—	$98,454	$—
Total	$98,454	$—	$—	$—	$98,454	$—

	December 31, 2022
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$73,800	$(320)	$—	$—	$73,800	$(320)
Total	$73,800	$(320)	$—	$—	$73,800	$(320)

In the years ended December 31, 2023, 2022 and 2021, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the years ended December 31, 2023, 2022 and 2021. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	December 31, 2023	December 31, 2022
Raw materials	$19,955	$4,549
Finished goods	228,896	295,065
Total	$248,851	$299,614

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and the amounts incurred were $3.2 million, $3.7 million and $3.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	December 31, 2023	December 31, 2022
Computer equipment	$5,458	$9,648
Furniture, fixtures, and leasehold improvements	18,205	18,642
Software	25,760	30,610
Machinery and equipment	47,826	76,806
Total property and equipment, gross	97,249	135,706
Accumulated depreciation	(88,976)	(126,481)
Total	$8,273	$9,225

Depreciation expense pertaining to property and equipment was $6.9 million, $9.5 million and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Intangibles, net

	December 31, 2023				December 31, 2022
(In thousands)	Gross	Accumulated Amortization	Impairment	Net	Gross	Accumulated Amortization	Net
Technology	$59,799	$(58,906)	$(893)	$—	$59,799	$(58,692)	$1,107
Other	10,345	(10,167)	(178)	—	10,345	(10,123)	222
Total	$70,144	$(69,073)	$(1,071)	$—	$70,144	$(68,815)	$1,329

Amortization of purchased intangibles in the years ended December 31, 2023, 2022 and 2021 was $0.3 million, $0.5 million and $2.0 million, respectively.

During the third fiscal quarter of 2023, the Company identified a triggering event indicating that the carrying amount of the intangibles may be impaired (Refer to below “Goodwill” for details of the triggering event). The Company performed a recoverability test of its intangible assets based on estimated future net undiscounted cash flows expected to be generated from the use of the long-lived asset group and determined that the carrying amount of such asset group was not recoverable. Therefore, in the third fiscal quarter of 2023, the Company recognized an intangible asset impairment charge of $1.1 million for its Connected Home reporting unit. No intangibles impairment was recorded in the years ended December 31, 2022 and 2021.

Goodwill

(In thousands)	Connected Home	NETGEAR for Business	Total
As of December 31, 2021	$44,442	$36,279	$80,721
Goodwill impairment charge	(44,442)	—	(44,442)
As of December 31, 2022	—	36,279	36,279
As of December 31, 2023	$—	$36,279	$36,279

Each year on the first day of fourth fiscal quarter, the Company assesses its goodwill for potential impairment. This impairment testing is applied more frequently than once a year if the Company is aware of changed conditions or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded.

During the third fiscal quarter of 2023, the Company reassessed the valuation allowance for the deferred tax assets and determined to establish a full valuation allowance on its U.S. deferred tax assets (refer to Note 7, Income Taxes for detailed disclosures regarding the valuation allowance on deferred tax assets). Additionally, the Company experienced a reduction in its market capitalization. Due to these factors, the Company determined that a triggering event had occurred, and an interim goodwill impairment assessment was performed. Prior to performing a goodwill impairment test, the Company assessed its long-lived assets and concluded the carrying amount of the intangible assets for its Connected Home reporting unit was not recoverable as noted above. No other impairments of long-lived assets were identified. The Company elected to bypass the qualitative goodwill impairment assessment and proceeded directly to the quantitative test, measured as of October 1, 2023. Further, the Company completed its annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2023, or October 2, 2023. The Company identified the reporting units for the purpose of goodwill impairment testing still as Connected Home and NETGEAR for Business.

The fair values of the reporting units were determined using an income and market approach. Under the income approach, the Company calculated the fair values of its reporting units based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and net operating income margins, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium, and business-specific characteristics related to the business's ability to execute on the projected cash flows. Under the market approach, the Company evaluated the fair value based on forward-looking earnings multiples derived from comparable publicly traded companies with similar market position and size as the reporting unit. The underlying unobservable inputs used to measure the fair value included projected revenue growth rates, the weighted average cost of capital, the normalized working capital level, capital expenditures assumptions, profitability projections, control premium, the determination of appropriate market comparison companies and terminal growth rates. The two approaches generated similar results and indicated that the fair value of the NETGEAR for Business reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized in the year ended December 31, 2023. An interim goodwill impairment test performed in the first fiscal quarter of 2022 resulted in an impairment charge of $44.4 million in respect to our Connected Home reporting unit, which reduced the goodwill of this reporting unit to zero. No goodwill impairment was recognized for our NETGEAR for Business reporting unit in the year ended December 31, 2022 and no goodwill impairment was recognized for our Connected Home and NETGEAR for Business reporting units in the year ended December 31, 2021. Accumulated goodwill impairment charges as of December 31, 2023 was $44.4 million for the Connected Home reporting unit and zero for the NETGEAR for Business reporting unit.

Other non-current assets

(In thousands)	December 31, 2023	December 31, 2022
Non-current deferred income taxes	$3,343	$85,704
Long-term investments	8,367	7,879
Other	5,616	4,210
Total	$17,326	$97,793

Long-term investments

The Company’s long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows (in thousands):

Carrying value, as of December 31, 2021 (1)	$6,303
Impairment	(250)
Carrying value, as of December 31, 2022 (1)	6,053
Carrying value, as of December 31, 2023	$6,053

(1)
The balances excluded the investment in limited partnership fund of $2.3 million, $1.7 million and $0.9 million, as of December 31, 2023, 2022 and 2021, respectively. Additionally, each of the balances as of December 31, 2022 and 2021 excluded an investment in convertible debt securities of $0.2 million.

For such equity investments without readily determinable fair values still held at December 31, 2023, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

Other accrued liabilities

(In thousands)	December 31, 2023	December 31, 2022
Current operating lease liabilities	$11,869	$11,012
Sales and marketing	75,535	98,690
Warranty obligations	5,738	6,320
Sales returns(1)	34,824	44,944
Freight and duty	2,837	7,243
Other	37,281	45,267
Total	$168,084	$213,476

________________________

(1)
Inventory expected to be received from future sales returns amounted to $16.9 million and $21.8 million as of December 31, 2023 and 2022, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $9.7 million and $11.8 million as of December 31, 2023 and December 31, 2022, respectively.

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

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the years ended December 31, 2023, 2022 and 2021.

Non-designated hedges

The Company enters into non-designated hedges under the authoritative guidance for derivatives and hedging to manage the exposure of non-functional currency monetary assets and liabilities not already hedged by de-designated cash flow hedges. The non-designated hedges are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about eight non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.8 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	December 31, 2023	December 31, 2022	Location	December 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$284	$636	Other accrued liabilities	$1,672	$3,871
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	7	16	Other accrued liabilities	19	212
Total		$291	$652		$1,691	$4,083

Refer to Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements. Refer to Note 9, Stockholders' Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 11, Segment Information, for details on gain/(loss), net pertaining to derivatives not designated as hedging instruments that were recognized in Other income (expenses), net.

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

Net income (loss) per share consisted of the following:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Numerator:
Net income (loss)	$(104,767)	$(68,987)	$49,387

Denominator:
Weighted average common shares - basic	29,355	29,007	30,241
Potentially dilutive common share equivalent	—	—	761
Weighted average common shares - dilutive	29,355	29,007	31,002

Basic net income (loss) per share	$(3.57)	$(2.38)	$1.63
Diluted net income (loss) per share	$(3.57)	$(2.38)	$1.59

Anti-dilutive employee stock-based awards, excluded	2,362	1,556	422

Note 6. Other Income (Expenses), Net

Other income (expenses), net consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Interest income	$6,842	$1,825	$157
Foreign currency transaction gain (loss), net	(6)	(2,335)	(4,848)
Foreign currency contract gain (loss), net	267	2,692	4,195
Gain (loss) on investments, net	(8)	(271)	(1,362)
Gain on litigation settlement	6,000	—	—
Other	1,044	(1,009)	765
Total	$14,139	$902	$(1,093)

Note 7. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2023	2022	2021
(In thousands)
United States	$(33,944)	$(100,609)	$42,219
International	14,808	18,587	23,285
Total	$(19,136)	$(82,022)	$65,504

	Year Ended December 31,
(In thousands)	2023	2022	2021
Current:
U.S. Federal	$358	$3,477	$6,198
State	599	1,329	644
Foreign	2,423	4,236	5,000
	3,380	9,042	11,842
Deferred:
U.S. Federal	65,880	(18,761)	4,607
State	15,629	(3,017)	595
Foreign	742	(299)	(927)
	82,251	(22,077)	4,275
Total	$85,631	$(13,035)	$16,117

Effective January 1, 2022, U.S. tax law requires the capitalization and amortization of research and experimental expenditures incurred after December 31, 2021. The impact of this change in U.S. tax law is included in the results for years ended December 31, 2023, and 2022 in the above table.

Net deferred tax assets consisted of the following:

	Year Ended December 31,
(In thousands)	2023	2022
Deferred Tax Assets:
Accruals and allowances	$21,324	$22,394
Net operating loss carryforwards	1,770	1,275
Stock-based compensation	2,312	3,074
Operating lease liability	7,315	8,834
Deferred revenue	2,085	1,258
Tax credit carryforwards	935	607
Acquired intangibles	18,664	21,722
Capitalized Research and Development	50,670	33,299
Depreciation and amortization	1,088	1,632
Other	4,392	4,338
Total deferred tax assets	110,555	98,433
Deferred Tax Liabilities:
Right of use asset	(6,179)	(7,695)
Other	(1,205)	(984)
Total deferred tax liabilities	(7,384)	(8,679)

Valuation Allowance(1)	(99,828)	(4,050)
Net deferred tax assets	$3,343	$85,704

(1)
Valuation allowance is presented gross. The valuation allowance net of the federal tax effect was $95.7 million and $4.0 million for the years ended December 31, 2023 and 2022, respectively.

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. During the year ended December 31, 2023, a valuation allowance of $99.8 million was placed against all U.S. federal and state tax attributes since it was determined that recovery of the assets is not more likely than not. For the year ended December 31, 2022, a valuation allowance of $4.1 million placed against certain investment related deferred tax assets and foreign tax credit carryforwards where utilization was considered uncertain. Accordingly, the valuation allowance increased $95.7 million during 2023. In management’s judgment it is more likely than not that foreign deferred tax assets will be realized in the future as of December 31, 2023, and as such no valuation allowance has been recorded against these deferred tax assets.

The effective tax rate differed from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2023	2022	2021
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	(3.1)%	1.7%	1.4%
Impact of international operations	8.3%	2.7%	(1.8)%
Stock-based compensation	(2.3)%	(2.7)%	2.9%
Tax credits	5.8%	1.7%	(1.9)%
Valuation allowance	(474.3)%	(0.3)%	0.3%
Goodwill impairment	—%	(9.6)%	—%
State Valuation Allowance Release	—%	—%	—%
Base Erosion Anti-Abuse Tax	—%	—%	3.7%
Transaction Costs	—%	—%	(0.9)%
Recognition of previously unrecognized tax benefits	(0.3)%	1.8%	0.0%
Non-deductible License fees	(1.7)%	(0.3)%	0.1%
Others	(0.9)%	(0.1)%	(0.2)%
Provision for income taxes	(447.5)%	15.9%	24.6%

As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $(122,000), $147,000, and $(31,000) were recorded in comprehensive income related to the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the Company has approximately $0.3 million of acquired federal net operating loss carryforwards as well as $0.9 million of California tax credits carryforwards. All the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal year 2035.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2016. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company is currently in litigation with the ITA with respect to these years and has a hearing scheduled for all years at the Italian Supreme Court in March 2024. The Company is currently under examination by the state of California for the years ended December 31, 2016, December 31, 2017 and December 31, 2018. The Company has limited audit activity in various other states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $0.7 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(In thousands)	Federal, State, and Foreign Tax
Balance as of December 31, 2020	$9,542
Additions based on tax positions related to the current year	463
Additions for tax positions of prior years	50
Reductions due to lapse of applicable statutes	(556)
Adjustments due to foreign exchange rate movement	(295)
Balance as of December 31, 2021	9,204
Additions based on tax positions related to the current year	805
Additions for tax positions of prior years	8
Settlements	(1,355)
Reductions due to lapse of applicable statutes	(554)
Adjustments due to foreign exchange rate movement	(174)
Balance as of December 31, 2022	7,934
Additions based on tax positions related to the current year	426
Additions for tax positions of prior years	533
Reductions due to lapse of applicable statutes	(507)
Adjustments due to foreign exchange rate movement	232
Balance as of December 31, 2023	$8,618

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2023 is $6.2 million. The ending net UTB results from adjusting the gross balance at December 31, 2023 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2023, 2022, and 2021, total interest and penalties expensed were $0.1 million, $0.0 million, and $0.2 million, respectively. As of December 31, 2023 and 2022, accrued interest and penalties on a gross basis were $2.6 million and $2.4 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $8.5 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S. The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $1.8 million in associated tax without consideration of foreign tax credits. Determination of foreign tax credit limitations depends on several factors which cannot be estimated.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of December 31, 2023, the Company had approximately $42.6 million, as compared to $105.1 million as of December 31, 2022, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. During the height of COVID-19 pandemic, the Company saw an elongation of the time from order placement to production. In response, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of December 31, 2023, $323.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders has historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $3.5 million, $5.5 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Non-Trade Commitments

As of December 31, 2023, the Company’s non-cancellable purchase commitments pertaining to non-trade activities were as follows (in thousands):

2024	$1,823
2025	1,914
2026	2,010
2027	2,111
2028	2,216
Thereafter	3,031
Total	$13,105

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Balance as of beginning of the period	$6,320	$6,861	$9,240
Provision for warranty liability made	5,105	5,230	4,522
Settlements made	(5,687)	(5,771)	(6,901)
Balance as of the end of the period	$5,738	$6,320	$6,861

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2023.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2023.

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

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH

On or around March of 2022, Huawei filed two patent infringement lawsuits at the District Court of Dusseldorf, Germany, against NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH, a third-party webstore selling NETGEAR products in Germany. Huawei asserted one EU patent in each suit, EP 3 337 077 B1 (the ’077 Patent) in case no. 08/22 and EP 3 143 741 B1 (the ’741 Patent) in case no. 09/22. In its complaints, Huawei alleged that the Company’s WiFi 6 products infringed the two patents, which Huawei further claimed are standard-essential patents.

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no 407) and ZL 201810757332.2 (case no. 408) against the Company’s WiFi 6 products. The Company’s challenge of the Jinan Court’s jurisdiction in both cases was denied by the Supreme Court of China. The parties attended an evidentiary hearing for the cases on July 3, 2023, s followed by licensing and technical hearings on July 24, 2023 and July 25, 2023. After the July 25th hearing, the Court indicated it will confer internally and advise the parties of further action.

In the Dusseldorf cases, on or around February 9, 2023, the Federal Patent Court issued preliminary opinions finding both asserted patents invalid. The invalidity proceedings are ongoing. The Company attended an oral hearing for both infringement cases on March 21, 2023 before the Dusseldorf District Court and the Court rendered its decisions on May 11, 2023. The Court dismissed case no. 09/22 for the ‘741 Patent and stayed case no. 8/22 for the ‘077 Patent. Huawei has appealed the dismissal of case no. 09/22 and an oral hearing is scheduled for May 23, 2024.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited

On or around July 3, 2023, Huawei filed a new infringement suit, asserting patent EP 3 611 989 (the ’989 Patent), against NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited at the recently established Unified Patent Court (UPC) in Munich, Germany. The Company filed its statement of defense on November 7, 2023.

On around November 22, 2023, Huawei informed the UPC Court and the Company of its intention to assert a fourth patent, EP 3 678 321 (“EP 321”), against the Company at the UPC and requested that the pending UPC case (asserting EP 989) be amended to add EP 321.

The Company has brought various procedural challenges related to both UPC matters.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2023, 2.5 million shares remained authorized for repurchase under the repurchase program. The Company did not repurchase any shares for the year ended December 31, 2023 under the repurchase program. The Company repurchased, reported based on trade date, approximately 1.0 million and 2.1 million shares of common stock at a cost of approximately $24.4 million and $75.0 million during the years ended December 31, 2022 and 2021, respectively.

The Company repurchased, reported based on trade date, approximately 198,000, 202,000 and 204,000 shares of common stock at a cost of approximately $2.8 million, $4.8 million and $7.7 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the years ended December 31, 2023, 2022 and 2021, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2020	$(2)	$(42)	$9	$(35)
Other comprehensive income (loss) before reclassifications	—	668	(126)	542
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	453	(95)	358
Net current period other comprehensive income (loss)	—	215	(31)	184
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(320)	(704)	188	(836)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(193)	41	(152)
Net current period other comprehensive income (loss)	(320)	(511)	147	(684)
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	448	2,337	(540)	2,245
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,992	(418)	1,574
Net current period other comprehensive income (loss)	448	345	(122)	671
Balance as of December 31, 2023	$126	$7	$3	$136

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$2,337	$(218)	$459
Cost of revenue	(4)	3	(2)
Research and development	(33)	(14)	31
Sales and marketing	(246)	40	(30)
General and administrative	(62)	(4)	(5)
Total before tax	1,992	(193)	453
Tax impact	(418)	41	(95)
Total, net of tax	$1,574	$(152)	$358

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

2016 Equity Incentive Plan

In April 2016, the Company’s Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which was approved by the Company’s stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to eligible directors, employees and consultants of the Company. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan’s expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 Plan by an additional 1.7 million shares. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 Plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 Plan by an additional 2.0 million shares. In June 2023, the Company's stockholders approved amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 Plan by an additional 2.0 million shares. As of December 31, 2023, approximately 2.4 million shares remained available for future grants under the 2016 Plan.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period and the purchase date. The duration of each offering period is generally six-months. In April 2022, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 3.0 million shares. For the years ended December 31, 2023, 2022, and 2021, the Company recognized ESPP compensation expense of $1.1 million, $1.3 million and $1.7 million, respectively. Approximately 257,000 shares of common stock were purchased at an average exercise price of $13.98 in the year ended December 31, 2023. As of December 31, 2023, approximately 0.8 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	872	$30.64
Expired	(6)	$21.79
Outstanding as of December 31, 2023	866	$30.70	4.05	$—

As of December 31, 2023
Vested and expected to vest	866	$30.70	4.05	$—
Exercisable Options	866	$30.70	4.05	$—

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2023, or December 29, 2023, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2023. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31 2022 and 2021 was $0.2 million and $6.7 million, respectively. There were no options exercised for the year ended December 31, 2023.

The total fair value of options vested during the years ended December 31, 2023, 2022, and 2021 was $0.7 million, $1.3 million and $2.3 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$18.58 - $18.58	17	1.42	$18.58	17	$18.58
$19.32 - $19.32	17	0.42	$19.32	17	$19.32
$19.99 - $19.99	2	0.31	$19.99	2	$19.99
$23.48 - $23.48	31	2.23	$23.48	31	$23.48
$25.37 - $25.37	152	3.11	$25.37	152	$25.37
$26.61 - $26.61	369	5.06	$26.61	369	$26.61
$38.32 - $38.32	25	4.59	$38.32	25	$38.32
$41.67 - $41.67	253	3.74	$41.67	253	$41.67
$18.58 - $41.67	866	4.05	$30.70	866	$30.70

RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding as of December 31, 2022	1,546	$27.82
Granted	773	$17.32
Vested	(649)	$27.36
Cancelled	(103)	$24.72
Outstanding as of December 31, 2023	1,567	$22.83	1.35	$22,844

The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $9.2 million, $14.6 million and $24.3 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $17.8 million, $21.5 million and $20.4 million, respectively.

Performance Shares Activity

Starting from 2020, the Company’s executive officers were granted performance shares each year with vesting occurring at the end of a three-year period if performance conditions are met. The number of performance shares earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of performance shares to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

Performance shares activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2020	141	$28.22
Granted	152	$37.58
Vested	—	—
Cancelled	—	—
Outstanding as of December 31, 2021	293	$33.07
Granted	145	$22.37
Vested	—	—
Cancelled	(8)	$27.17
Outstanding as of December 31, 2022	430	$29.38
Granted	145	$14.44
Vested	—	—
Cancelled	(158)	$27.85
Outstanding as of December 31, 2023	417	$24.76

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

No stock options were granted during the years ended December 31, 2023, 2022 and 2021. The following table sets forth the weighted-average assumptions used to estimate the fair value of purchase rights granted under the ESPP:

	Year Ended December 31,
	2023	2022	2021

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	5.19%	2.25%	0.05%
Expected volatility	35.8%	39.6%	40.8%
Dividend yield	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs, performance shares and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2023	2022	2021
Cost of revenue	$1,405	$1,353	$2,103
Research and development	3,935	4,177	5,161
Sales and marketing	5,336	5,603	7,628
General and administrative	7,262	6,601	11,103
Total	$17,938	$17,734	$25,995

Total stock-based compensation cost capitalized in inventory was less than $0.9 million as of each of the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, $27.8 million of unrecognized compensation cost related to unvested RSUs and performance shares is expected to be recognized over a weighted-average period of 2.2 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and NETGEAR for Business:

•
Connected Home: Focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi networking solutions such as WiFi 6, WiFi 6E and WiFi 7 Tri-band and Quad-band mesh systems, 4G/5G mobile products, smart devices such as Meural digital displays, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support; and
•
NETGEAR for Business: Focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income. Segment contribution income includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, change in fair value of contingent consideration, goodwill impairment, intangibles impairment, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Year ended December 31,
(In thousands)	2023	2022	2021
Net Revenue:
Connected Home	$446,865	$558,823	$853,472
NETGEAR for Business	293,975	373,649	314,601
Total net revenue	$740,840	$932,472	$1,168,073

Contribution Income (loss):
Connected Home	$19,052	$(8,539)	$116,889
Contribution margin	4.3%	(1.5)%	13.7%
NETGEAR for Business	$58,532	$75,790	$62,136
Contribution margin	19.9%	20.3%	19.8%
Total segment contribution income	$77,584	$67,251	$179,025
Corporate and unallocated costs	(87,453)	(82,888)	(83,883)
Amortization of intangibles (1)	(257)	(514)	(1,897)
Stock-based compensation expense	(17,938)	(17,734)	(25,995)
Change in fair value of contingent consideration	—	—	3,003
Goodwill impairment	—	(44,442)	—
Intangibles impairment	(1,071)	—	—
Restructuring and other charges	(3,962)	(4,577)	(3,341)
Litigation reserves, net	(178)	(20)	(315)
Other income (expenses), net (2)	14,139	902	(1,093)
Income (loss) before income taxes	$(19,136)	$(82,022)	$65,504

(1)
Amounts excluded amortization expense related to patents within purchased intangibles in cost of revenue.
(2)
Amounts included gain/(loss), net from litigation settlement of $6.0 million for the year ended December 31, 2023, and gain/(loss), net from derivatives not designated as hedging instruments of $0.3 million, $2.7 million and $4.2 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography:

	Year Ended December 31,
(In thousands)	2023	2022	2021
United States (U.S.)	$489,968	$598,649	$759,865
Americas (excluding U.S.)	14,381	18,562	26,461
EMEA (1)	148,922	179,358	229,829
APAC (1)	87,569	135,903	151,918
Total net revenue	$740,840	$932,472	$1,168,073

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table represents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets:

(In thousands)	December 31, 2023	December 31, 2022
United States (U.S.)	$25,051	$32,142
Americas (excluding U.S.)	4,782	2,367
EMEA	3,739	3,564
Singapore	6,218	4,032
APAC (excluding Singapore) (1)	5,768	7,988
Total	$45,558	$50,093

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the year ended December 31, 2023, the Company had two customers, that each individually accounted for 17% and 12% of net revenue. For the year ended December 31, 2022, the Company had two customers, that each individually accounted for 15% and 11% of net revenue. For the year ended December 31, 2021, the Company had two customers, that each individually accounted for 15% and 13% of net revenue. All of the customers were primarily within the Connected Home segment.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,986	$25,986	$—
Available-for-sale investments: U.S. treasury securities(1)	98,454	—	98,454
Trading securities: mutual funds(1)	8,304	8,304	—
Available-for-sale investments: convertible debt securities(2)	173	—	173
Foreign currency forward contracts(3)	291	—	291
Total assets measured at fair value	$133,208	$34,290	$98,918
Liabilities:
Foreign currency forward contracts(4)	$1,691	$—	$1,691
Total liabilities measured at fair value	$1,691	$—	$1,691

	December 31, 2022
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,744	$25,744	$—
Available-for-sale investments: U.S. treasury securities(1)	73,800	—	73,800
Trading securities: mutual funds(1)	6,946	6,946	—
Available-for-sale investments: certificates of deposit(1)	6	—	6
Available-for-sale investments: convertible debt securities(2)	346	—	346
Foreign currency forward contracts(3)	652	—	652
Total assets measured at fair value	$107,494	$32,690	$74,804
Liabilities:
Foreign currency forward contracts(4)	$4,083	$—	$4,083
Total liabilities measured at fair value	$4,083	$—	$4,083

(1)
Included in Short-term investments on the Company’s consolidated balance sheets.
(2)
$173,000 included in Short-term investments and the remaining included in Other non-current assets on the Company’s consolidated balance sheets for the year ended December 31, 2022.
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

Restructuring and other charges recognized in fiscal years 2023 and 2022 were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with projected revenue levels. Restructuring and other charges recognized in fiscal year 2021 were primarily for severance, and other costs in relation to the consolidation of offices in the APAC region and the reorganization of our supply chain function to gain some cost efficiencies. The liabilities as of December 31, 2023 are expected to be settled in 2024.

The following table provides a summary of the activity related to accrued restructuring and other charges:

	Employee termination charges	Lease contract termination and other charges	Total
(In thousands)
Balance as of December 31, 2020	$87	$227	$314
Additions	2,910	513	3,423
Cash payments	(2,913)	(578)	(3,491)
Adjustments	(84)	(139)	(223)
Balance as of December 31, 2021	-	23	23
Additions	4,600	-	4,600
Cash payments	(2,714)	-	(2,714)
Adjustments	26	(23)	3
Balance as of December 31, 2022	1,912	-	1,912
Additions	3,834	631	4,465
Cash payments	(5,384)	(579)	(5,963)
Adjustments	(105)	(22)	(127)
Balance as of December 31, 2023	$257	$30	$287

Note 14. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through December 2037. The leases have remaining lease terms of approximately 1 year to 14 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease cost were as follows:

	Year End December 31,
	2023	2022	2021
(In Thousands)
Operating lease cost	$12,586	$11,067	$9,208
Short-term lease cost	305	297	563
Total lease cost (1)	$12,891	$11,364	$9,771

_______________________

(1)
Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Year End December 31,
	2023	2022	2021
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$12,697	$9,907	$9,474

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$6,987	$26,511	$1,773

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2023	2022
Weighted Average Remaining Lease Term (in years)
Operating leases	4.6	4.6

Weighted Average Discount Rate
Operating leases	5.8%	4.9%

As of December 31, 2023, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2024	$13,814
2025	11,627
2026	8,452
2027	7,789
2028	1,451
Thereafter	5,422
Total lease payments	48,555
Less imputed interest	(6,988)
Total	$41,567

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Insider Trading Arrangements

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2024 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2023 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2023.

Page

Schedule II—Valuation and Qualifying Accounts	105

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Other	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2023	$397	$—	$—	$(59)	$338
Year ended December 31, 2022	399	—	—	(2)	397
Year ended December 31, 2021	$1,081	$—	$12	$(694)	$399

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)
Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant’s common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities	10-K	2/18/2020	4.2

10.1#	Form of Indemnification Agreement for directors and officers	S-1	4/10/2003	10.1

10.2#	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder				X

10.3#	2003 Employee Stock Purchase Plan, as amended	S-8	8/5/2022	99.1

10.4#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3

10.5#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.6#	NETGEAR, Inc. Executive Bonus Plan	8-K	2/5/2020	99.2

10.7*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.8*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.9*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.10	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1

10.10a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1

10.10b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B

10.11#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5

10.11a#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51

10.13#	Offer Letter, dated November 6, 2001, between the registrant and Bryan D. Murray	10-K	2/18/2022	10.13

10.14#	Offer Letter, dated June 16, 2004, between the registrant and David J. Henry	10-K	2/18/2022	10.14

10.15#	Offer Letter, dated January 29, 2008, between the registrant and Andrew W. Kim	10-K	2/18/2022	10.15

10.16#	Offer Letter, dated November 15, 2019, between the registrant and Vikram Mehta	10-Q-	4/30/2021	10.23

10.17#	Offer Letter, dated December 4, 2019, between the registrant and Martin D. Westhead	10-Q-	4/30/2021	10.24

10.18#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10

10.18a#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49

10.19#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54

10.20#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21

10.21#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	11/2/2018	10.1*

10.22#	Form of Change in Control and Severance Agreement (Other Executive Officers)	10-Q	11/2/2018	10.2*

10.23#	Master Separation Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.1

10.24#	Transition Services Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.2

10.25#	Tax Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.3

10.26#	Employee Matters Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.4

10.27#	Intellectual Property Rights Cross-License Agreement, by and between NETGEAR, Inc. and Arlo Technologies, Inc., dated as of August 2, 2018	8-K	8/7/2018	10.5

21.1	List of subsidiaries and affiliates				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

97.1	NETGEAR, Inc. Clawback Policy	X

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)	X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 16th day of February 2024.

NETGEAR, INC.
By:	/s/ CHARLES (CJ) PROBER
Charles (CJ) Prober
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles (CJ) Prober and Bryan D. Murray, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CHARLES (CJ) PROBER	Chief Executive Officer and Director	February 16, 2024
Charles (CJ) Prober	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 16, 2024
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ SARAH S. BUTTERFASS	Director	February 16, 2024
Sarah S. Butterfass

/S/ LAURA J. DURR	Director	February 16, 2024
Laura J. Durr
/S/ SHRAVAN K. GOLI	Director	February 16, 2024
Shravan K. Goli

/S/ BRADLEY L. MAIORINO	Director	February 16, 2024
Bradley L. Maiorino

/S/ JANICE M. ROBERTS	Director	February 16, 2024
Janice M. Roberts

/S/ BARBARA V. SCHERER	Director	February 16, 2024
Barbara V. Scherer

/S/ THOMAS H. WAECHTER	Director	February 16, 2024
Thomas H. Waechter