Form 10-Q
period 2024-03-31
NETGEAR, INC.
filed 2024-05-03
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,071,201 as of April 26, 2024.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$172,656	$176,717
Short-term investments	116,765	106,931
Accounts receivable, net of allowance for doubtful accounts of $338 as of March 31, 2024 and December 31, 2023, respectively	172,771	185,059
Inventories	211,270	248,851
Prepaid expenses and other current assets	30,178	30,421
Total current assets	703,640	747,979
Property and equipment, net	9,353	8,273
Operating lease right-of-use assets	34,713	37,285
Goodwill	36,279	36,279
Other non-current assets	17,294	17,326
Total assets	$801,279	$847,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,451	$46,850
Accrued employee compensation	22,193	21,286
Other accrued liabilities	154,567	168,084
Deferred revenue	28,393	27,091
Income taxes payable	713	1,037
Total current liabilities	244,317	264,348
Non-current income taxes payable	11,885	12,695
Non-current operating lease liabilities	26,742	29,698
Other non-current liabilities	6,973	4,906
Total liabilities	289,917	311,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	30
Additional paid-in capital	974,181	967,651
Accumulated other comprehensive income	21	136
Accumulated deficit	(462,869)	(432,322)
Total stockholders’ equity	511,362	535,495
Total liabilities and stockholders’ equity	$801,279	$847,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net revenue	$164,586	$180,908
Cost of revenue	116,349	120,526
Gross profit	48,237	60,382
Operating expenses:
Research and development	20,227	22,134
Sales and marketing	30,529	33,879
General and administrative	18,067	16,236
Other operating expenses, net	1,062	108
Total operating expenses	69,885	72,357
Loss from operations	(21,648)	(11,975)
Other income, net	2,850	1,406
Loss before income taxes	(18,798)	(10,569)
Benefit from income taxes	(148)	(857)
Net loss	$(18,650)	$(9,712)

Net loss per share
Basic	$(0.63)	$(0.33)
Diluted	$(0.63)	$(0.33)
Weighted average shares used to compute net loss per share:
Basic	29,395	29,040
Diluted	29,395	29,040

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 31, 2024	April 2, 2023
Net loss	$(18,650)	$(9,712)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	58	465
Change in unrealized gains and losses on available-for-sale investments	(166)	241
Other comprehensive income (loss), before tax	(108)	706
Tax provision related to derivatives	(7)	(59)
Tax provision related to available-for-sale investments	—	(59)
Other comprehensive income (loss), net of tax	(115)	588
Comprehensive loss	$(18,765)	$(9,124)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(166)	—	(166)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,650)	(18,650)
Stock-based compensation	—	—	4,544	—	—	4,544
Repurchase of common stock	(783)	(1)	—	—	(11,443)	(11,444)
Restricted stock unit withholdings	(32)	—	—	—	(454)	(454)
Issuance of common stock under stock-based compensation plans	270	—	1,986	—	—	1,986
Balance as of March 31, 2024	29,071	$29	$974,181	$21	$(462,869)	$511,362

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	182	—	182
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	406	—	406
Net loss	—	—	—	—	(9,712)	(9,712)
Stock-based compensation	—	—	4,665	—	—	4,665
Restricted stock unit withholdings	(6)	—	—	—	(120)	(120)
Issuance of common stock under stock-based compensation plans	154	—	2,286	—	—	2,286
Balance as of April 2, 2023	29,056	$29	$953,074	$53	$(334,594)	$618,562

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net loss	$(18,650)	$(9,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,488	2,011
Stock-based compensation	4,544	4,665
(Gain) Loss on investments, net	(883)	(663)
Deferred income taxes	84	(4,629)
Provision for excess and obsolete inventory	1,132	1,174
Changes in assets and liabilities:
Accounts receivable, net	12,288	84,945
Inventories	36,449	(38,747)
Prepaid expenses and other assets	367	(1,778)
Accounts payable	(8,516)	(5,922)
Accrued employee compensation	907	(2,425)
Other accrued liabilities	(12,605)	(23,665)
Deferred revenue	1,719	1,609
Income taxes payable	(1,134)	2,259
Net cash provided by operating activities	17,190	9,122
Cash flows from investing activities:
Purchases of short-term investments	(38,829)	(38,733)
Proceeds from maturities of short-term investments	30,000	25,006
Purchases of property and equipment	(2,510)	(870)
Net cash used in investing activities	(11,339)	(14,597)
Cash flows from financing activities:
Repurchases of common stock	(11,444)	—
Restricted stock unit withholdings	(454)	(120)
Proceeds from issuance of common stock under employee stock purchase plan	1,986	2,286
Net cash provided by (used in) financing activities	(9,912)	2,166
Net decrease in cash and cash equivalents	(4,061)	(3,309)
Cash and cash equivalents, at beginning of period	176,717	146,500
Cash and cash equivalents, at end of period	$172,656	$143,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and advance the way we live. The Company is dedicated to delivering innovative and highly differentiated connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Its products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, and future technologies. Its product line consists of devices that create and extend wired and wireless networks, as well as services that complement and enhance the Company's product line offerings. These products are available in multiple configurations to address the changing needs of the Company's customers in each geographic region.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers and its direct online store at www.netgear.com.

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2023, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income (loss), stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

Segment Recast

In the first fiscal quarter of 2024, resulting from certain segment structure changes, the Company revised its allocation method by allocating certain historically unallocated operating expenses to its individual operating segments. This change impacted Note 11, Segment Information. The prior-year segment financial information has been recast to conform to the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

current-year presentation. None of the changes impact previously reported consolidated net revenue, income (loss) from operations, net income (loss) per share, total assets, or stockholders’ equity.

Note 2. Summary of Significant Accounting Policies

No material changes have been made to the Company’s significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” in its Annual Report.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended 2024 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which improves the transparency of income tax disclosures. ASU 2023-09 is effective for the Company for the year ended December 31, 2025 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2024:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$53,158	$2,908	$2,518	$58,584

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	March 31, 2024	December 31, 2023
Accounts receivable, net	Accounts receivable, net	$172,771	$185,059
Contract liabilities – current	Deferred revenue	$28,393	$27,091
Contract liabilities – non-current	Other non-current liabilities	$5,321	$4,903

The difference in the balances of the Company’s contract assets and liabilities as of March 31, 2024 and December 31, 2023, primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the three months ended March 31, 2024, $12.9 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $11.2 million of revenue was recognized for the satisfaction of performance

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

obligations and $9.9 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: Connected Home and NETGEAR for Business (formerly known as Small and Medium Business, or SMB). Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	March 31, 2024			April 2, 2023
(In thousands)	Connected Home	NETGEAR for Business	Total	Connected Home	NETGEAR for Business	Total
Geographic regions (1):
Americas	$77,995	$31,933	$109,928	$84,001	$37,921	$121,922
EMEA	8,010	23,177	31,187	12,064	27,114	39,178
APAC	9,958	13,513	23,471	6,681	13,127	19,808
Total	$95,963	$68,623	$164,586	$102,746	$78,162	$180,908
Sales channels:
Service provider	$27,553	$243	$27,796	$14,027	$190	$14,217
Non-service provider	68,410	68,380	136,790	88,719	77,972	166,691
Total	$95,963	$68,623	$164,586	$102,746	$78,162	$180,908

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of March 31, 2024 and December 31, 2023, were as follows:

	March 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$108,138	$—	$(38)	$108,100
Convertible debt	173	—	—	173
Total	$108,311	$—	$(38)	$108,273

	December 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$98,326	$128	$—	$98,454
Convertible debt	173	—	—	173
Total	$98,499	$128	$—	$98,627

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The contractual maturities on the U.S. treasury securities as of March 31, 2024 are all due within one year. Accrued interest receivable as of March 31, 2024 was $0.5 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$108,100	$(38)	$—	$—	$108,100	$(38)
Total	$108,100	$(38)	$—	$—	$108,100	$(38)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$98,454	$—	$—	$—	$98,454	$—
Total	$98,454	$—	$—	$—	$98,454	$—

In the three months ended March 31, 2024 and April 2, 2023, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high-quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the three months ended March 31, 2024 and April 2, 2023. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	March 31, 2024	December 31, 2023
Raw materials	$21,714	$19,955
Finished goods	189,556	228,896
Total	$211,270	$248,851

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.1 million and $1.2 million for the three months ended March 31, 2024 and April 2, 2023, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

(In thousands)	March 31, 2024	December 31, 2023
Computer equipment	$5,335	$5,458
Furniture, fixtures, and leasehold improvements	18,637	18,205
Software	24,428	25,760
Machinery and equipment	49,442	47,826
Total property and equipment, gross	97,842	97,249
Accumulated depreciation	(88,489)	(88,976)
Total	$9,353	$8,273

Other non-current assets

(In thousands)	March 31, 2024	December 31, 2023
Non-current deferred income taxes	$3,251	$3,343
Long-term investments	8,266	8,367
Other	5,777	5,616
Total	$17,294	$17,326

Long-term equity investments

The Company’s long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Three months ended
(In thousands)	March 31, 2024	April 2, 2023
Carrying value as of the beginning of the period (1)	$6,053	$6,053
Carrying value as of the end of the period (1)	$6,053	$6,053

(1)
The balances excluded an investment in limited partnership funds of $2.2 million as of March 31, 2024, $1.6 million as of April 2, 2023, $2.3 million as of December 31, 2023, and $1.7 million as of December 31, 2022. Additionally, the balance excluded an investment in convertible debt securities of $0.2 million as of March 31, 2024, December 31, 2023, April 2, 2023, and December 31, 2022, respectively.

For such equity investments without readily determinable fair values still held at March 31, 2024, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	March 31, 2024	December 31, 2023
Current operating lease liabilities	$11,306	$11,869
Sales and marketing	65,725	75,535
Warranty obligations	5,087	5,738
Sales returns(1)	35,713	34,824
Freight and duty	3,412	2,837
Other	33,324	37,281
Total	$154,567	$168,084

(1)
Inventory expected to be received from future sales returns amounted to $17.4 million and $16.9 million as of March 31, 2024 and December 31, 2023, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $8.6 million and $9.7 million as of March 31, 2024 and December 31, 2023, respectively.

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

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $5.4 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about seven non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.8 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	March 31, 2024	December 31, 2023	Location	March 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$167	$284	Other accrued liabilities	$43	$1,672
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	1	7	Other accrued liabilities	2	19
Total		$168	$291		$45	$1,691

Refer to Note 12, Fair Value Measurements for detailed disclosures regarding fair value measurements. Refer to Note 9, Stockholders’ Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 11, Segment Information, for details on gain/(loss), net pertaining to derivatives not designated as hedging instruments that were recognized in Other income (expenses), net.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 6. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common shares include common shares issuable upon exercise of stock options, vesting of Restricted Stock Units (“RSUs”) and performance shares, and issuances of shares under the Employee Stock Purchase Plan (the “ESPP”), which are reflected in diluted net income (loss) per share by application of the treasury stock method. Potentially dilutive common shares are excluded from the computation of diluted net income (loss) per share when their effect is anti-dilutive.

Net income (loss) per share consisted of the following:

	Three Months Ended
(In thousands, except per share data)	March 31, 2024	April 2, 2023
Numerator:
Net loss	$(18,650)	$(9,712)

Denominator:
Weighted average common shares – basic	29,395	29,040
Weighted average common shares – dilutive	29,395	29,040

Basic net income (loss) per share	$(0.63)	$(0.33)
Diluted net income (loss) per share	$(0.63)	$(0.33)

Anti-dilutive employee stock-based awards, excluded	2,085	1,318

Note 7. Income Taxes

The income tax benefit for the three months ended March 31, 2024 was $0.1 million, or an effective tax rate of 0.8%. The income tax benefit for the three months ended April 2, 2023 was $0.9 million, or an effective tax rate of 8.1%. The change in taxes for the three months ended March 31, 2024, compared to the prior year period, was primarily due to the continued full valuation allowance on deferred tax assets for U.S. federal and state purposes that was established during the period ended October 1, 2023. The Company evaluated the current results as of the period ended March 31, 2024, coupled with the expectations for the remainder of the year, and determined that it continued to not be more likely than not that the deferred tax assets would be realized, and accordingly, recorded no benefit for the forecasted tax loss for the three months ended March 31, 2024. By comparison, for the three months ended April 2, 2023, a tax benefit was recorded on the pre-tax loss since the valuation allowance on deferred tax assets had not yet been established.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $0.7 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination in various U.S. and foreign jurisdictions.

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. The deferred

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. As of the period ended October 1, 2023, the Company determined that recovery of its U.S. federal and state deferred tax assets was no longer more likely than not and established a full valuation allowance on those net assets, based on evaluation of all available evidence, including actual and anticipated business results. Accordingly, the balance sheet net deferred tax assets from the U.S. federal and state jurisdictions reported in “Other Non-current Assets” were reduced after the effect of establishing the valuation allowance.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of March 31, 2024, the Company had approximately $77.0 million, as compared to $42.6 million as of December 31, 2023, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of March 31, 2024, $274.2 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates cancelling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $1.1 million and $0.5 million for the three months ended March 31, 2024 and April 2, 2023, respectively.

Non-Trade Commitments

As of March 31, 2024, the Company had non-cancellable purchase commitments of $13.1 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Balance as of beginning of the period	$5,738	$6,320
Provision for warranty liability made	608	1,417
Settlements made	(1,259)	(1,386)
Balance as of the end of the period	$5,087	$6,351

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

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH

On or around March of 2022, Huawei filed two patent infringement lawsuits at the District Court of Dusseldorf, Germany, against NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH, a third-party webstore selling NETGEAR products in Germany. Huawei asserted one EU patent in each suit, EP 3 337 077 B1 (the ’077 Patent) in case no. 08/22 and EP 3 143 741 B1 (the ’741 Patent) in case no. 09/22. In its complaints, Huawei alleged that the Company’s WiFi 6 products infringed the two patents, which Huawei further claimed are standard-essential patents. On or around February 9, 2023, the Federal Patent Court issued preliminary opinions finding both asserted patents invalid. The Company attended an oral hearing for both infringement cases on March 21, 2023 before the Dusseldorf District Court and the Court dismissed case no. 09/22 for the ‘741 Patent and stayed case no. 08/22 for the ‘077 Patent. Huawei is appealing the dismissal of case no. 09/22, and the hearing for the appeal is set for May 23, 2024. On March 20, 2024, the Patent Court maintained the validity of ‘741 Patent, but with an amended claim. Case no. 08/22 remains stayed while the nullity action is ongoing.

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no 407) and ZL 201810757332.2 (case no. 408) against the Company’s WiFi 6 products. The Company’s challenge of the Jinan Court’s jurisdiction in both cases was denied by the Supreme Court of China. The parties attended an evidentiary hearing for the cases on July 3, 2023. Licensing and technical hearings followed on July 24, 2023 and July 25, 2023. After the July 25th hearing, the Court indicated it will advise the parties of further action.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited

On or around July 3, 2023, Huawei filed a new infringement suit, asserting patent EP 3 611 989 (the ’989 Patent), against NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited at the Unified Patent Court (UPC) in Munich, Germany. The Company filed its Statement of Defense on November 7, 2023 and the Court held an interim conference on February 19, 2024. The deadline for the parties to complete briefing is June 3, 2024 and the oral hearing is scheduled for June 18, 2024.

On around December 11, 2023, Huawei filed a second UPC suit, asserting EP 3 678 321 (“EP 321”), against the Company and requested that the Court allow it to amend the pending EP 989 case to add EP 321. The Company disagreed and filed an objection. The Appeal Court found in favor of the Company and designated the EP 321 matter as a separate case. The Company filed its Statement of Defense on April 18, 2024, to include a counterclaim for revocation of the patent at the UPC.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the three months ended March 31, 2024, the Company repurchased and retired, reported based on trade date, approximately 0.8 million shares of common stock, at a cost of approximately $11.4 million under the repurchase authorization. The Company did not repurchase any shares of common stock during the three months ended April 2, 2023. As of March 31, 2024, 1.7 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 32,000 and 6,000 shares of common stock, at a cost of approximately $0.5 million and $0.1 million, during the three months ended March 31, 2024 and April 2, 2023, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2023	$126	$7	$3	$136
Other comprehensive income (loss) before reclassifications	(166)	(5)	6	(165)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(63)	13	(50)
Net current period other comprehensive income (loss)	(166)	58	(7)	(115)
Balance as of March 31, 2024	$(40)	$65	$(4)	$21

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	241	1,046	(240)	1,047
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	581	(122)	459
Net current period other comprehensive income (loss)	241	465	(118)	588
Balance as of April 2, 2023	$(81)	$127	$7	$53

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(79)	$689
Cost of revenue	—	(1)
Research and development	(1)	(8)
Sales and marketing	9	(83)
General and administrative	8	(16)
Total before tax	(63)	581
Tax impact	13	(122)
Total, net of tax	$(50)	$459

Note 10. Employee Benefit Plans

The Company grants options, RSUs, and performance shares under the 2016 Incentive Plan (the “2016 Plan”), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of March 31, 2024, approximately 2.8 million shares were reserved for future grants under the 2016 Plan.

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which Stock Options, Restricted Stock, Restricted Stock Units, Stock Appreciation Rights, Performance Units, Performance Shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of March 31, 2024, approximately 0.9 million shares were reserved for future grants under the 2024 Inducement Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of March 31, 2024, approximately 0.6 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	866	$30.70
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	—	$—
Outstanding as of March 31, 2024	866	$30.70

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	1,567	$22.83
Granted	459	$14.90
Vested	(85)	$19.93
Cancelled	(41)	$22.15
Outstanding as of March 31, 2024	1,900	$20.87

Performance-Based RSU Activity

Since 2020, the Company’s executive officers were granted performance-based restricted stock units (“PSUs”) under the 2016 Plan with vesting occurring at the end of a three-year period if performance conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance conditions and the recipients’ continued service with the Company. The number of stock units to vest could range from 0% to 150% of the target shares granted. At the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period.

In February 2024, the Company granted PSUs under the 2024 Inducement Plan to its newly-hired Chief Executive Officer with 1/3 of the target PSUs being allocated to each tranche and vesting occurring at the end of each anniversary of the vesting commencement date over a three-year period. The number of PSUs to vest could range from 0% to 150% of the target shares granted and are determined based on achievement of the pre-determined market condition and the recipients’ continued service with the Company. The grant date fair value was determined using the Monte Carlo valuation method. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date for each tranche.

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	417	$24.76
Granted	456	$20.71
Vested	—	$—
Cancelled	(296)	$27.36
Outstanding as of March 31, 2024	577	$20.23

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Cost of revenue	$365	$351
Research and development	698	1,065
Sales and marketing	1,237	1,431
General and administrative	2,244	1,818
Total	$4,544	$4,665

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of March 31, 2024, $36.8 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) expected to be recognized over a weighted-average period of 2.4 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Connected Home and NETGEAR for Business:

•
Connected Home: Focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 Tri-band and Quad-band mesh systems, and routers, 4G/5G mobile products, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support; and
•
NETGEAR for Business: Focuses on small and medium sized businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Effective on January 1, 2024, resulting from certain segment structure changes, the Company revised its allocation method by allocating certain historically unallocated operating expenses to its individual operating segments. The prior-year segment financial information has been recast to conform to the current-year presentation. Financial information for each reportable segment and a reconciliation of segment contribution income (loss) to loss before income taxes is as follows:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023*
Net Revenue:
Connected Home	$95,963	$102,746
NETGEAR for Business	68,623	78,162
Total net revenue	$164,586	$180,908

Contribution Income (loss):
Connected Home	$(6,140)	$(1,756)
Contribution margin	(6.4)%	(1.7)%
NETGEAR for Business	$9,904	$14,057
Contribution margin	14.4%	18.0%
Total segment contribution income	$3,764	$12,301
Corporate and unallocated costs	(19,806)	(19,374)
Amortization of intangibles	—	(129)
Stock-based compensation expense	(4,544)	(4,665)
Restructuring and other charges	(1,032)	(108)
Litigation reserves, net	(30)	—
Other income, net (1)	2,850	1,406
Loss before income taxes	$(18,798)	$(10,569)

(1)
Amounts included gain/(loss), net from derivatives not designated as hedging instruments of $1.5 million and $(0.2) million, for the three months ended March 31, 2024 and April 2, 2023, respectively.

* Financial information for each reportable segment were recast to conform to the current reportable segment structure.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
United States (U.S.)	$107,289	$117,798
Americas (excluding U.S.)	2,639	4,124
EMEA (1)	31,187	39,178
APAC (1)	23,471	19,808
Total net revenue	$164,586	$180,908

(1)
No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	March 31, 2024	December 31, 2023
United States (U.S.)	$23,757	$25,051
Canada	4,712	4,714
Americas (excluding U.S. and Canada)	64	68
EMEA	3,582	3,739
Singapore	5,995	6,218
APAC (excluding Singapore) (1)	5,956	5,768
Total	$44,066	$45,558

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 31, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$27,848	$27,848	$—
Available-for-sale investments: U.S. treasury securities(1)	108,100	—	108,100
Trading securities: mutual funds(1)	8,492	8,492	—
Available-for-sale investments: convertible debt securities(1)	173	—	173
Foreign currency forward contracts(2)	168	—	168
Total assets measured at fair value	$144,781	$36,340	$108,441
Liabilities:
Foreign currency forward contracts(3)	$45	$—	$45
Total liabilities measured at fair value	$45	$—	$45

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,986	$25,986	$—
Available-for-sale investments: U.S. treasury securities(1)	98,454	—	98,454
Trading securities: mutual funds(1)	8,304	8,304	—
Available-for-sale investments: convertible debt securities(1)	173	—	173
Foreign currency forward contracts(2)	291	—	291
Total assets measured at fair value	$133,208	$34,290	$98,918
Liabilities:
Foreign currency forward contracts(3)	$1,691	$—	$1,691
Total liabilities measured at fair value	$1,691	$—	$1,691

(1)
Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)
Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)
Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company’s investments in money-market funds and mutual funds are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s investments in U.S. treasury securities are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable or identical instruments in less active markets. The Company’s investments in convertible debt securities issued by a publicly held company are classified within Level 2 of the fair value hierarchy as the fair value for the instrument approximates its cost based on the contractual terms of the arrangement. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that consider the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

Restructuring and other charges recognized in the three months ended March 31, 2024 and April 2, 2023, respectively, were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with projected revenue levels. The liabilities as of March 31, 2024 are expected to be settled in 2024.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2023	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 31, 2024
Restructuring
Employee termination charges	$257	$924	$(665)	$(14)	$502
Lease contract termination and other charges	30	108	(3)	(114)	21
Total Restructuring and other charges	$287	$1,032	$(668)	$(128)	$523

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2022	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at April 2, 2023
Restructuring
Employee termination charges	$1,912	$108	$(1,149)	$21	$892
Total Restructuring and other charges	$1,912	$108	$(1,149)	$21	$892

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR’s plan to closely align end sales with revenue and expected efficiency, predictability and profitability; NETGEAR’s strategic adjustments, long-term strategy and capital allocation priorities; NETGEAR’s investments in developing new products and subscription services, enhancing current products and expanding channels and direct-to-consumer capabilities; NETGEAR’s outsourcing strategy and its impact to products cost and gross margin; expectations regarding product mix and market demand for NETGEAR’s products and services, including NETGEAR for Business and Connected Home products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product and services introductions that position NETGEAR for growth and market share gain; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory management and inventory costs; expectations regarding transportation costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding expected tax rates or tax expenses; and expectations regarding NETGEAR’s subscription services, service revenue and gross margin. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products. Our products connect people, power businesses and service providers. Our products are designed to simplify and improve people’s lives. Our strategy for Connected Home Segment is to develop products to serve a broader segment of the consumer networking market, to evolve our marketing messaging to highlight our points of differentiation, as well as to leverage our position and independence to forge value-added partnerships that drive innovation and improve the experience for our customers. Our strategy for NETGEAR For Business segment is to innovate manufacturing partner integrations, to deploy our products in businesses of all sizes, as well as to capitalize on our product leadership position to pursue new and adjacent verticals, such as to expand our reach into the broadcast industry. Our goal is to enable people and businesses to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and highly differentiated, connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as multi-Gigabit internet service to homes, WiFi 7, audio and video over Ethernet, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: Connected Home and NETGEAR for Business (formerly known as Small and Medium Business, or SMB). We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The Connected Home segment focuses on consumers and provides high-performance, dependable, and easy-to-use premium WiFi internet networking solutions such as WiFi 6, WiFi 6E, and WiFi 7 Tri-band and Quad-band mesh systems, 4G/5G mobile products, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support. The NETGEAR for Business segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Costco, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the three months ended March 31, 2024, our net revenue decreased by $16.3 million, compared to the prior year period, mainly driven by decreases of $9.5 million in our NETGEAR for Business segment, and $6.8 million in our Connected Home segment. The decrease in NETGEAR for Business net revenue was primarily due to lower demand for transactional switches attributable to the uncertain macro environment. The decrease in Connected Home net revenue was primarily due to the prior year result benefiting from a higher total addressable market, leading to a year-over-year decline in the retail channel, partially offset by higher net revenue from the service provider channel. Despite the decline in net revenue during the three months ended March 31, 2024, demand for our 5G mobile hotspots continued to grow. We also experienced continued strong demand for the Pro AV product line of managed switches, and growth in our services revenue. Our gross margin percentage decreased 410 basis points for the three months ended March 31, 2024, compared to the prior year period, in part attributable to Connected Home segment which experienced higher cost of inventory, greater mix of service provider products, and increased marketing spend as a percentage of net revenue. Loss from operations increased by $9.7 million for the three months ended March 31, 2024, compared to the prior year period, primarily attributable to lower net revenue.

Geographically, net revenue from Connected Home and NETGEAR for Business decreased in Americas and EMEA, partially offset by increases in APAC during the three months ended March 31, 2024, compared to the prior year period.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends created uncertainty in the global economic environment since 2022. These include conditions such as the potential for a recession, fluctuations in inflation, elevated interest rates, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, and ongoing worldwide tensions, including the Russia-Ukraine conflict, Israel-Hamas conflict, and Red Sea crisis. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight are unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, as the macro-economic environment remains challenged and higher than expected inflation and interest rates persist, given the increasing pressure on channel inventory and costs associated with having excess channel inventory, we have elected to accelerate the depletion of our slower moving inventory and will continue to work with our channel partners to optimize their inventory carrying levels in the second quarter to position us for a stronger second half of the year relative to the first half of the year. Despite these challenges, we expect to continue to experience strong underlying demand in the premium portion of our Connected Home product portfolio powered by our premium WiFi mesh systems and 5G mobile hotspots, along with growth in the Pro AV market. With the estimated impact to our second fiscal quarter to accelerate the inventory reduction with our channel partners being in the $25 million to $30 million range, we expect the net revenue in the second fiscal quarter of 2024 to be in the range of $125 million to $140 million, including $15 million from the service provider channels. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 7, WiFi 6E, WiFi 6, 5G, audio and video over Ethernet, to develop and expand the premium WiFi market through new product introductions and to develop and roll out service offerings that build recurring service revenue streams.

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

For a complete description of what we believe to be the critical accounting estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024		April 2, 2023
Net revenue	$164,586	100.0%	$180,908	100.0%
Cost of revenue	116,349	70.7%	120,526	66.6%
Gross profit	48,237	29.3%	60,382	33.4%
Operating expenses:
Research and development	20,227	12.3%	22,134	12.2%
Sales and marketing	30,529	18.6%	33,879	18.7%
General and administrative	18,067	11.0%	16,236	9.0%
Other operating expenses, net	1,062	0.6%	108	0.1%
Total operating expenses	69,885	42.5%	72,357	40.0%
Loss from operations	(21,648)	(13.2)%	(11,975)	(6.6)%
Other income, net	2,850	1.8%	1,406	0.8%
Loss before income taxes	(18,798)	(11.4)%	(10,569)	(5.8)%
Benefit from income taxes	(148)	(0.1)%	(857)	(0.4)%
Net loss	$(18,650)	(11.3)%	$(9,712)	(5.4)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Americas	$109,928	(9.8)%	$121,922
Percentage of net revenue	66.8%		67.4%
EMEA	$31,187	(20.4)%	$39,178
Percentage of net revenue	18.9%		21.7%
APAC	$23,471	18.5%	$19,808
Percentage of net revenue	14.3%		10.9%
Total net revenue	$164,586	(9.0)%	$180,908

Americas

Net revenue in Americas decreased in the three months ended March 31, 2024, driven by declines in Connected Home segment’s net revenue of 7.2% and in NETGEAR for Business segment’s net revenue of 15.8%, respectively, compared to the prior year period. The decline in Connected Home net revenue was primarily due to the prior year result benefiting from a higher total addressable market, leading to a year-over-year decline in the retail channel, partially offset by higher net revenue from the service provider channel, compared to the prior year period. The decline in NETGEAR for Business net revenue was mainly due to lower demand for transactional switches attributable to the uncertain macro environment.

EMEA

Net revenue in EMEA decreased in the three months ended March 31, 2024, compared to the prior year period, primarily due to the performance of both Connected Home and NETGEAR for Business segments, which experienced declines in net revenue of 33.6% and 14.5%, respectively. The net revenue decline in NETGEAR for Business segment was mainly driven by lower demand for transactional switches attributable to the uncertain macro environment. The net revenue decline in Connected Home segment was mainly due to lower net revenue from service provider channel.

APAC

Net revenue in APAC increased in the three months ended March 31, 2024, compared to the prior year period, mainly driven by a net revenue increase from the service provider channel in our Connected Home segment, whereas NETGEAR For Business net revenue was flat year over year.

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

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Cost of revenue	$116,349	(3.5)%	$120,526
Gross margin percentage	29.3%		33.4%

Our gross margin percentage decreased for the three months ended March 31, 2024, compared to the prior year period, primarily attributable to Connected Home segment which experienced higher cost of inventory, greater mix of service provider products, which generally carried lower gross margin, and increased marketing expenditures as a percentage of net revenue. In the second fiscal quarter of 2024, as we accelerate the depletion of our slower moving inventory, and continue to optimize our channel inventory level in our NETGEAR For Business segment, we expect our gross margin to be negatively impacted due to the product mix given NETGEAR For Business segment normally carries higher gross margin and high cost of inventory.

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

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Research and development	$20,227	(8.6)%	$22,134

Research and development expenses decreased for the three months ended March 31, 2024, compared to the prior year period, primarily driven by a decrease in professional service fees of $1.0 million and a decrease in personnel-related expenditures of $0.5 million.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the second fiscal quarter of 2024 to be in line with the same quarter of 2023. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, AV over IP managed switches and NETGEAR for Business wireless products. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Sales and marketing	$30,529	(9.9)%	$33,879

The decline in sales and marketing expenses for the three months ended March 31, 2024, compared to the prior year period, was primarily attributable to decreases in brand marketing expenditures of $2.0 million, and personnel-related expenditures of $1.1 million, mainly due to lower headcount.

We expect sales and marketing expenses in absolute dollar amount in the second fiscal quarter of 2024 to be in line with or slightly below the same quarter of 2023 level. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
General and administrative	$18,067	11.3%	$16,236

The increase in general and administrative expenses for the three months ended March 31, 2024, compared to the prior year period, was primarily driven by increases in personnel-related expenditures of $1.5 million mainly due to higher variable compensation and expenses associated with CEO transition, as well as increases in legal and professional services fees of $1.0 million, mainly associated with litigation matters.

We expect general and administration expenses in absolute dollar amount in the second fiscal quarter of 2024 to be slightly above the same quarter of 2023 level, partially due to executive transition costs. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Other Operating Expenses (Income), Net

Other operating expenses (income), net consists of restructuring and other charges, litigation reserves, net, and change in fair value of contingent consideration. The following table presents Other operating expenses (income), net for the periods indicated:

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Other operating expenses, net	$1,062	**	$108

** Percentage change not meaningful.

For the three months ended March 31, 2024, we incurred restructuring and other charges of $1.0 million, associated with our reorganization to better align the cost structure of the business with projected revenue levels. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. As our plan for developing a long-term strategy and prioritize the allocation of our capital to build a higher growth, and more profitable business, we expect to incur additional restructuring changes in the coming quarters driven by restructuring activities relating to executive transitions.

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

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Other income, net	$2,850	**	$1,406

** Percentage change not meaningful.

The change in other income (expenses), net for the three months ended March 31, 2024, compared to the prior year period, was primarily due to higher interest income resulting from higher interest rates and higher cash and short-term investment balances.

Provision for (Benefit from) Income Taxes

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Benefit from income taxes	$(148)	(82.7)%	$(857)
Effective tax rate	0.8%		8.1%

The change in taxes for the three months ended March 31, 2024, compared to the prior year period, was primarily due to the continued full valuation allowance on deferred tax assets for U.S. federal and state purposes that was established during the period ended October 1, 2023. We evaluated the current results as of the period ended March 31, 2024, coupled with the expectations for the remainder of the year, and determined that it continued to not be more likely than not that the deferred tax assets would be realized, and accordingly, recorded no benefit for the forecasted tax loss for the three months ended March 31, 2024. By comparison, for the three months ended April 2, 2023, a tax benefit was recorded on the pre-tax loss since the valuation allowance on deferred tax assets had not yet been established.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information

In the first fiscal quarter of 2024, resulting from certain segment structure changes, we revised our allocation method by allocating certain historically unallocated operating expenses to our individual operating segments. The prior-year segment financial information has been recast to conform to the current-year presentation. Additional information on the change, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 11, Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue in Note 3, Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Connected Home Segment

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Net revenue	$95,963	(6.6)%	$102,746
Percentage of net revenue	58.3%		56.8%
Contribution income (loss)	$(6,140)	**	$(1,756)
Contribution margin	(6.4)%		(1.7%)

** Percentage change not meaningful.

Connected Home net revenue decreased in the three months ended March 31, 2024, compared to the prior year period, primarily due to the prior year result benefiting from a higher total addressable market, leading to a year-over-year decline in the retail channel, partially offset by higher net revenue from the service provider channel in the Americas and APAC regions. Despite a decline in the overall consumer networking market during the three months ended March 31, 2024, our 5G mobile hotspots continued to grow, and we saw growth in our services revenue, as compared to the prior year period. Geographically, Connected Home net revenue decreased in the Americas and EMEA regions, whereas net revenue in APAC increased in the three months ended March 31, 2024, compared to the prior year period.

Connected Home contribution loss increased in the three months ended March 31, 2024, compared to the prior year period, primarily due to higher cost of inventory, greater mix of service provider products, which generally carried lower gross margin, and increased marketing expenditure as a percentage of net revenue.

NETGEAR for Business Segment

	Three Months Ended
(In thousands, except percentage data)	March 31, 2024	% Change	April 2, 2023
Net revenue	$68,623	(12.2)%	$78,162
Percentage of net revenue	41.7%		43.2%
Contribution income	$9,904	(29.5)%	$14,057
Contribution margin	14.4%		18.0%

NETGEAR for Business net revenue decreased for the three months ended March 31, 2024, compared to the prior year period, primarily due to lower demand for transactional switches attributable to the uncertain macro environment, particularly in Americas and Europe. We continued to experience strong demand for the Pro AV product line of managed switches. Geographically, NETGEAR for Business net revenue decreased in Americas and EMEA regions, whereas net revenue in APAC slightly increased in the three months ended March 31, 2024, compared to the prior year period.

NETGEAR for Business contribution income decreased in the three months ended March 31, 2024, compared to the prior year period, primarily due to lower net revenue, and lower gross margin achievement mainly attributable to higher cost of inventory.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of March 31, 2024, we had cash, cash equivalents and short-term investment of $289.4 million, an increase of $5.8 million from December 31, 2023.

As of March 31, 2024, approximately 31% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Three Months Ended
(In thousands)	March 31, 2024	April 2, 2023
Cash provided by operating activities	$17,190	$9,122
Cash used in investing activities	(11,339)	(14,597)
Cash provided by (used in) financing activities	(9,912)	2,166
Net cash decrease	$(4,061)	$(3,309)

Operating activities

Net cash provided by operating activities increased by $8.1 million in the three months ended March 31, 2024, compared to the prior year period, primarily due to favorable working capital movements. Our accounts payable (excluding payables related to property and equipment) decreased from $46.4 million as of December 31, 2023 to $37.5 million as of March 31, 2024, primarily due to the reduction and timing of inventory receipts and supplier payments. Accounts receivable decreased from $185.1 million as of December 31, 2023 to $172.8 million as of March 31, 2024, primarily due to the timing of cash collections and lower revenue. Inventory decreased from $248.9 million as of December 31, 2023 to $211.3 million as of March 31, 2024. We continue to make progress in optimizing our inventory carrying levels and start to accelerate the depletion of our slower moving inventory. We expect to continue generating cash from operating activities in the remainder of fiscal 2024 as we make further progress in reducing our inventory.

Investing activities

Net cash used in investing activities decreased by $3.3 million in the three months ended March 31, 2024, compared to the prior year period, mainly driven by lower net purchases of short-term investments.

Financing activities

Net cash used in financing activities was $9.9 million in the three months ended March 31, 2024, compared to net cash provided by financing activities of $2.2 million in the prior year period, primarily due to repurchases of our common stock in the current period.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the three months ended March 31, 2024, we repurchased and retired, reported based on trade date, approximately 0.8 million shares of common stock, at a cost of approximately $11.4 million under the repurchase authorization. We did not repurchase any shares of common stock during the three months ended April 2, 2023. As of March 31, 2024, approximately 1.7 million shares remained authorized for repurchase under the repurchase program. We also repurchased and retired, reported based on trade date, approximately 32,000 and 6,000 shares of common stock, at a cost of approximately $0.5 million and $0.1 million during the three months ended March 31, 2024 and April 2, 2023, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 31, 2024, from those as of December 31, 2023, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

As of March 31, 2024, we had $77.0 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $42.6 million as of December 31, 2023. Due to an elongation of the time from order placement to production that occurred several years ago, we issued purchase orders to supply chain partners beyond contractual termination periods. As of March 31, 2024, $274.2 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to this item may be found in Note 2, Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which are hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 31, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Risks Related to our Business, Industry and Operations

•
Optimizing our channel partners' inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.
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
•
Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks and improper use of artificial intelligence (“AI”) tools, could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.
•
If we are unable to successfully leverage AI technology to automate and drive efficiencies in our operations and products and services, our business, reputation, results of operations and financial condition could be harmed.
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
•
Our user growth, engagement, and monetization of our subscription services depend upon effective operation with mobile operating systems, networks, technologies, products, and standards that we do not control.
•
If we are unable to secure and protect our intellectual property rights, our ability to compete could be harmed.

Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges

•
We are currently involved in litigation matters and may in the future become involved in additional litigation.
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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 16, 2024.

Risks Related to our Business, Industry and Operations

* Optimizing our channel partners' inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and optimize our channel partners' inventory levels and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we see signs of the retail networking market stabilizing, the uncertain macroeconomic environment and persistent high inflation and interest rates are also putting pressure on our NETGEAR for Business channel partners. We have experienced and continue to experience lower revenue as a result of our channel partners lowering their inventory levels and higher cost of carrying excess channel inventory. On the other hand, low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, when demand for our Connected Home products turned out to be lower than we previously forecasted, it had resulted in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. replenished inventory slower than they sold through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

* To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer and business demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we previously made a strategic shift to focus on premium, higher margin products and have committed a substantial amount of resources to the development, manufacture, branding, marketing and sale of our Nighthawk mobile hotspot products, Orbi WiFi systems and Pro AV managed switches, and to introducing additional and improved models and services in these lines. In the third quarter of 2023, we launched our first WiFi 7 products, namely the Orbi 97X mesh system and the Nighthawk RS700 router, and will continue to invest in a strong pipeline of WiFi 7 introductions in 2024 across all our major product lines. The success of new products and services depends on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and channel inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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

 We have invested, and in the future may invest, in new business strategies and adjust existing business strategies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal and regulatory challenges, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Changes in business strategies are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition. For example, as mentioned in the risk factor above “To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services”, we previously made a strategic shift to focus on premium, higher margin products and services and we continue to make changes in our business strategies, including pursuing new, adjacent markets. Changes in business strategy would require us to hire in key areas and make certain investments, including marketing; however, such investments may not prove to be successful. If we fail to develop and successfully execute on our business strategies, our business, financial condition, results of operations and reputation could be materially adversely affected.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we had previously experienced certain chipset shortages for some of our switching products from two of our semiconductor suppliers who did not have enough wafer capacity to satisfy our demand, and this shortage continued for several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for Artificial Intelligence chips increase, semiconductor production capacity may be shifted to these specific components thereby constraining supply of or increasing cost on chips used in our products. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic, geopolitical conditions, trade disputes or public health issues. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment or disruptions to information infrastructure or power transmission or navigation miscalculations which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. Also, many standardized components used broadly in electronic devices are manufactured in significant quantities in concentrated geographic regions, particularly in Greater China. As a result, protracted crises, geopolitical unrest and uncertain economic conditions, could lead to eventual shortages of necessary components sourced from impacted regions or increased component costs. Additionally, government intervention to curb the consumption of electricity in China could have a disruptive impact on component production and supply availability. It could be difficult, costly and time consuming to obtain alternative sources for these components, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, as well as their sub-contract manufacturers. In most cases, we rely on these manufacturers to procure components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to uncertain and changing economic and geopolitical conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a manufacturer can produce our products at the appropriate volumes and in the quality that we require. In addition, as we recently have transitioned a substantial portion of our manufacturing facilities to different regions, we are subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

In our typical ODM arrangement, our ODMs are generally responsible for sourcing the components of the products and warranting that the products will work against a product’s specification, including any software specifications. If we needed to move to a contract manufacturing arrangement, we would take on much more, if not all, of the responsibility around these areas, including increased costs and personnel expertise. If we are unable to properly manage these risks, our products may be more susceptible to defects and our business would be harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in the first fiscal quarter of 2024 and approximately 34% of overall net revenue in fiscal 2023. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts, like the Middle East conflict, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, at times during the COVID-19 pandemic, we experienced significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Singapore, Rotterdam, Los Angeles or Long Beach, California, where we have significant distribution centers, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we had experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and had suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. In addition, as mentioned above in the risk factor "Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products," many of our retail and service provider customers have and continue to reduce their target inventory levels to more closely match with product demand. This further intensifies the need for our transportation systems to function effectively and without delay. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

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

Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks and improper use of artificial intelligence (“AI”) tools, could disrupt our products, services, internal operations or information technology systems, and any such disruption could increase our expenses, damage our reputation, harm our business and adversely affect our stock price.

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

* If we are unable to successfully leverage AI technology to automate and drive efficiencies in our operations and products and services, our business, reputation, results of operations and financial condition could be harmed.

We have embarked on an AI transformation effort to take full advantage of automation, artificial intelligence, machine learning and other technologies to drive efficiencies and improve productivity in our operations and to develop and improve our products, services and customer experiences. As we increase our investment in technology, software and systems to support this transformation effort, such investments may not increase productivity, result in more efficient operations or deliver better products, services and customer experiences. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption or delays to our operations, which may harm our business. Our competitors may incorporate AI technologies into their products and services more quickly or more successfully than us and could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed, and the use of AI has been known to result in, and may in the future result in cybersecurity incidents. Further, the rapid evolution of AI may require the dedication of significant resources to develop, test and maintain AI technologies. If our incorporation of AI technologies does not increase our operational efficiency in accordance with our expectations, or if competition increases for the technology and services provided by third parties, our business, results of operations and financial condition may be harmed. The legal and regulatory landscape surrounding generative AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, discrimination, cybersecurity, privacy and data protection. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Further, the continued integration of any AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation against such non-practicing entities and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In 2022, a third-party initiated litigation against us in Germany and China, which carries with it the threat of an injunction on the importation of our products into Germany and China, as well as a significant increase in time and resources to defend against. In addition, several third-party non practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. We have been in litigation with the ITA for the 2004 through 2012 years. This litigation was appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court was held on March 6, 2024. As of March 31, 2024, decisions were issued in the Company’s favor for the 2008 through 2012 tax years. As of the March 31, 2024 decisions on the 2004 through 2007 tax years had not yet been issued. If we are unsuccessful in defending our tax positions for the remaining years, our profitability will be reduced.

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

We manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. For example, certain regulations limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we expended significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

General Risk Factors

* If we lose the services of our key personnel, we may not be able to execute our business strategy effectively.

Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, we appointed a new Chief Executive Officer effective January 31, 2024 and are undergoing a leadership change to our NETGEAR for Business reporting unit. The failure to successfully transition could adversely affect our results of operations. Our future success depends in large part upon the continued services of our key technical, engineering, sales, marketing, finance and senior management personnel. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of any of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. Our future success also depends on our ability to hire for key functions. The market for talent in the technology industry, especially in the areas of software and subscription services is competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel.

Global economic conditions could materially adversely affect our revenue and results of operations.

Our business has been and may continue to be affected by a number of factors that are beyond our control, such as general geopolitical, economic and business conditions, conditions in the financial markets, and changes in the overall demand for Pro AV, networking and smart home products. A severe and/or prolonged economic downturn could adversely affect our customers’ financial condition and the levels of business activity of our customers. Weakness in, and uncertainty about, global economic conditions may cause businesses to postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for networking products. Adverse changes in economic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could adversely impact the demand and sale of our products to end users and the quantity of products our customers decide to purchase from us (or change the mix of products demanded) and make it more challenging to forecast our operating results and make business decisions. For example, during the fourth quarter of 2022, our APAC sales were dampened by a sudden economic downturn in China due to sudden, widespread COVID-19 infections and illnesses.

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

In addition, health epidemics, war, terrorism, geopolitical uncertainties, social and economic instability, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products imported from China, U.S. sanctions against Russia as a result of the Russia-Ukraine dispute, the Israel-Hamas conflict, and Red Sea crisis), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, geopolitical disputes or conflicts, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1, 2024 - January 28, 2024	—	$—	—	2.5
January 29, 2024 - February 25, 2024	615,427	$14.48	587,956	1.9
February 26, 2024 - March 31, 2024	199,225	$14.98	195,043	1.7
Total	814,652	$14.61	782,999

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended March 31, 2024, we repurchased and retired, as reported on trade date, approximately 32,000 shares of common stock at a cost of approximately $0.5 million to facilitate tax withholding for Restricted Stock Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 31, 2024, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Heidi B. Cormack, Chief Marketing Officer	Adopted	2/12/2024	Yes		Net shares resulting from the vesting of 18,750 (gross) RSUs	N/A	8/30/2024
Shravan K. Goli, Director	Adopted	2/27/2024	Yes		50% of net shares resulting from the vesting of 14,064 (gross) RSUs	N/A	7/31/2024
Tamesa T. Rogers, Chief People Officer	Adopted	2/26/2024	Yes		Up to 47,605 shares	N/A	5/30/2025
Thomas H. Waechter, Director	Adopted	2/29/2024	Yes		Up to 7,991 shares	N/A	2/28/2025

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Net shares issued with shares withheld to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for the vesting of RSUs and PSUs.

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1+	2024 Inducement Equity Incentive Plan and forms of agreement thereunder	8-K	2/14/2024	10.1

10.2+	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder	10-K	2/16/2024	10.2

10.3+	Executive Succession and Advisory Services Agreement, dated January 30, 2024, between the registrant and Patrick C.S. Lo				X

10.4+	Offer Letter, dated January 30, 2024, between the registrant and Charles (CJ) Prober				X

10.5+	Form of Change in Control and Severance Agreement (Chief Executive Officer)				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104*	Cover Page Interactive Data File				X

+	Management contract or arrangement

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

Date: May 3, 2024