Form 10-Q
period 2024-06-30
NETGEAR, INC.
filed 2024-08-02
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,678,721 as of July 26, 2024.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$177,104	$176,717
Short-term investments	117,235	106,931
Accounts receivable, net of allowance for doubtful accounts of $417 and $338 as of June 30, 2024 and December 31, 2023, respectively	147,069	185,059
Inventories	188,936	248,851
Prepaid expenses and other current assets	27,228	30,421
Total current assets	657,572	747,979
Property and equipment, net	11,041	8,273
Operating lease right-of-use assets	33,394	37,285
Goodwill	36,279	36,279
Other non-current assets	15,800	17,326
Total assets	$754,086	$847,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,129	$46,850
Accrued employee compensation	23,966	21,286
Other accrued liabilities	159,586	168,084
Deferred revenue	28,682	27,091
Income taxes payable	665	1,037
Total current liabilities	253,028	264,348
Non-current income taxes payable	8,076	12,695
Non-current operating lease liabilities	24,748	29,698
Other non-current liabilities	8,835	4,906
Total liabilities	294,687	311,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	30
Additional paid-in capital	980,069	967,651
Accumulated other comprehensive income (loss)	(104)	136
Accumulated deficit	(520,595)	(432,322)
Total stockholders’ equity	459,399	535,495
Total liabilities and stockholders’ equity	$754,086	$847,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net revenue	$143,900	$173,413	$308,486	$354,321
Cost of revenue	112,077	119,113	228,426	239,639
Gross profit	31,823	54,300	80,060	114,682
Operating expenses:
Research and development	19,851	20,831	40,078	42,965
Sales and marketing	29,757	32,482	60,286	66,361
General and administrative	19,186	16,536	37,253	32,772
Litigation reserves, net	8,200	—	8,230	—
Restructuring and other charges	1,688	2,229	2,720	2,337
Total operating expenses	78,682	72,078	148,567	144,435
Loss from operations	(46,859)	(17,778)	(68,507)	(29,753)
Other income, net	2,713	7,999	5,563	9,405
Loss before income taxes	(44,146)	(9,779)	(62,944)	(20,348)
Provision for (benefit from) income taxes	1,029	(1,192)	881	(2,049)
Net loss	$(45,175)	$(8,587)	$(63,825)	$(18,299)

Net loss per share
Basic	$(1.56)	$(0.29)	$(2.19)	$(0.63)
Diluted	$(1.56)	$(0.29)	$(2.19)	$(0.63)
Weighted average shares used to compute net loss per share:
Basic	28,883	29,319	29,136	29,170
Diluted	28,883	29,319	29,136	29,170

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Net loss	$(45,175)	$(8,587)	$(63,825)	$(18,299)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(82)	109	(24)	574
Change in unrealized gains and losses on available-for-sale investments	(53)	(50)	(219)	191
Other comprehensive income (loss), before tax	(135)	59	(243)	765
Tax benefit (provision) related to derivatives	10	(12)	3	(71)
Tax provision related to available-for-sale investments	—	12	—	(47)
Other comprehensive income (loss), net of tax	(125)	59	(240)	647
Comprehensive loss	$(45,300)	$(8,528)	$(64,065)	$(17,652)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(166)	—	(166)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,650)	(18,650)
Stock-based compensation	—	—	4,544	—	—	4,544
Repurchase of common stock	(783)	(1)	—	—	(11,443)	(11,444)
Restricted stock unit withholdings	(32)	—	—	—	(454)	(454)
Issuance of common stock under stock-based compensation plans	270	—	1,986	—	—	1,986
Balance as of March 31, 2024	29,071	29	974,181	21	(462,869)	511,362
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(53)	—	(53)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(45,175)	(45,175)
Stock-based compensation	—	—	5,888	—	—	5,888
Repurchase of common stock	(800)	(1)	—	—	(10,120)	(10,121)
Restricted stock unit withholdings	(165)	—	—	—	(2,431)	(2,431)
Issuance of common stock under stock-based compensation plans	573	1	—	—	—	1
Balance as of June 30, 2024	28,679	$29	$980,069	$(104)	$(520,595)	$459,399

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	182	—	182
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	406	—	406
Net loss	—	—	—	—	(9,712)	(9,712)
Stock-based compensation	—	—	4,665	—	—	4,665
Restricted stock unit withholdings	(6)	—	—	—	(120)	(120)
Issuance of common stock under stock-based compensation plans	154	—	2,286	—	—	2,286
Balance as of April 2, 2023	29,056	29	953,074	53	(334,594)	618,562
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(38)	—	(38)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	97	—	97
Net loss	—	—	—	—	(8,587)	(8,587)
Stock-based compensation	—	—	4,687	—	—	4,687
Restricted stock unit withholdings	(141)	—	—	—	(1,985)	(1,985)
Issuance of common stock under stock-based compensation plans	485	—	—	—	—	—
Balance as of July 2, 2023	29,400	$29	$957,761	$112	$(345,166)	$612,736

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 30, 2024	July 2, 2023
Cash flows from operating activities:
Net loss	$(63,825)	$(18,299)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,048	3,866
Stock-based compensation	10,432	9,352
Gain on investments, net	(1,985)	(1,464)
Deferred income taxes	542	(7,839)
Provision for excess and obsolete inventory	2,954	1,531
Changes in assets and liabilities:
Accounts receivable, net	37,991	97,989
Inventories	56,961	(26,401)
Prepaid expenses and other assets	3,866	962
Accounts payable	(6,620)	(49,747)
Accrued employee compensation	2,680	(1,870)
Other accrued liabilities	(7,641)	(37,200)
Deferred revenue	2,222	2,664
Income taxes payable	(4,990)	988
Net cash provided by (used in) operating activities	35,635	(25,468)
Cash flows from investing activities:
Purchases of short-term investments	(67,998)	(68,042)
Proceeds from maturities of short-term investments	60,000	55,006
Purchases of property and equipment	(4,817)	(1,599)
Purchases of long-term investments	(90)	(225)
Net cash used in investing activities	(12,905)	(14,860)
Cash flows from financing activities:
Repurchases of common stock	(21,444)	—
Restricted stock unit withholdings	(2,885)	(2,105)
Proceeds from issuance of common stock under employee stock purchase plan	1,986	2,286
Net cash provided by (used in) financing activities	(22,343)	181
Net increase (decrease) in cash and cash equivalents	387	(40,147)
Cash and cash equivalents, at beginning of period	176,717	146,500
Cash and cash equivalents, at end of period	$177,104	$106,353
Non-cash investing and financing activities:
Unpaid property and equipment	$1,630	$1,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

NETGEAR, Inc. (“NETGEAR” or the “Company”) is a global company, incorporated in Delaware in January 1996. The Company turns ideas into innovative, high-performance and premium networking products that connect people, power businesses and advance the way we live. The Company is dedicated to delivering innovative and highly differentiated connected solutions ranging from easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks, to switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications. Its products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, the Company continually invests in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as WiFi 7, audio and video over Ethernet, and future technologies. Its product line consists of devices that create and extend wired and wireless networks, as well as services that complement and enhance the Company’s product line offerings. These products are available in multiple configurations to address the changing needs of the Company’s customers in each geographic region.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ended December 31, 2025 and early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2024:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$63,534	$3,084	$2,589	$69,207

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	June 30, 2024	December 31, 2023
Accounts receivable, net	Accounts receivable, net	$147,069	$185,059
Contract liabilities – current	Deferred revenue	$28,682	$27,091
Contract liabilities – non-current	Other non-current liabilities	$5,534	$4,903

The difference in the balances of the Company’s contract assets and liabilities as of June 30, 2024 and December 31, 2023, primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the six months ended June 30, 2024, $24.9 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $22.7 million of revenue was recognized for the satisfaction of performance obligations and $18.1 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	June 30, 2024			July 2, 2023
(In thousands)	Connected Home	NETGEAR for Business	Total	Connected Home	NETGEAR for Business	Total
Geographic regions (1) :
Americas	$66,282	$29,221	$95,503	$77,683	$38,928	$116,611
EMEA	8,958	18,397	27,355	11,317	24,844	36,161
APAC	8,793	12,249	21,042	9,406	11,235	20,641
Total	$84,033	$59,867	$143,900	$98,406	$75,007	$173,413
Sales channels:
Service provider	$19,732	$202	$19,934	$24,916	$18	$24,934
Non-service provider	64,301	59,665	123,966	73,490	74,989	148,479
Total	$84,033	$59,867	$143,900	$98,406	$75,007	$173,413

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended
	June 30, 2024			July 2, 2023
(In thousands)	Connected Home	NETGEAR for Business	Total	Connected Home	NETGEAR for Business	Total
Geographic regions (1):
Americas	$144,277	$61,154	$205,431	$161,684	$76,849	$238,533
EMEA	16,968	41,574	58,542	23,381	51,958	75,339
APAC	18,751	25,762	44,513	16,087	24,362	40,449
Total	$179,996	$128,490	$308,486	$201,152	$153,169	$354,321
Sales channels:
Service provider	$47,285	$445	$47,730	$38,943	$208	$39,151
Non-service provider	132,711	128,045	260,756	162,209	152,961	315,170
Total	$179,996	$128,490	$308,486	$201,152	$153,169	$354,321

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of June 30, 2024 and December 31, 2023, were as follows:

	June 30, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$108,341	$—	$(91)	$108,250
Corporate equity securities	262	—	—	262
Total	$108,603	$—	$(91)	$108,512

	December 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$98,326	$128	$—	$98,454
Convertible debt	173	—	—	173
Total	$98,499	$128	$—	$98,627

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The contractual maturities on the U.S. treasury securities as of June 30, 2024 are all due within one year. Accrued interest receivable as of June 30, 2024 was $0.5 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

The following table summarizes investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$108,250	$(91)	$—	$—	$108,250	$(91)
Total	$108,250	$(91)	$—	$—	$108,250	$(91)

	December 31, 2023
	Less Than 12 Months		12 Months or Longer		Total
(In thousands)	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses	Estimated Fair Market Value	Gross Unrealized Losses
U.S. treasury securities	$98,454	$—	$—	$—	$98,454	$—
Total	$98,454	$—	$—	$—	$98,454	$—

In the three and six months ended June 30, 2024 and July 2, 2023, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high-quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the three and six months ended June 30, 2024 and July 2, 2023. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	June 30, 2024	December 31, 2023
Raw materials	$21,748	$19,955
Finished goods	167,188	228,896
Total	$188,936	$248,851

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.9 million and $3.0 million for the three and six months ended June 30, 2024, respectively, and $0.4 million and $1.5 million for the three and six months ended July 2, 2023, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Property and equipment, net

(In thousands)	June 30, 2024	December 31, 2023
Machinery and equipment	$51,497	$47,826
Furniture, fixtures, and leasehold improvements	19,641	18,205
Software	24,337	25,760
Computer equipment	5,336	5,458
Total property and equipment, gross	100,811	97,249
Accumulated depreciation	(89,770)	(88,976)
Total	$11,041	$8,273

Other non-current assets

(In thousands)	June 30, 2024	December 31, 2023
Non-current deferred income taxes	$2,801	$3,343
Long-term investments	8,336	8,367
Other	4,663	5,616
Total	$15,800	$17,326

Long-term equity investments

The Company’s long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities or corporate equity securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Six months ended
(In thousands)	June 30, 2024	July 2, 2023
Carrying value as of the beginning of the period (1)	$6,053	$6,053
Carrying value as of the end of the period (1)	$6,053	$6,053

(1)
The balances excluded an investment in limited partnership funds of $2.3 million as of June 30, 2024, $1.8 million as of July 2, 2023, $2.3 million as of December 31, 2023, and $1.7 million as of December 31, 2022. Additionally, the balance excluded an investment in corporate equity securities of $0.3 million as of June 30, 2024, an investment in convertible debt securities of $0.2 million as of December 31, 2023, July 2, 2023, and December 31, 2022, respectively.

For such equity investments without readily determinable fair values still held on June 30, 2024, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	June 30, 2024	December 31, 2023
Current operating lease liabilities	$11,927	$11,869
Sales and marketing	59,912	75,535
Warranty obligations	4,771	5,738
Sales returns(1)	31,478	34,824
Freight and duty	3,921	2,837
Other	47,577	37,281
Total	$159,586	$168,084

(1)
Inventory expected to be received from future sales returns amounted to $15.5 million and $16.9 million as of June 30, 2024 and December 31, 2023, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $8.9 million and $9.7 million as of June 30, 2024 and December 31, 2023, respectively.

Note 5. Derivative Financial Instruments

The Company’s subsidiaries have material future cash flows related to revenue and expenses denominated in currencies other than the U.S. dollar, the Company’s functional currency worldwide. The Company executes currency forward contracts that typically mature in less than six months to mitigate its currency risk, in currencies including Australian dollars, British pounds, euros, Canadian dollars, and Japanese yen. The Company does not enter into derivatives transactions for trading or speculative purposes. The Company’s foreign currency forward contracts do not contain any credit-risk-related contingent features. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any individual counterparty.

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $5.0 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about seven non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $3.0 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	June 30, 2024	December 31, 2023	Location	June 30, 2024	December 31, 2023
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$228	$284	Other accrued liabilities	$183	$1,672
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	7	7	Other accrued liabilities	30	19
Total		$235	$291		$213	$1,691

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Numerator:
Net loss	$(45,175)	$(8,587)	$(63,825)	$(18,299)

Denominator:
Weighted average common shares – basic	28,883	29,319	29,136	29,170
Weighted average common shares – dilutive	28,883	29,319	29,136	29,170

Basic net income (loss) per share	$(1.56)	$(0.29)	$(2.19)	$(0.63)
Diluted net income (loss) per share	$(1.56)	$(0.29)	$(2.19)	$(0.63)

Anti-dilutive employee stock-based awards, excluded	2,060	2,404	1,968	2,222

Note 7. Income Taxes

The income tax provision for the three and six months ended June 30, 2024 was $1.0 million, or an effective tax rate of (2.3)%, and $0.9 million, or an effective tax rate of (1.4)%, respectively. The income tax benefit for the three and six months ended July 2, 2023 was $1.2 million, or an effective tax rate of 12.2%, and $2.0 million, or an effective tax rate of 10.1%, respectively. The changes in taxes for the three and six months ended June 30, 2024, compared to the prior year period, were primarily due to the continued full valuation allowance on deferred tax assets for U.S. federal and state purposes that was established during the three months ended October 1, 2023. The Company evaluated the current results as of the period ended June 30, 2024, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, has recorded no benefit for the forecasted tax loss for the three and six months ended June 30, 2024. By comparison, for the three and six months ended July 2, 2023, tax benefits were recorded on the pre-tax loss since the valuation allowance on deferred tax assets had not yet been established.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of June 30, 2024, the Company had approximately $71.7 million, as compared to $42.6 million as of December 31, 2023, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of June 30, 2024, $257.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $5.1 million and $6.2 million for the three and six months ended June 30, 2024, respectively and $0.9 million and $1.4 million for the three and six months ended July 2, 2023, respectively.

Non-Trade Commitments

As of June 30, 2024, the Company had non-cancellable purchase commitments of $11.3 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Balance as of beginning of the period	$5,087	$6,351	$5,738	$6,320
Provision for warranty liability made	800	1,260	1,408	2,677
Settlements made	(1,116)	(1,394)	(2,375)	(2,780)
Balance as of the end of the period	$4,771	$6,217	$4,771	$6,217

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

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH (at the Dusseldorf District Court, Germany)

On or around March of 2022, Huawei filed two patent infringement lawsuits at the District Court of Dusseldorf, Germany, against NETGEAR Inc., NETGEAR Deutschland GmbH, and Exertis-Connect GmbH, a third-party webstore selling NETGEAR products in Germany. Huawei asserted one EU patent in each suit, EP 3 337 077 B1 (“EP 077”) in case no. 08/22 and EP 3 143 741 B1 (EP 741) in case no. 09/22. In its complaints, Huawei alleged that the Company’s WiFi 6 products infringed the two patents, which Huawei further claimed are standard-essential patents. On or around February 9, 2023, the Federal Patent Court issued preliminary opinions finding both asserted patents invalid. The Company attended an oral hearing for both infringement cases on March 21, 2023 before the Dusseldorf District Court and the Court dismissed case no. 09/22 for the EP 741 and stayed case no. 08/22 for EP 077. Huawei is appealing the dismissal of case no. 09/22, and the deadline for the parties’ briefing is scheduled for November 22, 2024 with an oral hearing on March 6, 2025. On March 20, 2024, the Patent Court maintained the validity of EP 741, but with an amended claim. Case no. 08/22 (EP 077) remains stayed while the nullity action is ongoing. An oral hearing for the EP 077 nullity action is scheduled for December 12, 2024.

On or around May 10, 2022, the Company was served with two suits that Huawei filed before the Jinan Intermediate People’s Court of China asserting Patent Nos. ZL 201811536087.9 (case no. 407) and ZL 201810757332.2 (case no. 408) against the Company’s WiFi 6 products. The Company’s challenge of the Jinan Court’s jurisdiction in both cases was denied by the Supreme Court of China. The parties attended an evidentiary hearing for the cases on July 3, 2023. Licensing and technical hearings followed on July 24, 2023 and July 25, 2023. On or around June 12, 2024, the Jinan Court found that the Company Wi-Fi 6 products infringe Huawei’s two asserted Chinese patents. The Company appealed both cases to the Chinese Supreme Court on June 21, 2024.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited (at the Unified Patent Court - UPC)

On or around July 3, 2023, Huawei filed an infringement suit, asserting patent EP 3 611 989 (the ’989 Patent), against NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited at the Unified Patent Court (UPC) in Munich, Germany. The deadline for the parties to complete briefing was extended to July 3, 2024. An interim conference is scheduled for August 29, 2024, and oral hearing for October 30 and 31, 2024.

On or around December 11, 2023, Huawei filed a second UPC suit, asserting EP 3 678 321 (EP 321), against the Company. The Company submitted its Statement of Defense on April 18, 2024. The parties are awaiting a date from the Court for oral argument.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited (at the Munich District Court, Germany)

On May 17, 2024, Huawei filed a Complaint asserting EP 3 334 112 (EP 112) against the Company’s WiFi-6 products at the Munich District Court. The entities named in the suit are NETGEAR Inc, NETGEAR International, and NETGEAR Germany. The deadline for the parties to complete briefing is November 15, 2024 and the oral hearing is scheduled for December 19, 2024.

On July 10, 2024, Huawei filed a Complaint asserting EP 3 937 445 (EP 445) against the Company’s WiFi-6 products at the Munich District Court. The entities named in the suit are NETGEAR Inc, NETGEAR International, and NETGEAR Germany. The Company filed a Statement of Defense for NETGEAR Germany on July 10, 2024. The deadline for other entities’ Statement of Defense is due on October 11, 2024.

TP-Link v. NETGEAR (at the ITC and Northern District of California District Court)

On May 6, 2024, TP-Link sued the Company at the International Trade Commission (ITC), alleging that the Company’s Orbi and Nighthawk products (collectively, the “Accused Products”) infringe five of TP-Link’s patents: U.S. Pat. No. 7,636,550 entitled “System and Method for Determining Channel Quality in a Wireless Network,” U.S. Pat. No. 8,176,148 entitled “Method and System for Wireless Network Configuration,” U.S. Pat. No. 8,229,357 entitled “Method and System For a Portable Wireless Range,” U.S. Pat. No. 7,672,268 entitled “Systems and Methods for Implementing Double Wide Channels in a Communication System,” and U.S. Pat. No. 8,774,008 entitled “Real-Time Network Measurement” (collectively, the “Asserted Patents”). The ITC instituted the case on June 14, 2024 and the Company filed its Response on July 18, 2024.

On June 8, 2024, TP-Link filed a parallel lawsuit before the Northern District of California District Court alleging that the Company infringes the same Asserted Patents by the same Accused Products. This case is stayed pending outcome of the ITC case.

TP-Link v. NETGEAR (at the Northern District of California District Court)

On June 10, 2024, TP-Link filed a lawsuit against NETGEAR in the United States District Court Northern District of California alleging breach of contract. The Company recently obtained an Initial Determination at the ITC that TP Link’s products infringe on the Company’s U.S. Patent 7,936,714 (the ’714 Patent). TP-Link alleged, in its Complaint, that the ’714 Patent is a Standard Essential Patent (SEP) and by suing TP-Link for patent infringement, the Company breached its contractual obligation, as a member of Wi-Fi Alliance or WFA, to offer TP- Link (also a WFA member) a license to the ’714 Patent on reasonable and non-discriminatory (RAND) terms. The suit seeks a declaratory judgment from the Court that the Company is subject to RAND licensing obligations and damages. On June 18, 2024, TP-Link filed a motion for preliminary injunction seeking to enjoin the Company from enforcing an exclusion order from the ITC based on the ’714 patent. The Company’s opposition to the preliminary injunction is due August 1, 2024 and an oral hearing is scheduled for August 22, 2024. The Company’s response to the Complaint is due August 8, 2024.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from these litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

For the three and six months ended June 30, 2024, the Company recorded an $8.2 million litigation reserve relating to a contingent liability tied to a successful outcome of the ITC suit against TP-Link. The Company included the amount in Litigations reserves, net in the condensed consolidated statements of operations.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the six months ended June 30, 2024, the Company repurchased and retired, reported based on trade date, approximately 1.6 million shares of common stock, at a cost of approximately $21.4 million under the repurchase authorization. The Company did not repurchase any shares of common stock during the six months ended July 2, 2023. As of June 30, 2024, approximately 0.9 million shares remained authorized for repurchase under the repurchase program. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of the Company’s outstanding common stock, incremental to the remaining shares under the Company’s previous repurchase program.

The Company repurchased, reported based on trade date, approximately 197,000 and 147,000 shares of common stock, at a cost of approximately $2.9 million and $2.1 million, during the six months ended June 30, 2024 and July 2, 2023, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2023	$126	$7	$3	$136
Other comprehensive income (loss) before reclassifications	(219)	(186)	37	(368)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(162)	34	(128)
Net current period other comprehensive income (loss)	(219)	(24)	3	(240)
Balance as of June 30, 2024	$(93)	$(17)	$6	$(104)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	191	1,836	(383)	1,644
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,262	(265)	997
Net current period other comprehensive income (loss)	191	574	(118)	647
Balance as of July 2, 2023	$(131)	$236	$7	$112

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(130)	$762	$(209)	$1,451
Cost of revenue	—	(1)	—	(2)
Research and development	(1)	(18)	(2)	(26)
Sales and marketing	33	(59)	42	(142)
General and administrative	(1)	(3)	7	(19)
Total before tax	(99)	681	(162)	1,262
Tax impact	21	(143)	34	(265)
Total, net of tax	$(78)	$538	$(128)	$997

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance units under the 2016 Incentive Plan (the “2016 Plan”), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of June 30, 2024, approximately 2.0 million shares were reserved for future grants under the 2016 Plan.

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of June 30, 2024, approximately 0.7 million shares were reserved for future grants under the 2024 Inducement Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of June 30, 2024, approximately 0.6 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	866	$30.70
Granted	—	$—
Exercised	—	$—
Cancelled	—	$—
Expired	(19)	$19.41
Outstanding as of June 30, 2024	847	$30.96

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	1,567	$22.83
Granted	1,463	$14.34
Vested	(658)	$22.50
Cancelled	(126)	$20.86
Outstanding as of June 30, 2024	2,246	$17.35

Performance-Based RSU Activity

Since 2020, the Company’s executive officers have been granted performance-based restricted stock units (“PSUs”) under the 2016 Plan and 2024 Inducement Plan with vesting occurring at the end of an approximately three-year period if performance conditions or market conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance conditions or market conditions and the recipients’ continued service with the Company. The number of PSUs to vest could range from 0% to 150% of the target shares granted. For the PSUs with performance conditions, at the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period. For the PSUs with market conditions, the grant date fair value is determined using the Monte Carlo valuation method and the stock-based compensation expense is recognized straight line from the grant date to the vesting date.

In February 2024, the Company granted PSUs under the 2024 Inducement Plan to its newly-hired Chief Executive Officer with 1/3 of the target PSUs allocated to each tranche and vesting occurring at the end of each anniversary of the vesting commencement date over a three-year period. The number of PSUs to vest could range from 0% to 150% of the target shares granted and are determined based on achievement of the pre-determined market conditions and the recipients’ continued service with the Company. The grant date fair value was determined using the Monte Carlo valuation method. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date for each tranche.

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	417	$24.76
Granted	575	$20.25
Vested	—	$—
Cancelled	(332)	$26.39
Outstanding as of June 30, 2024	660	$20.01

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
Cost of revenue	$413	$342	$778	$693
Research and development	844	1,144	1,542	2,209
Sales and marketing	1,235	1,397	2,472	2,828
General and administrative	3,396	1,804	5,640	3,622
Total	$5,888	$4,687	$10,432	$9,352

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of June 30, 2024, $45.3 million of unrecognized compensation cost related to unvested RSUs and performance shares expected to be recognized over a weighted-average period of 2.5 years.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing and general and administrative expenses, amortization of intangibles, stock-based compensation expense, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	July 2, 2023		June 30, 2024	July 2, 2023
Net Revenue:
Connected Home	$84,033	$98,406		$179,996	$201,152
NETGEAR for Business	59,867	75,007		128,490	153,169
Total net revenue	$143,900	$173,413		$308,486	$354,321

Contribution Income (Loss):
Connected Home	$(13,794)	$(5,373)	*	$(19,934)	$(7,129)	*
Contribution margin	(16.4)%	(5.5)%	*	(11.1)%	(3.5)%	*
NETGEAR for Business	$2,061	$13,650	*	$11,965	$27,707	*
Contribution margin	3.4%	18.2%	*	9.3%	18.1%	*
Total segment contribution income	$(11,733)	$8,277	*	$(7,969)	$20,578	*
Corporate and unallocated costs	(19,350)	(19,011)	*	(39,156)	(38,385)	*
Amortization of intangibles	—	(128)		—	(257)
Stock-based compensation expense	(5,888)	(4,687)		(10,432)	(9,352)
Restructuring and other charges	(1,688)	(2,229)		(2,720)	(2,337)
Litigation reserves, net	(8,200)	—		(8,230)	—
Other income, net (1)	2,713	7,999		5,563	9,405
Loss before income taxes	$(44,146)	$(9,779)		$(62,944)	$(20,348)

(1)
Amounts included gain/(loss), net from derivatives not designated as hedging instruments of $0.6 million and $2.1 million, for the three and six months ended June 30, 2024, respectively, and $1.0 million and $0.9 million, for the three and six months ended July 2, 2023, respectively, and gain/(loss), net from litigation settlements of $6.0 million for the three and six months ended July 2, 2023, respectively.

* Financial information for each reportable segment in the prior year periods were recast to conform to the current reportable segment structure.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2024	July 2, 2023	June 30, 2024	July 2, 2023
United States (U.S.)	$92,794	$112,961	$200,083	$230,759
Americas (excluding U.S.)	2,709	3,650	5,348	7,774
EMEA (1)	27,355	36,161	58,542	75,339
APAC (1)	21,042	20,641	44,513	40,449
Total net revenue	$143,900	$173,413	$308,486	$354,321

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	June 30, 2024	December 31, 2023
United States (U.S.)	$22,079	$25,051
Canada	5,496	4,714
Americas (excluding U.S. and Canada)	52	68
EMEA	3,425	3,739
Singapore	5,648	6,218
APAC (excluding Singapore) (1)	7,735	5,768
Total	$44,435	$45,558

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 30, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$29,385	$29,385	$—
Available-for-sale investments: U.S. treasury securities(1)	108,250	—	108,250
Trading securities: mutual funds(1)	8,722	8,722	—
Available-for-sale investments: corporate equity securities (1)	262	262	—
Foreign currency forward contracts(2)	235	—	235
Total assets measured at fair value	$146,854	$38,369	$108,485
Liabilities:
Foreign currency forward contracts(3)	$213	$—	$213
Total liabilities measured at fair value	$213	$—	$213

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,986	$25,986	$—
Available-for-sale investments: U.S. treasury securities(1)	98,454	—	98,454
Trading securities: mutual funds(1)	8,304	8,304	—
Available-for-sale investments: convertible debt securities(1)	173	—	173
Foreign currency forward contracts(2)	291	—	291
Total assets measured at fair value	$133,208	$34,290	$98,918
Liabilities:
Foreign currency forward contracts(3)	$1,691	$—	$1,691
Total liabilities measured at fair value	$1,691	$—	$1,691

(1)
Included in Short-term investments on the Company’s unaudited condensed consolidated balance sheets.
(2)
Included in Prepaid expenses and other current assets on the Company’s unaudited condensed consolidated balance sheets.
(3)
Included in Other accrued liabilities on the Company's unaudited condensed consolidated balance sheets.

The Company’s investments in money-market funds, mutual funds and corporate equity securities are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets. The Company’s investments in U.S. treasury securities are classified within Level 2 of the fair value hierarchy because they are valued based on readily available pricing sources for comparable or identical instruments in less active markets. The Company’s investments in convertible debt securities issued by a publicly held company are classified within Level 2 of the fair value hierarchy as the fair value for the instrument approximates its cost based on the contractual terms of the arrangement. The Company’s foreign currency forward contracts are classified within Level 2 of the fair value hierarchy as they are valued using pricing models that consider the contract terms as well as currency rates and counterparty credit rates. The Company verifies the reasonableness of these pricing models using observable market data for related inputs into such models. The Company enters into foreign currency forward contracts with only those counterparties that have long-term credit ratings of A-/A3 or higher. The carrying value of non-financial assets and liabilities measured at fair value in the financial statements on a recurring basis, including accounts receivable and accounts payable, approximate fair value due to their short maturities.

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

Restructuring and other charges recognized in the three and six months ended June 30, 2024 and July 2, 2023, respectively, were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with the areas to deliver long-term growth and expanding profitability or projected revenue levels. The liabilities as of June 30, 2024 are expected to be settled in 2024.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2023	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 30, 2024

Restructuring
Employee termination charges	$257	$2,504	$(2,139)	$—	$622
Lease contract termination and other charges	30	216	(86)	(160)	—
Total Restructuring and other charges	$287	$2,720	$(2,225)	$(160)	$622

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2022	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at July 2, 2023
Restructuring
Employee termination charges	$1,912	$2,396	$(3,505)	$(37)	$766
Lease contract termination and other charges	—	7	—	—	7
Total Restructuring and other charges	$1,912	$2,403	$(3,505)	$(37)	$773

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR's reporting structure; NETGEAR's belief of the principal competitive factors in the consumer, business, and service provider markets for networking products; expectations regarding more predictable performance that is aligned to the market; inventory levels and expectation to return to historically normal inventory costs after reaching target inventory levels; expectations regarding transportation costs; expectations regarding demand in the premium portion of NETGEAR's Connected Home product portfolio; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; fluctuations in gross margin; expectations regarding product mix and market demand for NETGEAR’s products and services, including NETGEAR for Business and Connected Home products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product and services introductions that position NETGEAR for growth and market share gain; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory management and inventory costs; expectations regarding transportation costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding cash generation; expectations regarding expected tax rates or tax expenses; and expectations regarding NETGEAR’s subscription services, service revenue and gross margin. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

Financial Overview

During the three months ended June 30, 2024, our net revenue decreased by $29.5 million, compared to the prior year period, mainly driven by decreases of $15.1 million in our NETGEAR for Business segment and $14.4 million in our Connected Home segment. The decrease in NETGEAR for Business net revenue was primarily due to our continuous work with our channel partners to optimize their inventory carrying levels. The decrease in Connected Home net revenue was primarily due to market contraction, leading to a year-over-year decline in the retail channel. Despite the decline in net revenue during the three months ended June 30, 2024, our premium portfolio of products continued to outperform the market. We also experienced continued strong demand for the Pro AV product line of managed switches, and growth in our services revenue. Our gross margin percentage decreased 920 basis points during the three months ended June 30, 2024, compared to the prior year period, primarily attributable to higher cost of inventory, higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, lower mix of NETGEAR for Business products, which generally carry higher gross margin, and higher promotional marketing spending in the retail market. Loss from operations increased by $29.1 million during the three months ended June 30, 2024, compared to the prior year period, primarily attributable to lower net revenue, a $8.2 million litigation reserve relating to a contingent liability tied to a successful outcome of the International Trade Commission (ITC)

suit against TP-Link, and $6.0 million cash received relating to a favorable litigation settlement in the prior year period but not in the current year.

Geographically, net revenue decreased from Connected Home and NETGEAR for Business in Americas and EMEA during the three and six months ended June 30, 2024, as well as from Connected Home in APAC during the three months ended June 30, 2024, compared to the prior year periods, respectively. Net revenue from Connected Home and NETGEAR for Business in APAC increased, during the six months ended June 30, 2024, compared to the prior year period.

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

During the three months ended June 30, 2024, we completed efforts to work with our channel partners to optimize their inventory carrying levels for both the NETGEAR for Business and Connected Home businesses and expect to see more predictable performance that is aligned to the market in the periods ahead. Looking forward, while the macro-economic environment remains challenged and higher than expected inflation and interest rates persist, we will continue to reduce our slower moving inventory levels and expect to return to our historically normal inventory costs after we reach our target inventory levels of three months, and when transportation costs return to normal from their heightened levels as a result of the Red Sea crisis. Despite these challenges, we expect to continue to experience strong underlying demand in the premium portion of our Connected Home product portfolio powered by our premium WiFi mesh systems, along with growth in the Pro AV market. We expect the net revenue in the third fiscal quarter of 2024 to be in the range of $160 million to $175 million, including $15 million from the service provider channels. We aim to execute on our strategy of capitalizing on the technological inflection points of WiFi 7, WiFi 6E, WiFi 6, 5G, audio and video over Ethernet, to develop products that serve a broader segment of the market with a good, better, best product strategy, and to simplify, develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Six Months Ended
(In thousands, except percentage data)	June 30, 2024		July 2, 2023		June 30, 2024		July 2, 2023
Net revenue	$143,900	100.0%	$173,413	100.0%	$308,486	100.0%	$354,321	100.0%
Cost of revenue	112,077	77.9%	119,113	68.7%	228,426	74.0%	239,639	67.6%
Gross profit	31,823	22.1%	54,300	31.3%	80,060	26.0%	114,682	32.4%
Operating expenses:
Research and development	19,851	13.8%	20,831	12.0%	40,078	13.0%	42,965	12.1%
Sales and marketing	29,757	20.7%	32,482	18.8%	60,286	19.6%	66,361	18.8%
General and administrative	19,186	13.3%	16,536	9.5%	37,253	12.1%	32,772	9.2%
Litigation reserves, net	8,200	5.7%	—	—%	8,230	2.7%	—	—%
Restructuring and other charges	1,688	1.2%	2,229	1.3%	2,720	0.8%	2,337	0.7%
Total operating expenses	78,682	54.7%	72,078	41.6%	148,567	48.2%	144,435	40.8%
Loss from operations	(46,859)	(32.6)%	(17,778)	(10.3)%	(68,507)	(22.2)%	(29,753)	(8.4)%
Other income, net	2,713	1.9%	7,999	4.7%	5,563	1.8%	9,405	2.7%
Loss before income taxes	(44,146)	(30.7)%	(9,779)	(5.6)%	(62,944)	(20.4)%	(20,348)	(5.7)%
Provision for (benefit from) income taxes	1,029	0.7%	(1,192)	(0.6)%	881	0.3%	(2,049)	(0.5)%
Net loss	$(45,175)	(31.4)%	$(8,587)	(5.0)%	$(63,825)	(20.7)%	$(18,299)	(5.2)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Americas	$95,503	(18.1)%	$116,611	$205,431	(13.9)%	$238,533
Percentage of net revenue	66.4%		67.2%	66.6%		67.3%
EMEA	$27,355	(24.4)%	$36,161	$58,542	(22.3)%	$75,339
Percentage of net revenue	19.0%		20.9%	19.0%		21.3%
APAC	$21,042	1.9%	$20,641	$44,513	10.0%	$40,449
Percentage of net revenue	14.6%		11.9%	14.4%		11.4%
Total net revenue	$143,900	(17.0)%	$173,413	$308,486	(12.9)%	$354,321

Americas

Net revenue in Americas decreased in the three and six months ended June 30, 2024, driven by declines in Connected Home segment’s net revenue of 14.7% and 10.8%, and in NETGEAR for Business segment’s net revenue of 24.9% and 20.4%, respectively, compared to the prior year periods. The declines in Connected Home net revenue were primarily due to market contraction, leading to year-over-year declines in the retail channel, compared to the prior year periods. The decline in Connected Home net revenue in the six months ended June 30, 2024 was partially offset by higher net revenue from the service provider channel, compared to the prior year period. The declines in NETGEAR for Business net revenue were mainly due to our continuous work with our channel partners to optimize their inventory carrying levels.

EMEA

Net revenue in EMEA decreased in the three and six months ended June 30, 2024, compared to the prior year periods,

driven by declines in NETGEAR for Business segment’s net revenue of 26.0% and 20.0%, and in Connected Home segment’s net revenue of 20.8% and 27.4%, respectively. The net revenue declines in NETGEAR for Business segment were mainly driven by our continuous work with our channel partners to optimize their inventory carrying levels. The net revenue declines in Connected Home segment were mainly due to market contraction, leading to year-over-year declines in the retail channel in the three and six months ended June 30, 2024.

APAC

Net revenue in APAC was flat in the three months ended June 30, 2024, compared to the prior year. Net revenue in APAC increased in the six months ended June 30, 2024, compared to the prior year period, mainly driven by a net revenue increase from the service provider channel in our Connected Home segment.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Cost of revenue	$112,077	(5.9)%	$119,113	$228,426	(4.7)%	$239,639
Gross margin percentage	22.1%		31.3%	26.0%		32.4%

Our gross margin percentage decreased for the three and six months ended June 30, 2024, compared to the prior year periods, primarily attributable to higher cost of inventory, higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, lower mix of NETGEAR for Business products, which generally carry higher gross margin, and higher promotional marketing spending in the retail market.

We expect our gross margin in the third fiscal quarter to start improving as the mix of NETGEAR for Business products increases with our channel partners having optimized their inventory carrying levels in the second fiscal quarter of 2024, and the impact from efforts to accelerate the depletion of our slower moving inventory is reduced. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Research and development	$19,851	(4.7)%	$20,831	$40,078	(6.7)%	$42,965

Research and development expenses decreased for the three and six months ended June 30, 2024, compared to the prior year periods, primarily driven by decreases in personnel-related expenditures of $0.7 million and $1.2 million, mainly due to lower headcount, decreases in professional service fees of $0.1 million and $1.2 million, and decreases in IT and facility allocation of $0.1 million and $0.5 million, respectively.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the third fiscal quarter of 2024 to be in line with the prior quarter level. We continue to invest in research and development to grow our cloud platform capabilities, our services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions, audio and video over Ethernet, web-managed, AV over IP managed switches and NETGEAR for Business wireless products. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Sales and marketing	$29,757	(8.4)%	$32,482	$60,286	(9.2)%	$66,361

The declines in sales and marketing expenses for the three and six months ended June 30, 2024, compared to the prior year periods, were primarily attributable to decreases in brand marketing expenditures of $1.3 million and $3.3 million, and decreases in personnel-related expenditures of $1.0 million and $2.1 million, mainly due to lower headcount, respectively.

We expect sales and marketing expenses in absolute dollar amount in the third fiscal quarter of 2024 to be slightly up from the prior quarter level as we look to make some investments in sales resources in support of our NETGEAR for Business segment. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
General and administrative	$19,186	16.0%	$16,536	$37,253	13.7%	$32,772

The increases in general and administrative expenses for the three and six months ended June 30, 2024, compared to the prior year periods, were primarily driven by increases in personnel-related expenditures of $3.0 million and $4.5 million, respectively, mainly due to higher variable compensation and expenses associated with CEO transition. The increase in general and administrative expenses for the three months ended June 30, 2024, compared to the prior year period, was partially offset by a decrease in legal and professional service fees of $0.6 million, mainly associated with litigation matters.

We expect general and administration expenses in absolute dollar amount in the third fiscal quarter of 2024 to be up from the prior quarter level, primarily due to higher litigation defense costs. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Litigation Reserves, Net

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Litigation reserves, net	$8,200	**	$—	$8,230	**	$—

** Percentage change not meaningful.

The increases in litigation reserves, net for the three and six months ended June 30, 2024, compared to the prior year periods, were attributable to $8.2 million litigation reserve relating to a contingent liability tied to a successful outcome of the International Trade Commission (ITC) suit against TP-Link.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Restructuring and other charges	$1,688	(24.3)%	$2,229	$2,720	16.4%	$2,337

The changes in restructuring and other charges for the three and six months ended June 30, 2024, compared to the prior year periods, were immaterial. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Other Income, Net

Other income, net consists of interest income, which represents amounts earned and incurred on our cash, cash equivalents and short-term investments, and other income and expenses, which primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses, including gain on litigation settlements. The following table presents other income (expenses), net for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Other income, net	$2,713	**	$7,999	$5,563	(40.9)%	$9,405

** Percentage change not meaningful.

The decreases in other income, net for the three and six months ended June 30, 2024, compared to the prior year periods, were primarily due to $6.0 million cash received relating to a favorable litigation settlement in the prior year but not in the current year, partially offset by higher interest income resulting from higher interest rates and higher cash and short-term investment balances.

Provision for (Benefit from) Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Provision for (benefit from) income taxes	$1,029	**	$(1,192)	$881	**	$(2,049)
Effective tax rate	(2.3)%		12.2%	(1.4)%		10.1%

The changes in taxes for the three and six months ended June 30, 2024, compared to the prior year periods, were primarily due to the continued full valuation allowance on deferred tax assets for U.S. federal and state purposes that was established during the period ended October 1, 2023. We evaluated the current results as of the period ended June 30, 2024, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, did not record any benefits for the forecasted tax loss in for the three and six months ended June 30, 2024. By comparison, for the three and six months ended July 2, 2023, tax benefits were recorded on the pre-tax loss since the valuation allowance on deferred tax assets had not yet been established.

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

Connected Home Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Net revenue	$84,033	(14.6)%	$98,406	$179,996	(10.5)%	$201,152
Percentage of net revenue	58.4%		56.7%	58.3%		56.8%
Contribution income (loss)	$(13,794)	**	$(5,373)	$(19,934)	**	$(7,129)
Contribution margin	(16.4)%		(5.5)%	(11.1)%		(3.5)%

** Percentage change not meaningful.

Connected Home net revenue decreased in the three and six months ended June 30, 2024, compared to the prior year periods, primarily due to market contraction, leading to year-over-year declines in the retail channel. The decrease in Connected Home net revenue in the six months ended June 30, 2024 was partially offset by higher net revenue from the service provider channel in the Americas and APAC regions, compared to the prior year period. Despite the declines in the overall consumer networking market during the three and six months ended June 30, 2024, our premium portfolio of products continued to outperform the market, and we saw growth in our services revenue, as compared to the prior year periods. Geographically, Connected Home net revenue decreased in Americas and EMEA regions in the three and six months ended June 30, 2024, whereas net revenue in APAC decreased in the three months ended June 30, 2024 but increased in the six months ended June 30, 2024, compared to the prior year periods.

Connected Home contribution loss increased in the three and six months ended June 30, 2024, compared to the prior year periods, mainly attributable to lower net revenue, and lower gross margin achievement due to higher promotional marketing spending in the retail market, higher cost of inventory, higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory.

NETGEAR for Business Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 30, 2024	% Change	July 2, 2023	June 30, 2024	% Change	July 2, 2023
Net revenue	$59,867	(20.2)%	$75,007	$128,490	(16.1)%	$153,169
Percentage of net revenue	41.6%		43.3%	41.7%		43.2%
Contribution income	$2,061	(84.9)%	$13,650	$11,965	(56.8)%	$27,707
Contribution margin	3.4%		18.2%	9.3%		18.1%

NETGEAR for Business net revenue decreased for the three and six months ended June 30, 2024, compared to the prior year periods, primarily due to our continuous work with our channel partners to optimize their inventory carrying levels. We continued to experience strong demand for the Pro AV product line of managed switches. Geographically, in the three and six months ended June 30, 2024, NETGEAR for Business net revenue decreased in Americas and EMEA regions, whereas net revenue in APAC region increased, respectively, compared to the prior year periods.

NETGEAR for Business contribution income decreased in the three and six months ended June 30, 2024, compared to the prior year periods, primarily due to lower net revenue, and lower gross margin achievement mainly attributable to higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, and higher cost of inventory.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of June 30, 2024, we had cash, cash equivalents and short-term investment of $294.3 million, an increase of $10.7 million from December 31, 2023.

As of June 30, 2024, approximately 27% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Six Months Ended
(In thousands)	June 30, 2024	July 2, 2023
Cash provided by (used in) operating activities	$35,635	$(25,468)
Cash used in investing activities	(12,905)	(14,860)
Cash provided by (used in) financing activities	(22,343)	181
Net cash increase (decrease)	$387	$(40,147)

Operating activities

Net cash provided by operating activities was $35.6 million in the six months ended June 30, 2024, as compared to net cash used of $25.5 million in the prior year period, primarily due to favorable working capital movements. Our accounts payable (excluding payables related to property and equipment) decreased from $46.4 million as of December 31, 2023 to $39.2 million as of June 30, 2024, primarily due to the reduction and timing of inventory receipts and supplier payments. Accounts receivable decreased from $185.1 million as of December 31, 2023 to $147.1 million as of June 30, 2024, primarily due to the timing of cash collections and lower revenue. Inventory decreased from $248.9 million as of December 31, 2023 to $188.9 million as of June 30, 2024. We expect to continue generating cash from operating activities in the second half of fiscal 2024 as we continue to reduce our slower moving inventory levels.

Investing activities

Net cash used in investing activities decreased by $2.0 million in the six months ended June 30, 2024, compared to the prior year period, mainly driven by lower net purchases of short-term investments, partially offset by higher purchases of property and equipment.

Financing activities

Net cash used in financing activities was $22.3 million in the six months ended June 30, 2024, compared to net cash provided by financing activities of $0.2 million in the prior year period, primarily due to repurchases of our common stock in the current year period.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the six months ended June 30, 2024, we repurchased and retired, reported based on trade date, approximately 1.6 million shares of common stock, at a cost of approximately $21.4 million under the repurchase authorization. We did not repurchase any shares of common stock during the six months ended July 2, 2023. As of June 30, 2024, approximately 0.9 million shares remained authorized for repurchase under the repurchase program. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares under our previous repurchase program. We also repurchased and retired, reported based on trade date, approximately 197,000 and 147,000 shares of common stock, at a cost of approximately $2.9 million and $2.1 million during the six months ended June 30, 2024 and July 2, 2023, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in future periods.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 30, 2024, from those as of December 31, 2023, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

As of June 30, 2024, we had $71.7 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $42.6 million as of December 31, 2023. Due to an elongation of the time from order placement to production that occurred several years ago, we issued purchase orders to supply chain partners beyond contractual termination periods. As of June 30, 2024, $257.7 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For a detailed discussion, refer to Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to this item may be found in Note 2, Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which are hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 30, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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
•
We are subject to, and must remain in compliance with numerous new, existing and changing laws and regulations worldwide.
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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in the second fiscal quarter of 2024 and approximately 34% of overall net revenue in fiscal 2023. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, U.S. and foreign regulators have increased their focus on cybersecurity vulnerabilities and risks and many states, countries and jurisdictions have laws and regulations that may impose significant penalties for failure to comply with these requirements. Compliance with laws and regulations concerning artificial intelligence, privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, that continuously evolves and develops, and we may be required to put in place additional mechanisms ensuring compliance with the laws and regulations and incur substantial expenditures. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws and regulations are not consistent. The applicability and scope of these laws and regulations, as interpreted by courts, regulators, or administrative bodies, remain uncertain and compliance in the event of a widespread data breach or other cybersecurity incident could be costly.

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

We have embarked on an AI transformation effort to take full advantage of automation, artificial intelligence, machine learning and other technologies to drive efficiencies and improve productivity within our Company and to develop and improve our products, services and customer experiences. As we increase our investment in technology, software and systems to support this transformation effort, such investments may not increase productivity, result in more efficient operations or deliver better products, services and customer experiences. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption or delays to our operations, which may harm our business. Our competitors may incorporate AI technologies into their products and services more quickly or more successfully than us and could impair our ability to compete effectively and adversely affect our results of operations. Additionally, AI algorithms and training methodologies may be flawed, and the use of AI has been known to result in, and may in the future result in cybersecurity incidents. Further, the rapid evolution of AI may require the dedication of significant resources to develop, test and maintain AI technologies. If our incorporation of AI technologies does not increase our operational efficiency in accordance with our expectations, or if competition increases for the technology and services provided by third parties, our business, results of operations and financial condition may be harmed. While we have established an AI transformation leadership team to coordinate and oversee our approach to AI adoption, the legal and regulatory landscape surrounding generative AI technologies is rapidly evolving and uncertain including in the areas of intellectual property, discrimination, cybersecurity, privacy and data protection. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Further, the continued integration of any AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

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

Our products are complex and may contain defects, errors or failures, particularly when first introduced or when new versions are released. The industry standards upon which many of our products are based are also complex, experience change over time and may be interpreted in different manners. Some errors and defects may be discovered only after a product has been installed and used by the end-user. As also noted in the risk factor “We make substantial investments in software research and development and unsuccessful investments could materially adversely affect our business, financial condition and results of operations” above, we devote considerable time and resources on testing and quality control efforts to detect quality issues and defects, and any reallocation of resources to fix such quality issues and defects could lead to delays in product introductions, which could further harm our competitive position. Additionally, certain software components in our product and corporate systems can be directly updated by our third-party partners. Defects, errors or failures in such updates could impact our customer's experience or cause business interruptions.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses or cost to defend litigation could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. In 2022, a third-party initiated litigation against us in Germany and China, which carries with it the threat of an injunction on the importation of our products into Germany and China, as well as a significant increase in time and resources to defend against. In 2024, another third party filed a case against us in the International Trade Commission and California District Court alleging patent infringement and seeking an exclusion order on importation of purportedly infringing products into the United States as well as damages. In addition, several third-party non practicing entities have initiated litigation against us in China, which also raises novel and unique challenges for us. For example, we have experienced that patent litigation in China proceeds along a faster timeline, is more costly than we anticipated, carries a greater risk of injunction, and suffers from a relative lack of judicial development relative to patent litigation in the United States. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against us, our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

The Tax Cuts and Jobs Act of 2017 included provisions effective for the 2022 tax year that eliminate the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic payments and 15 years for payments to foreign parties. These provisions have not been deferred, modified, or repealed by Congress as was previously anticipated might occur. In years where we are profitable, these provisions have a material impact on our cash taxes which will continue in the future if these provisions are not modified, or repealed by Congress.

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. We have been in litigation with the ITA for the 2004 through 2012 years. This litigation was appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court was held on March 6, 2024. As of June 30, 2024, decisions were issued in the Company’s favor for the 2007 through 2012 tax years. As of June 30, 2024, decisions on the 2004 through 2006 were reverted back to the lower court for re-hearing. If we are unsuccessful in defending our tax positions for the remaining years, our profitability will be reduced.

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

* We are subject to, and must remain in compliance with numerous new, existing and changing laws and regulations worldwide concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

We are a global company subject to numerous U.S. and foreign laws and regulations. Many of these laws and regulations are continuously evolving and developing, and the interpretations, applications or impact of these laws and regulations on us are uncertain and could be interpreted in ways that harm our business. For example, we manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. Certain regulations also limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we expended significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation or new interpretations or applications of existing laws and regulations which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

One area which has a large number of evolving and developing regulations is environmental compliance. Management of environmental pollution, climate change and other ESG considerations has produced significant legislative and regulatory efforts on a global basis, and we believe this will continue both in scope and the number of countries participating. These changes could directly increase the cost of energy which may have an impact on the way we manufacture products or utilize energy to produce our products. In addition, any new regulations or laws in the environmental area might increase the cost of raw materials we use in our products. Environmental regulations require us to reduce product energy usage, monitor and exclude an expanding list of restricted substances and to participate in required recover and recycling of our products. While future changes in regulations are certain, we are currently unable to predict how any such changes will impact us and if such impacts will be material to our business. If there is a new law or regulation, or a new interpretation and application of existing laws, that significantly increases our costs of manufacturing or causes us to significantly alter the way that we manufacture our products, this would have a material adverse effect on our business, financial condition and results of operations.

Our selling and distribution practices are also regulated in large part by U.S. federal and state as well as foreign antitrust and competition laws and regulations. In general, the objective of these laws is to promote and maintain free competition by prohibiting certain forms of conduct that tend to restrict production, raise prices, or otherwise control the market for goods or services to the detriment of consumers of those goods and services. Potentially prohibited activities under these laws may include unilateral conduct, or conduct undertaken as the result of an agreement with one or more of our suppliers, competitors, or customers. The potential for liability under these laws can be difficult to predict as it often depends on a finding that the challenged conduct resulted in harm to competition, such as higher prices, restricted supply, or a reduction in the quality or variety of products available to consumers. We utilize a number of different distribution channels to deliver our products to the end consumer, and regularly enter agreements with resellers of our products at various levels in the distribution chain that could be subject to scrutiny under these laws in the event of private litigation or an investigation by a governmental competition authority. In addition, many of our products are sold to consumers via the Internet. Many of the competition-related laws that govern these Internet sales were adopted prior to the advent of the Internet, and, as a result, do not contemplate or address the unique issues raised by online sales. New interpretations or applications of existing laws and regulations, whether by courts or by the state, federal or foreign governmental authorities charged with the enforcement of those laws and regulations, may also impact our business in ways we are currently unable to predict. Any failure on our part or on the part of our employees, agents, distributors or other business partners to comply with the laws and regulations governing competition can result in negative publicity and diversion of management time and effort and may subject us to significant litigation liabilities and other penalties.

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

Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, we appointed a new Chief Executive Officer effective January 31, 2024 and have made other leadership changes and hires. The failure to successfully transition could adversely affect our results of operations. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. Our future success also depends on our ability to hire for key functions. The market for talent in the technology industry, especially in the areas of software and subscription services is competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
April 1, 2024 - April 28, 2024	6,358	$15.70	—	1.7
April 29, 2024 - May 26, 2024	915,494	$12.82	765,069	0.9
May 27, 2024 - June 30, 2024	43,193	$13.85	34,769	0.9
Total	965,045	$12.88	799,838

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares under our previous repurchase program.
(2)
During the three months ended June 30, 2024, we repurchased and retired, as reported on trade date, approximately 165,000 shares of common stock at a cost of approximately $2.4 million to facilitate tax withholding for Restricted Stock Units.

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

Date: August 2, 2024