Form 10-Q
period 2024-09-29
NETGEAR, INC.
filed 2024-11-01
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 29, 2024

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,769,764 as of October 25, 2024.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$273,767	$176,717
Short-term investments	121,965	106,931
Accounts receivable, net of allowance for doubtful accounts of $417 and $338 as of September 29, 2024 and December 31, 2023, respectively	177,326	185,059
Inventories	161,976	248,851
Prepaid expenses and other current assets	34,302	30,421
Total current assets	769,336	747,979
Property and equipment, net	10,640	8,273
Operating lease right-of-use assets	30,758	37,285
Goodwill	36,279	36,279
Other non-current assets	15,623	17,326
Total assets	$862,636	$847,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,035	$46,850
Accrued employee compensation	19,964	21,286
Other accrued liabilities	155,193	168,084
Deferred revenue	29,596	27,091
Income taxes payable	14,569	1,037
Total current liabilities	271,357	264,348
Non-current income taxes payable	8,510	12,695
Non-current operating lease liabilities	22,016	29,698
Other non-current liabilities	10,423	4,906
Total liabilities	312,306	311,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	30
Additional paid-in capital	987,576	967,651
Accumulated other comprehensive income	152	136
Accumulated deficit	(437,427)	(432,322)
Total stockholders’ equity	550,330	535,495
Total liabilities and stockholders’ equity	$862,636	$847,142

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net revenue	$182,854	$197,845	$491,340	$552,166
Cost of revenue	126,371	128,911	354,797	368,550
Gross profit	56,483	68,934	136,543	183,616
Operating expenses:
Research and development	20,905	20,738	60,983	63,703
Sales and marketing	31,196	30,865	91,482	97,226
General and administrative	8,357	16,364	45,610	49,136
Litigation reserves, net	(100,855)	178	(92,625)	178
Restructuring and other charges	1,072	366	3,792	2,703
Intangibles impairment	—	1,071	—	1,071
Total operating expenses	(39,325)	69,582	109,242	214,017
Income (loss) from operations	95,808	(648)	27,301	(30,401)
Other income, net	3,485	2,280	9,048	11,685
Income (loss) before income taxes	99,293	1,632	36,349	(18,716)
Provision for income taxes	14,219	86,431	15,100	84,382
Net income (loss)	$85,074	$(84,799)	$21,249	$(103,098)

Net income (loss) per share
Basic	$2.96	$(2.87)	$0.73	$(3.52)
Diluted	$2.90	$(2.87)	$0.72	$(3.52)
Weighted average shares used to compute net income (loss) per share:
Basic	28,705	29,524	28,992	29,266
Diluted	29,364	29,524	29,389	29,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Net income (loss)	$85,074	$(84,799)	$21,249	$(103,098)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(224)	(168)	(248)	406
Change in unrealized gains and losses on available-for-sale investments	452	58	233	249
Other comprehensive income (loss), before tax	228	(110)	(15)	655
Tax benefit (provision) related to derivatives	28	21	31	(50)
Tax provision related to available-for-sale investments	—	(14)	—	(61)
Other comprehensive income (loss), net of tax	256	(103)	16	544
Comprehensive income (loss)	$85,330	$(84,902)	$21,265	$(102,554)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(166)	—	(166)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,650)	(18,650)
Stock-based compensation	—	—	4,544	—	—	4,544
Repurchase of common stock	(783)	(1)	—	—	(11,443)	(11,444)
Restricted stock unit withholdings	(32)	—	—	—	(454)	(454)
Issuance of common stock under stock-based compensation plans	270	—	1,986	—	—	1,986
Balance as of March 31, 2024	29,071	29	974,181	21	(462,869)	511,362
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(53)	—	(53)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(45,175)	(45,175)
Stock-based compensation	—	—	5,888	—	—	5,888
Repurchase of common stock	(800)	(1)	—	—	(10,120)	(10,121)
Restricted stock unit withholdings	(165)	—	—	—	(2,431)	(2,431)
Issuance of common stock under stock-based compensation plans	573	1	—	—	—	1
Balance as of June 30, 2024	28,679	29	980,069	(104)	(520,595)	459,399
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	452	—	452
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(196)	—	(196)
Net income	—	—	—	—	85,074	85,074
Stock-based compensation	—	—	5,620	—		5,620
Repurchase of common stock	(99)	—	—	—	(1,461)	(1,461)
Restricted stock unit withholdings	(25)	—	—	—	(445)	(445)
Issuance of common stock under stock-based compensation plans	213	—	1,887	—	—	1,887
Balance as of September 29, 2024	28,768	$29	$987,576	$152	$(437,427)	$550,330

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	$620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	182	—	182
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	406	—	406
Net loss	—	—	—	—	(9,712)	(9,712)
Stock-based compensation	—	—	4,665	—	—	4,665
Restricted stock unit withholdings	(6)	—	—	—	(120)	(120)
Issuance of common stock under stock-based compensation plans	154	—	2,286	—	—	2,286
Balance as of April 2, 2023	29,056	29	953,074	53	(334,594)	618,562
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(38)	—	(38)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	97	—	97
Net loss	—	—	—	—	(8,587)	(8,587)
Stock-based compensation	—	—	4,687	—	—	4,687
Restricted stock unit withholdings	(141)	—	—	—	(1,985)	(1,985)
Issuance of common stock under stock-based compensation plans	485	—	—	—	—	—
Balance as of July 2, 2023	29,400	29	957,761	112	(345,166)	612,736
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	44	—	44
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(147)	—	(147)
Net loss	—	—	—	—	(84,799)	(84,799)
Stock-based compensation	—	—	4,285	—	—	4,285
Restricted stock unit withholdings	(48)	—	—	—	(637)	(637)
Issuance of common stock under stock-based compensation plans	256	1	1,304	—	—	1,305
Balance as of October 1, 2023	29,608	$30	$963,350	$9	$(430,602)	$532,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 29, 2024	October 1, 2023
Cash flows from operating activities:
Net income (loss)	$21,249	$(103,098)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,761	5,491
Stock-based compensation	16,052	13,637
Gain on investments, net	(2,971)	(2,301)
Intangibles impairment	—	1,071
Deferred income taxes	254	82,205
Provision for excess and obsolete inventory	5,084	2,705
Changes in assets and liabilities:
Accounts receivable, net	7,733	76,585
Inventories	81,790	15,990
Prepaid expenses and other assets	3,146	(3,020)
Accounts payable	4,727	(38,443)
Accrued employee compensation	(1,322)	(4,952)
Other accrued liabilities	(9,608)	(46,929)
Deferred revenue	3,073	4,771
Income taxes payable	9,347	(3,130)
Net cash provided by operating activities	143,315	582
Cash flows from investing activities:
Purchases of short-term investments	(107,454)	(97,291)
Proceeds from maturities of short-term investments	90,290	85,006
Purchases of property and equipment	(6,502)	(3,601)
Purchases of long-term investments	(225)	(585)
Net cash used in investing activities	(23,891)	(16,471)
Cash flows from financing activities:
Repurchases of common stock	(22,917)	—
Restricted stock unit withholdings	(3,330)	(2,742)
Proceeds from exercise of stock options	308	—
Proceeds from issuance of common stock under employee stock purchase plan	3,565	3,590
Net cash (used in) provided by financing activities	(22,374)	848
Net increase (decrease) in cash and cash equivalents	97,050	(15,041)
Cash and cash equivalents, at beginning of period	176,717	146,500
Cash and cash equivalents, at end of period	$273,767	$131,459
Non-cash investing and financing activities:
Unpaid property and equipment	$1,112	$1,055

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 29, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any future period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segment Recast

In the first fiscal quarter of 2024, resulting from certain segment structure changes, the Company revised its allocation method by allocating certain historically unallocated operating expenses to its individual operating segments. This change impacted Note 11, Segment Information. The prior-year segment financial information has been recast to conform to the current-year presentation. None of the changes impacted previously reported consolidated net revenue, income (loss) from operations, net income (loss) per share, total assets, or stockholders’ equity.

Note 2. Summary of Significant Accounting Policies

No material changes have been made to the Company’s significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” in its Annual Report.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ending 2024 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which will require the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 will also require the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ending December 31, 2025 and early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 29, 2024:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$66,991	$3,546	$2,209	$72,746

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	September 29, 2024	December 31, 2023
Accounts receivable, net	Accounts receivable, net	$177,326	$185,059
Contract liabilities – current	Deferred revenue	$29,596	$27,091
Contract liabilities – non-current	Other non-current liabilities	$5,472	$4,903

The difference in the balances of the Company’s contract assets and liabilities as of September 29, 2024 and December 31, 2023, primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the nine months ended September 29, 2024, $37.9 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $34.8 million of revenue was recognized for the satisfaction of performance obligations and $23.9 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. The Company operates and reports in two segments: NETGEAR for Business (formerly known as Small and Medium Business, or SMB) and Connected Home. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	September 29, 2024			October 1, 2023
(In thousands)	NETGEAR for Business	Connected Home	Total	NETGEAR for Business	Connected Home	Total
Geographic regions (1) :
Americas	$42,035	$85,717	$127,752	$36,323	$104,695	$141,018
EMEA	22,975	9,823	32,798	24,786	10,898	35,684
APAC	13,520	8,784	22,304	9,401	11,742	21,143
Total	$78,530	$104,324	$182,854	$70,510	$127,335	$197,845
Sales channels:
Service provider	$268	$22,949	$23,217	$219	$32,403	$32,622
Non-service provider	78,262	81,375	159,637	70,291	94,932	165,223
Total	$78,530	$104,324	$182,854	$70,510	$127,335	$197,845

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended
	September 29, 2024			October 1, 2023
(In thousands)	NETGEAR for Business	Connected Home	Total	NETGEAR for Business	Connected Home	Total
Geographic regions (1):
Americas	$103,189	$229,994	$333,183	$113,172	$266,379	$379,551
EMEA	64,549	26,791	91,340	76,744	34,279	111,023
APAC	39,282	27,535	66,817	33,763	27,829	61,592
Total	$207,020	$284,320	$491,340	$223,679	$328,487	$552,166
Sales channels:
Service provider	$713	$70,234	$70,947	$427	$71,346	$71,773
Non-service provider	206,307	214,086	420,393	223,252	257,141	480,393
Total	$207,020	$284,320	$491,340	$223,679	$328,487	$552,166

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of September 29, 2024 and December 31, 2023, were as follows:

	September 29, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$118,733	$361	$—	$119,094
Total	$118,733	$361	$—	$119,094

	December 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$98,326	$128	$—	$98,454
Convertible debt	173	—	—	173
Total	$98,499	$128	$—	$98,627

The contractual maturities on the U.S. treasury securities as of September 29, 2024 are all due within one year. Accrued interest receivable as of September 29, 2024 was $0.9 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of September 29, 2024 and December 31, 2023.

In the three and nine months ended September 29, 2024 and October 1, 2023, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

for these securities during the three and nine months ended September 29, 2024 and October 1, 2023. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	September 29, 2024	December 31, 2023
Raw materials	$16,839	$19,955
Finished goods	145,137	228,896
Total	$161,976	$248,851

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $2.1 million and $5.1 million for the three and nine months ended September 29, 2024, respectively, and $1.2 million and $2.7 million for the three and nine months ended October 1, 2023, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	September 29, 2024	December 31, 2023
Machinery and equipment	$52,515	$47,826
Furniture, fixtures, and leasehold improvements	19,705	18,205
Software	24,405	25,760
Computer equipment	5,355	5,458
Total property and equipment, gross	101,980	97,249
Accumulated depreciation	(91,340)	(88,976)
Total	$10,640	$8,273

Other non-current assets

(In thousands)	September 29, 2024	December 31, 2023
Non-current deferred income taxes	$3,120	$3,343
Long-term investments	8,492	8,367
Other	4,011	5,616
Total	$15,623	$17,326

Long-term equity investments

The Company’s long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds. The changes in the carrying value of equity investments without readily determinable fair values were as follows:

	Nine months ended
(In thousands)	September 29, 2024	October 1, 2023
Carrying value as of the beginning of the period (1)	$6,053	$6,053
Carrying value as of the end of the period (1)	$6,053	$6,053

(1)
The balances excluded an investment in limited partnership funds of $2.4 million as of September 29, 2024, $2.2 million as of October 1, 2023, $2.3 million as of December 31, 2023, and $1.7 million as of December 31, 2022. Additionally, the balance excluded an investment in convertible debt securities of $0.2 million as of December 31, 2022.

For such equity investments without readily determinable fair values still held on September 29, 2024, there were no cumulative downward adjustments for price changes and impairment and the cumulative upward adjustments for price changes was $0.3 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other accrued liabilities

(In thousands)	September 29, 2024	December 31, 2023
Current operating lease liabilities	$11,531	$11,869
Sales and marketing	67,055	75,535
Warranty obligations	4,785	5,738
Sales returns(1)	31,860	34,824
Freight and duty	4,397	2,837
Other	35,565	37,281
Total	$155,193	$168,084

(1)
Inventory expected to be received from future sales returns amounted to $15.2 million and $16.9 million as of September 29, 2024 and December 31, 2023, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $8.7 million and $9.7 million as of September 29, 2024 and December 31, 2023, respectively.

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

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about nine non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.9 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	September 29, 2024	December 31, 2023	Location	September 29, 2024	December 31, 2023
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$236	$284	Other accrued liabilities	$1,126	$1,672
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	9	7	Other accrued liabilities	141	19
Total		$245	$291		$1,267	$1,691

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Numerator:
Net income (loss)	$85,074	$(84,799)	$21,249	$(103,098)

Denominator:
Weighted average common shares – basic	28,705	29,524	28,992	29,266
Potentially dilutive common share equivalent	659	—	397	—
Weighted average common shares – dilutive	29,364	29,524	29,389	29,266

Basic net income (loss) per share	$2.96	$(2.87)	$0.73	$(3.52)
Diluted net income (loss) per share	$2.90	$(2.87)	$0.72	$(3.52)

Anti-dilutive employee stock-based awards, excluded	1,332	2,563	1,053	2,358

Note 7. Income Taxes

The income tax provision for the three and nine months ended September 29, 2024 was $14.2 million, or an effective tax rate of 14.3%, and $15.1 million, or an effective tax rate of 41.5%, respectively. The income tax provision for the three and nine months ended October 1, 2023 was $86.4 million, and $84.4 million, respectively. The changes in taxes for the three and nine months ended September 29, 2024, compared to the prior year periods, were primarily due to the recognition of a valuation allowance of $81.5 million on deferred tax assets for U.S. federal and state purposes during the three months ended October 1, 2023. The Company evaluated the current results as of the period ended September 29, 2024, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, has recorded no benefit for the forecasted tax loss for the three and nine months ended September 29, 2024.

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

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of September 29, 2024, the Company had approximately $84.9 million, as compared to $42.6 million as of December 31, 2023, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of September 29, 2024, $204.1 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to a gain of $1.2 million and a loss of $5.0 million for the three and nine months ended September 29, 2024, respectively, and losses of $0.6 million and $2.0 million for the three and nine months ended October 1, 2023, respectively.

Non-Trade Commitments

As of September 29, 2024, the Company had non-cancellable purchase commitments of $11.3 million pertaining to non-trade activities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Balance as of beginning of the period	$4,771	$6,217	$5,738	$6,320
Provision for warranty liability made	1,060	2,185	2,468	4,862
Settlements made	(1,046)	(1,364)	(3,421)	(4,144)
Balance as of the end of the period	$4,785	$7,038	$4,785	$7,038

Leases

As of September 29, 2024, the Company entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $0.3 million and $43.0 million, respectively, that are not yet recorded on the unaudited Consolidated Balance Sheets. This lease will commence in 2025 with a non-cancelable lease term of 11 years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

technical hearings followed on July 24, 2023 and July 25, 2023. On or around June 12, 2024, the Jinan Court found that the Company Wi-Fi 6 products infringe Huawei’s two asserted Chinese patents. The Company appealed both cases to the Chinese Supreme Court on June 21, 2024.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited (at the Unified Patent Court - UPC)

On or around July 3, 2023, Huawei filed an infringement suit, asserting patent EP 3 611 989 (the ’989 Patent), against NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited at the Unified Patent Court (UPC) in Munich, Germany. The deadline for the parties to complete briefing was extended to July 3, 2024. An interim conference took place on August 29, 2024, and oral hearing was held on October 30 and 31, 2024.

On or around December 11, 2023, Huawei filed a second UPC suit, asserting EP 3 678 321 (EP 321), against the Company. The Company submitted its Statement of Defense on April 18, 2024. Oral argument is scheduled to take place on March 25, 2025.

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

On July 10, 2024, Huawei filed a Complaint asserting EP 3 937 445 (EP 445) against the Company’s WiFi-6 products at the Munich District Court. The entities named in the suit are NETGEAR Inc, NETGEAR International, and NETGEAR Germany. The Company filed a Statement of Defense for NETGEAR Germany on July 10, 2024. The oral hearing is scheduled for April 9, 2025.

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

On August 28, 2024, the Company entered into a settlement agreement (the “Settlement Agreement”) with TP-Link regarding all of their respective pending U.S. International Trade Commission and patent infringement disputes, and TP-Link’s patent challenges and breach of contract claims, and NETGEAR received a $135 million payment as consideration for the same. Consistent with the terms of the Settlement Agreement, all pending litigation between the parties were dismissed or not further pursued, as applicable, on or around September 11, 2024.

TP-Link v. NETGEAR (at the Northern District of California District Court)

On June 10, 2024, TP-Link filed a lawsuit against NETGEAR in the United States District Court Northern District of California alleging breach of contract. The Company recently obtained an Initial Determination at the ITC that TP Link’s products infringe on the Company’s U.S. Patent 7,936,714 (the ’714 Patent). TP-Link alleged, in its Complaint, that the ’714 Patent is a Standard Essential Patent (SEP) and by suing TP-Link for patent infringement, the Company breached its contractual obligation, as a member of Wi-Fi Alliance or WFA, to offer TP- Link (also a WFA member) a license to the ’714 Patent on reasonable and non-discriminatory (RAND) terms. The suit seeks a declaratory judgment from the Court that the Company is

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

subject to RAND licensing obligations and damages. On June 18, 2024, TP-Link filed a motion for preliminary injunction seeking to enjoin the Company from enforcing an exclusion order from the ITC based on the ’714 patent. The parties have settled this matter. On or around September 11, 2024, TP-Link filed for dismissal of this case based on the Settlement Agreement described above.

As described above, for the three and nine months ended September 29, 2024, the Company received a payment from the litigation settlement with TP-Link, leading to a contra-expense of $92.7 million in the litigation reserves, a reversal of $8.2 million contingent fee recorded in litigation reserves in the prior quarter, and a reduction of $10.9 million in general and administrative expenses to offset the related legal fees incurred to date. The Company included the amounts in the unaudited condensed consolidated statements of operations.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from any ongoing litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any loss provisions.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of the Company’s outstanding common stock, incremental to the remaining shares under the Company’s previous repurchase program. During the nine months ended September 29, 2024, the Company repurchased and retired, reported based on trade date, approximately 1.7 million shares of common stock, at a cost of approximately $22.9 million under the repurchase authorization. The Company did not repurchase any shares of common stock during the nine months ended October 1, 2023. As of September 29, 2024, approximately 3.8 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased, reported based on trade date, approximately 222,000 shares and 194,000 shares of common stock, at a cost of approximately $3.3 million and $2.7 million, during the nine months ended September 29, 2024 and October 1, 2023, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2023	$126	$7	$3	$136
Other comprehensive income (loss) before reclassifications	233	(821)	151	(437)
Less: Amount reclassified from accumulated other comprehensive (loss) income	—	(573)	120	(453)
Net current period other comprehensive income (loss)	233	(248)	31	16
Balance as of September 29, 2024	$359	$(241)	$34	$152

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	249	2,584	(568)	2,265
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	2,178	(457)	1,721
Net current period other comprehensive income (loss)	249	406	(111)	544
Balance as of October 1, 2023	$(73)	$68	$14	$9

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(461)	$1,059	$(670)	$2,510
Cost of revenue	—	(2)	—	(4)
Research and development	8	—	6	(26)
Sales and marketing	18	(100)	60	(242)
General and administrative	24	(41)	31	(60)
Total before tax	(411)	916	(573)	2,178
Tax impact	86	(192)	120	(457)
Total, net of tax	$(325)	$724	$(453)	$1,721

Note 10. Employee Benefit Plans

The Company grants options, RSUs and performance units under the 2016 Incentive Plan (the “2016 Plan”), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options and RSUs and three years for performance shares. As of September 29, 2024, approximately 2.3 million shares were reserved for future grants under the 2016 Plan.

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of September 29, 2024, approximately 0.7 million shares were reserved for future grants under the 2024 Inducement Plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of September 29, 2024, approximately 0.5 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2023	866	$30.70
Exercised	(17)	18.58
Expired	(209)	$30.26
Outstanding as of September 29, 2024	640	$31.16

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	1,567	$22.83
Granted	1,493	$14.36
Vested	(728)	$23.07
Cancelled	(192)	$19.86
Outstanding as of September 29, 2024	2,140	$16.95

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	417	$24.76
Granted	575	$20.25
Cancelled	(357)	$25.86
Outstanding as of September 29, 2024	635	$20.06

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
Cost of revenue	$444	$354	$1,222	$1,047
Research and development	868	841	2,410	3,050
Sales and marketing	1,520	1,271	3,992	4,099
General and administrative	2,788	1,819	8,428	5,441
Total	$5,620	$4,285	$16,052	$13,637

As of September 29, 2024, $38.8 million of unrecognized compensation cost related to unvested RSUs and performance shares expected to be recognized over a weighted-average period of 2.3 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: NETGEAR for Business and Connected Home:

•
NETGEAR for Business: Focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price; and
•
Connected Home: Focuses on consumers and provides high-performance, dependable and easy-to-use premium WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 Tri-band and Quad-band mesh systems, and routers, 4G/5G mobile products, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing and general and administrative expenses,

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amortization of intangibles, stock-based compensation expense, intangibles impairment, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	October 1, 2023		September 29, 2024	October 1, 2023
Net Revenue:
NETGEAR for Business	$78,530	$70,510		$207,020	$223,679
Connected Home	104,324	127,335		284,320	328,487
Total net revenue	$182,854	$197,845		$491,340	$552,166

Contribution Income (Loss):
NETGEAR for Business	$16,133	$14,547	*	$28,098	$42,254	*
Contribution margin	20.5%	20.6%	*	13.6%	18.9%	*
Connected Home	$(4,780)	$9,465	*	$(24,714)	$2,336	*
Contribution margin	(4.6)%	7.4%	*	(8.7)%	0.7%	*
Total segment contribution income	$11,353	$24,012	*	$3,384	$44,590	*
Corporate and unallocated costs	(9,708)	(18,760)	*	(48,864)	(57,145)	*
Amortization of intangibles	—	—		—	(257)
Stock-based compensation expense	(5,620)	(4,285)		(16,052)	(13,637)
Intangibles impairment	—	(1,071)		—	(1,071)
Restructuring and other charges	(1,072)	(366)		(3,792)	(2,703)
Litigation reserves, net	100,855	(178)		92,625	(178)
Other income, net (1)	3,485	2,280		9,048	11,685
Income (loss) before income taxes	$99,293	$1,632		$36,349	$(18,716)

(1)
Amounts included gain/(loss), net from derivatives not designated as hedging instruments of $(1.6) million and $0.5 million, for the three and nine months ended September 29, 2024, respectively, and $1.3 million and $2.2 million, for the three and nine months ended October 1, 2023, respectively, and gain/(loss), net from a litigation settlement of $6.0 million for the nine months ended October 1, 2023.

* Financial information for each reportable segment in the prior year periods were recast to conform to the current reportable segment structure.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2024	October 1, 2023	September 29, 2024	October 1, 2023
United States (U.S.)	$124,305	$138,013	$324,388	$368,772
Americas (excluding U.S.)	3,447	3,005	8,795	10,779
EMEA (1)	32,798	35,684	91,340	111,023
APAC (1)	22,304	21,143	66,817	61,592
Total net revenue	$182,854	$197,845	$491,340	$552,166

(1)
No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	September 29, 2024	December 31, 2023
United States (U.S.)	$20,082	$25,051
Canada	5,583	4,714
Americas (excluding U.S. and Canada)	38	68
EMEA	3,267	3,739
Singapore	5,195	6,218
APAC (excluding Singapore) (1)	7,233	5,768
Total	$41,398	$45,558

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 29, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$110,859	$110,859	$—
Available-for-sale investments: U.S. treasury securities(1)	119,094	—	119,094
Trading securities: mutual funds(1)	2,871	2,871	—
Foreign currency forward contracts(2)	245	—	245
Total assets measured at fair value	$233,069	$113,730	$119,339
Liabilities:
Foreign currency forward contracts(3)	$1,267	$—	$1,267
Total liabilities measured at fair value	$1,267	$—	$1,267

	December 31, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,986	$25,986	$—
Available-for-sale investments: U.S. treasury securities(1)	98,454	—	98,454
Trading securities: mutual funds(1)	8,304	8,304	—
Available-for-sale investments: convertible debt securities(1)	173	—	173
Foreign currency forward contracts(2)	291	—	291
Total assets measured at fair value	$133,208	$34,290	$98,918
Liabilities:
Foreign currency forward contracts(3)	$1,691	$—	$1,691
Total liabilities measured at fair value	$1,691	$—	$1,691

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

condensed consolidated statements of operations. Accrued restructuring and other charges are classified within Accrued employee compensation and Other accrued liabilities on the condensed consolidated balance sheets.

Restructuring and other charges recognized in the three and nine months ended September 29, 2024 and October 1, 2023, respectively, were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with the areas to deliver long-term growth and expanding profitability or projected revenue levels. The liabilities as of September 29, 2024 are expected to be settled in 2024.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2023	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at September 29, 2024
Restructuring
Employee termination charges	$257	$3,493	$(3,061)	$(19)	$670
Lease contract termination and other charges	30	299	(86)	(243)	—
Total Restructuring and other charges	$287	$3,792	$(3,147)	$(262)	$670

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2022	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at October 1, 2023
Restructuring
Employee termination charges	$1,912	$2,650	$(4,138)	$(80)	$344
Lease contract termination and other charges	—	395	(367)	—	28
Total Restructuring and other charges	$1,912	$3,045	$(4,505)	$(80)	$372

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR, Inc.’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR's reporting structure; NETGEAR's belief of the principal competitive factors in the consumer, business, and service provider markets for networking products; expectations regarding more predictable performance that is aligned to the market, including as a result of our efforts to work with our channel partners to optimize their inventory carrying levels; inventory levels and expectation to return to historically normal inventory costs after reaching target inventory levels; expectations regarding transportation costs; expectations regarding demand in the premium portion of NETGEAR's Connected Home product portfolio; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including NETGEAR for Business and Connected Home products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding the timing, distribution, sales momentum and market acceptance of recent and anticipated new product and services introductions that position NETGEAR for growth and market share gain; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory management and inventory costs; expectations regarding transportation costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding cash generation; expectations regarding expected tax rates or tax expenses; and expectations regarding NETGEAR’s subscription services, service revenue and gross margin. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global company that turns ideas into innovative, high-performance, and premium networking products. Our products power businesses and service providers and connect people. Our products are designed to simplify and improve people’s lives. Our strategy for NETGEAR for Business segment is to innovate manufacturing partner integrations, to deploy our products in businesses of all sizes, as well as to capitalize on our product leadership position to pursue new and adjacent verticals, such as to expand our reach into the broadcast industry. Our strategy for Connected Home segment is to develop products to serve a broader segment of the consumer networking market, to evolve our marketing messaging to highlight our points of differentiation, as well as to leverage our position and independence to forge value-added partnerships that drive innovation and improve the experience for our customers. Our goal is to enable businesses and people to collaborate and connect to a world of information and entertainment in or outside of the home. We are dedicated to delivering innovative and highly differentiated, connected solutions ranging from switching and wireless solutions to augment business networks and audio and video over Ethernet for Pro AV applications, to easy-to-use premium WiFi solutions, security and support services to protect and enhance home networks. Our products and services are built on a variety of technologies such as wireless (WiFi and 4G/5G mobile), Ethernet and powerline, with a focus on reliability and ease-of-use. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as audio and video over Ethernet, multi-Gigabit internet service to homes, WiFi 7, and future technologies. Our product line consists of devices that create and extend wired and wireless networks, as well as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

We operate and report in two segments: NETGEAR for Business (formerly known as Small and Medium Business, or SMB) and Connected Home. We believe that this structure reflects our current operational and financial management, and that it provides the best structure for us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The NETGEAR for Business segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. The Connected Home segment focuses on consumers and provides high-performance, dependable, and easy-to-use premium WiFi internet networking solutions such as WiFi 6, WiFi 6E, and WiFi 7 Tri-band and Quad-band mesh systems, 4G/5G mobile products, and subscription services that provide consumers a range of value-added services focused on security, performance, privacy, and premium support. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

Business Overview

The markets in which our segments operate are intensely competitive and subject to rapid technological evolution. We believe that the principal competitive factors in the business, consumer, and service provider markets for networking products include product breadth, price points, size and scope of the sales channel, brand name, timeliness of new product introductions, product availability, performance, features, functionality, reliability, ease-of-installation, maintenance and use, security, as well as customer service and support. To remain competitive, we believe we must continue to aggressively invest resources to develop new products and subscription services, enhance our current products, and expand our channels and direct-to-consumer capabilities, while increasing engagement and maintaining satisfaction with our customers. Our investments reflect our steadfast focus on cybersecurity of our products and systems, as the rising threat of cyber-attacks and exploitation of security vulnerabilities in our industry is a significant consumer concern.

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

Financial Overview

During the three months ended September 29, 2024, our net revenue decreased by $15.0 million, compared to the prior year period, mainly driven by a decrease of $23.0 million in our Connected Home segment, partially offset by an increase of $8.0 million in our NETGEAR for Business segment. The decrease in Connected Home net revenue was in part due to market contraction, leading to a year-over-year decline in the retail channel, and a decline in net revenue in service provider channel. The increase in NETGEAR for Business net revenue was primarily due to the completion of our work with our channel partners to optimize their inventory levels and starting to see more predictable performance aligned to the market, led by the higher net revenue from the Pro AV product line of managed switches. Despite the decline in net revenue during the three months ended September 29, 2024, our premium portfolio of products continued to outperform the market. We also experienced continued strong demand for the Pro AV product line of managed switches, and growth in our services revenue. Our gross margin percentage decreased 390 basis points during the three months ended September 29, 2024, compared to the prior year period, primarily attributable to higher freight costs, and cost of inventory, partially offset by higher mix of NETGEAR for Business products, which generally carry higher gross margin. Income from operations increased by $96.5 million during the three months ended September 29, 2024, compared to the prior year period, primarily attributable to the payment received from the litigation settlement with TP-Link, leading to a contra-expense of $92.7 million in the litigation reserves, the reversal of an

$8.2 million contingent fee recorded in litigation reserves in the prior quarter, and a reduction of $10.9 million in general and administrative expenses to offset the related legal fees incurred to date. The increase of income from operations was partially offset by lower net revenue.

Geographically, net revenue increased from NETGEAR for Business in Americas and APAC but decreased in EMEA, whereas net revenue decreased from Connected Home in all three regions, during the three months ended September 29, 2024, compared to the prior year period, respectively.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends created uncertainty in the global economic environment since 2022. These include conditions such as the potential for a recession, fluctuations in inflation, interest rate changes, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, and ongoing worldwide tensions, including the Russia-Ukraine conflict, Israel-Hamas conflict, and Red Sea crisis. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight are unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

During the first half of 2024, we completed efforts to work with our channel partners to optimize their inventory carrying levels for both the NETGEAR for Business and Connected Home businesses and started to see more predictable performance aligned to the market in the three months ended September 29, 2024, which we expect to continue to see in the periods ahead. Looking forward, we will continue to reduce our slower moving inventory levels and expect to return to our historically normal inventory costs after we reach our target inventory levels of three months, and when transportation costs return to normal from their heightened levels partially as a result of the Red Sea crisis. We expect to experience continued net revenue growth in our NETGEAR For Business segment, led by our ProAV line of managed switches, and while we are seeing the signs of market recovery, we expect increased promotional activity in the Connected Home retail business due in part to the holiday promotional period. Accordingly, we expect the net revenue in the fourth fiscal quarter of 2024 to be in the range of $160 million to $175 million, including $20 million from the service provider channels. We aim to execute on our strategy of capitalizing on the technological inflection points of audio and video over Ethernet, WiFi 7, WiFi 6E, WiFi 6, and 5G, to develop products that serve a broader segment of the market with a good, better, best product strategy, and to simplify, develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Nine Months Ended
(In thousands, except percentage data)	September 29, 2024		October 1, 2023		September 29, 2024		October 1, 2023
Net revenue	$182,854	100.0%	$197,845	100.0%	$491,340	100.0%	$552,166	100.0%
Cost of revenue	126,371	69.1%	128,911	65.2%	354,797	72.2%	368,550	66.7%
Gross profit	56,483	30.9%	68,934	34.8%	136,543	27.8%	183,616	33.3%
Operating expenses:
Research and development	20,905	11.4%	20,738	10.5%	60,983	12.4%	63,703	11.5%
Sales and marketing	31,196	17.1%	30,865	15.4%	91,482	18.6%	97,226	17.7%
General and administrative	8,357	4.6%	16,364	8.3%	45,610	9.3%	49,136	8.9%
Litigation reserves, net	(100,855)	(55.2)%	178	0.1%	(92,625)	(18.9%)	178	—%
Restructuring and other charges	1,072	0.6%	366	0.3%	3,792	0.8%	2,703	0.5%
Intangibles impairment	—	—%	1,071	0.5%	—	—%	1,071	0.2%
Total operating expenses	(39,325)	(21.5)%	69,582	35.1%	109,242	22.2%	214,017	38.8%
Income (loss) from operations	95,808	52.4%	(648)	(0.3)%	27,301	5.6%	(30,401)	(5.5)%
Other income, net	3,485	1.9%	2,280	1.1%	9,048	1.8%	11,685	2.1%
Income (loss) before income taxes	99,293	54.3%	1,632	0.8%	36,349	7.4%	(18,716)	(3.4)%
Provision for income taxes	14,219	7.8%	86,431	43.7%	15,100	3.1%	84,382	15.3%
Net income (loss)	$85,074	46.5%	$(84,799)	(42.9)%	$21,249	4.3%	$(103,098)	(18.7)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Americas	$127,752	(9.4)%	$141,018	$333,183	(12.2)%	$379,551
Percentage of net revenue	69.9%		71.3%	67.8%		68.7%
EMEA	$32,798	(8.1)%	$35,684	$91,340	(17.7)%	$111,023
Percentage of net revenue	17.9%		18.0%	18.6%		20.1%
APAC	$22,304	5.5%	$21,143	$66,817	8.5%	$61,592
Percentage of net revenue	12.2%		10.7%	13.6%		11.2%
Total net revenue	$182,854	(7.6)%	$197,845	$491,340	(11.0)%	$552,166

Americas

Net revenue in Americas decreased in the three and nine months ended September 29, 2024, driven by declines in Connected Home segment’s net revenue of 18.1% and 13.7%, respectively, and in NETGEAR for Business segment’s net revenue of 8.8% in the nine months ended September 29, 2024, compared to the prior year periods. The declines in Connected Home net revenue were primarily due to market contraction, leading to year-over-year declines in the retail channel in both the three and nine months ended September 29, 2024, and a decline in the service provider channel in the nine months ended September 29, 2024, compared to the prior year periods, respectively. The decline in NETGEAR for Business net revenue in the nine months ended September 29, 2024 was mainly due to our work with our channel partners in the first half of 2024 to optimize their inventory carrying levels. The decline in net revenue in Americas in the three months ended September 29, 2024 was partially offset by an increase in NETGEAR for Business segment’s net revenue of 15.7%, mainly driven by higher demand for the Pro AV product line of managed switches, compared to the prior year period.

EMEA

Net revenue in EMEA decreased in the three and nine months ended September 29, 2024, compared to the prior year periods, driven by declines in NETGEAR for Business segment’s net revenue of 7.3% and 15.9%, respectively, and in Connected Home segment’s net revenue of 9.9% and 21.8%, respectively. The net revenue decline in NETGEAR for Business segment in the three months ended September 29, 2024 was primarily due to the lower net revenue from our traditional transactional switches, whereas the decline in the nine months ended September 29, 2024 was mainly driven by our work with our channel partners to optimize their inventory carrying levels in the first half of 2024. The net revenue declines in Connected Home segment were mainly due to market contraction, leading to year-over-year declines in the retail channel in the three and nine months ended September 29, 2024, compared to the prior year periods.

APAC

Net revenue in APAC increased in the three and nine months ended September 29, 2024, compared to the prior year periods, mainly driven by increases in NETGEAR for Business segment’s net revenue of 43.9% and 16.3%, respectively, primarily attributable to the higher demand for the Pro AV product line of managed switches.

For further discussions specific to our NETGEAR for Business and Connected Home segments, refer to the "Segment Information" section below.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Cost of revenue	$126,371	(2.0)%	$128,911	$354,797	(3.7)%	$368,550
Gross margin percentage	30.9%		34.8%	27.8%		33.3%

Our gross margin percentage decreased for the three and nine months ended September 29, 2024, compared to the prior year periods, primarily attributable to higher cost of inventory and freight costs, partially offset by higher mix of NETGEAR for Business products, which generally carry higher gross margin. Our gross margin percentage for the nine months ended September 29, 2024 was also negatively impacted by higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory.

We expect our gross margin in the fourth fiscal quarter to be in line with or decrease slightly from the third fiscal quarter of 2024 level. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Research and development	$20,905	0.8%	$20,738	$60,983	(4.3)%	$63,703

Research and development expenses remained relatively flat for the three months ended September 29, 2024, compared to the prior year period, with the increase of $1.2 million in personnel related expenditures, mainly attributable to higher variable compensation, primarily offset by the decreases of $0.7 million in IT and facility allocation and $0.4 million in engineering projects and outside professional services. Research and development expenses declined for the nine months ended September 29, 2024, compared to the prior year period, primarily driven by decreases in engineering projects and outside professional services of $1.6 million, and in IT and facility allocations of $1.1 million.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the fourth fiscal quarter of 2024 to be in line with the third fiscal quarter of 2024 level. We continue to invest in research and development to grow audio and video over Ethernet, web-managed, AV over IP managed switches, NETGEAR for Business wireless products, our cloud platform capabilities, our recurring services and mobile applications and to create and expand our hardware product offerings focused on premium WiFi 7, and WiFi 6/6E, Advanced 4G/5G mobile and 5G coverage solutions. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Sales and marketing	$31,196	1.1%	$30,865	$91,482	(5.9)%	$97,226

Sales and marketing expenses increased slightly for the three months ended September 29, 2024, compared to the prior year period, with an increase in variable personal compensation of $1.2 million primarily offset by a decrease in brand marketing expenditures of $1.1 million. Sales and marketing expenses declined for the nine months ended September 29, 2024, compared to the prior year period, mainly attributable to decreases in brand marketing expenditures of $4.4 million, and in personnel-related expenditures of $1.2 million, primarily due to lower headcount and partially offset by higher variable compensation.

We expect sales and marketing expenses in absolute dollar amount in the fourth fiscal quarter of 2024 to be slightly up from the third fiscal quarter of 2024 level as we look to make some investments in sales resources in support of our NETGEAR for Business segment. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
General and administrative	$8,357	(48.9)%	$16,364	$45,610	(7.2)%	$49,136

The decreases in general and administrative expenses for the three and nine months ended September 29, 2024, compared to the prior year periods, were primarily attributable to a $10.9 million reduction in expenses to offset the legal fees incurred to date associated with the litigation settlement payment from TP-Link. The decreases in the three and nine months ended September 29, 2024 were partially offset by increases in personnel-related expenditures of $3.3 million and $7.7 million, respectively, mainly due to higher variable compensation, and stock-based compensation associated with executives’ transition.

We expect general and administration expenses in absolute dollar amount in the fourth fiscal quarter of 2024 to be in line with or slightly lower than the second fiscal quarter of 2024, primarily due to lower litigation defense costs. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Litigation Reserves, Net

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Litigation reserves, net	$(100,855)	**	$178	$(92,625)	**	$178

** Percentage change not meaningful.

The decreases in litigation reserves, net for the three and nine months ended September 29, 2024, compared to the prior year periods, were mainly attributable to a contra-expense of $92.7 million associated with the litigation settlement payment from TP-Link, and the reversal of an $8.2 million contingent fee recorded in the second fiscal quarter of 2024.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Restructuring and other charges	$1,072	**	$366	$3,792	40.3%	$2,703

Restructuring and other charges for the three and nine months ended September 29, 2024 increased, compared to the prior year periods, primarily due to our reorganization to better align the cost structure of the business with the areas to deliver long-term growth and expanding profitability. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Other income, net	$3,485	52.9%	$2,280	$9,048	(22.6)%	$11,685

The increase in other income, net for the three months ended September 29, 2024, compared to the prior year period was primarily due to higher interest income resulting from higher interest rates and higher cash and short-term investment balances. The decrease in other income, net for the nine months ended September 29, 2024, compared to the prior year period, was primarily due to $6.0 million cash received relating to a favorable litigation settlement for false product marketing in the prior year but not in the current year, partially offset by higher interest income resulting from higher interest rates and higher cash and short-term investment balances.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Provision for income taxes	$14,219	(83.5%)	$86,431	$15,100	(82.1%)	$84,382
Effective tax rate	14.3%		**	41.5%		**

** Percentage change not meaningful.

The changes in taxes for the three and nine months ended September 29, 2024, compared to the prior year periods, were primarily due to the full valuation allowance on deferred tax assets for U.S. federal and state purposes that was established during the period ended October 1, 2023. We evaluated the current results as of the period ended September 29, 2024, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, did not record any benefits for the forecasted tax loss in for the three and nine months ended September 29, 2024.

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

NETGEAR for Business Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Net revenue	$78,530	11.4%	$70,510	$207,020	(7.4)%	$223,679
Percentage of net revenue	42.9%		35.6%	42.1%		40.5%
Contribution income	$16,133	10.9%	$14,547	$28,098	(33.5)%	$42,254
Contribution margin	20.5%		20.6%	13.6%		18.9%

NETGEAR for Business net revenue increased, in the three months ended September 29, 2024, primarily due to the completion of our work with our channel partners to optimize their inventory levels and starting to see more predictable performance aligned to the market, led by the higher net revenue from the Pro AV product line of managed switches. NETGEAR for Business net revenue decreased, in the nine months ended September 29, 2024, primarily due to our work with our channel partners to optimize their inventory carrying levels in the first half of 2024, compared to the prior year period. We continued to experience strong demand for the Pro AV product line of managed switches. Geographically, NETGEAR for Business net revenue increased in Americas and APAC but decreased in EMEA, in the three months ended September 29, 2024, whereas net revenue decreased in EMEA and Americas but increased in APAC, in the nine months ended September 29, 2024, compared to the prior year periods, respectively.

NETGEAR for Business contribution income increased in the three months ended September 29, 2024, compared to the prior year period, primarily due to higher net revenue. NETGEAR for Business contribution income decreased in the nine months ended September 29, 2024, compared to the prior year period, primarily due to lower net revenue, and lower gross margin achievement mainly attributable to higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, and higher cost of inventory and freight costs.

Connected Home Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 29, 2024	% Change	October 1, 2023	September 29, 2024	% Change	October 1, 2023
Net revenue	$104,324	(18.1)%	$127,335	$284,320	(13.4)%	$328,487
Percentage of net revenue	57.1%		64.4%	57.9%		59.5%
Contribution income (loss)	$(4,780)	**	$9,465	$(24,714)	**	$2,336
Contribution margin	(4.6)%		7.4%	(8.7)%		0.7%

** Percentage change not meaningful.

Connected Home net revenue decreased in the three and nine months ended September 29, 2024, compared to the prior year periods, in part due to market contraction, leading to year-over-year declines in the retail channel, and a decline in net revenue in service provider channel. Despite the declines in the overall consumer networking market during the three and nine months ended September 29, 2024, our premium portfolio of products continued to outperform the market, and we saw growth in our service revenue, as compared to the prior year periods. Geographically, Connected Home net revenue decreased in all three regions in the three and nine months ended September 29, 2024, compared to the prior year periods.

Connected Home contribution loss increased in the three and nine months ended September 29, 2024, compared to the prior year periods, mainly attributable to lower net revenue, and lower gross margin achievements due to higher freight costs, higher cost of inventory, and higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of September 29, 2024, we had cash, cash equivalents and short-term investment of $395.7 million, an increase of $112.1 million from December 31, 2023.

As of September 29, 2024, approximately 22% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Nine Months Ended
(In thousands)	September 29, 2024	October 1, 2023
Cash provided by operating activities	$143,315	$582
Cash used in investing activities	(23,891)	(16,471)
Cash (used in) provided by financing activities	(22,374)	848
Net cash increase (decrease)	$97,050	$(15,041)

Operating activities

Net cash provided by operating activities increased by $142.7 million in the nine months ended September 29, 2024, compared to the prior year period, primarily due to a net proceed before tax of $103.6 million resulting from the litigation settlement payment from TP-Link and other favorable working capital movements. Our accounts payable (excluding payables related to property and equipment) increased from $46.4 million as of December 31, 2023 to $50.9 million as of September 29, 2024, primarily due to the timing of inventory receipts and supplier payments. Accounts receivable decreased from $185.1 million as of December 31, 2023 to $177.3 million as of September 29, 2024, primarily due to the timing of cash collections and lower revenue. Inventory decreased from $248.9 million as of December 31, 2023 to $162.0 million as of September 29, 2024. We expect to continue generating cash from operating activities in the fourth quarter of fiscal 2024 as we continue to reduce our slower moving inventory levels.

Investing activities

Net cash used in investing activities increased by $7.4 million in the nine months ended September 29, 2024, compared to the prior year period, mainly driven by higher net purchases of short-term investments and higher purchases of property and equipment.

Financing activities

Net cash used in financing activities was $22.4 million in the nine months ended September 29, 2024, compared to net cash provided by financing activities of $0.8 million in the prior year period, primarily due to repurchases of our common stock in the current year period.

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

Stock Repurchase Program

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. During the nine months ended September 29, 2024, we repurchased and retired, reported based on trade date, approximately 1.7 million shares of common stock, at a cost of approximately $22.9 million under the repurchase authorization. We did not repurchase any shares of common stock during the nine months ended October 1, 2023. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of our outstanding common stock, incremental to the remaining shares under our previous repurchase program. As of September 29, 2024, approximately 3.8 million shares remained authorized for repurchase under the repurchase program. We also repurchased and retired, reported based on trade date, approximately 222,000 shares and 194,000 shares of common stock, at a cost of approximately $3.3 million and $2.7 million during the nine months ended September 29, 2024 and October 1, 2023, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9,

Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. We plan to resume to opportunistically repurchase share in the fourth fiscal quarter of 2024.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 29, 2024, from those as of December 31, 2023, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

As of September 29, 2024, we had $84.9 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $42.6 million as of December 31, 2023. Due to an elongation of the time from order placement to production that occurred several years ago, we issued purchase orders to supply chain partners beyond contractual termination periods. As of September 29, 2024, $204.1 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

As of September 29, 2024, we entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $0.3 million and $43.0 million, respectively, that are not yet recorded on our unaudited Consolidated Balance Sheets. This lease will commence in 2025 with a non-cancelable lease term of 11 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 29, 2024, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

If we are unable to properly monitor and optimize our channel partners' inventory levels and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we see signs of the retail networking market stabilizing, the uncertain macroeconomic environment and high inflation and interest rates are also putting pressure on our NETGEAR for Business channel partners. We have experienced and continue to experience lower revenue as a result of our channel partners lowering their inventory levels and higher cost of carrying excess channel inventory. On the other hand, low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, when demand for our Connected Home products turned out to be lower than we previously forecasted, it had resulted in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. replenished inventory slower than they sold through to end users to right size their inventory carrying position based on the lower demand levels than were previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

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

We have invested, and in the future may invest, in new business strategies and adjust existing business strategies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal and regulatory challenges, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Changes in business strategies are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition. For example, as mentioned in the risk factor above “To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services”, we previously made a strategic shift to focus on premium, higher margin products and services and we continue to make changes in our business strategies, including pursuing new, adjacent markets. Changes in business strategy would require us to hire in key areas and make certain investments, including marketing; however, such investments may not prove to be successful. Additionally, a significant part of our business strategy and culture is to focus on long-term growth and as a result, our profitability may be lower than it would be if our strategy were to maximize short-term financial results. If we are ultimately unable to improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our common stock may decline. If we fail to develop and successfully execute on our business strategies, our business, financial condition, results of operations and reputation could be materially adversely affected.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 32% of overall net revenue in the third fiscal quarter of 2024 and approximately 34% of overall net revenue in fiscal 2023. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

International operations are subject to a number of other risks, including:

•
exchange rate fluctuations and inflation;
•
geopolitical and economic tensions, such as in the Middle East, between China/Taiwan, and international terrorism and anti-American sentiment, particularly in emerging markets;
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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts, like the Middle East conflict, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, at times during the COVID-19 pandemic, we experienced significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. For example, in late November 2020, a giant wave damaged a cargo vessel carrying eight containers of our products, causing a 4-month delay to our shipment which ultimately arrived in Southern California in late March 2021. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Singapore, Rotterdam, Los Angeles or Long Beach, California, where we have significant distribution centers, or East coast or Gulf coast of United States due to the volume of imports coming to the U.S. via ports there, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we had experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and had suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. In addition, as mentioned above in the risk factor "Accurately managing our sales channel inventory and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products," many of our retail and service provider customers have and continue to reduce their target inventory levels to more closely match with product demand. This further intensifies the need for our transportation systems to function effectively and without delay. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, increased shipping costs, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

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

Our products and services could be compromised due to security vulnerabilities. For example, the firmware, software and open source software that we or our manufacturing partners have installed on our products may be susceptible to hacking or misuse. We devote considerable time and resources to uncovering and remedying these vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated and we continue to implement additional protections and increase our monitoring and threat intelligence. Despite our efforts and processes to prevent breaches, our systems and products are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, credential stuffing attacks, authentication and session management, and stack-based buffer overflow, and other sophisticated attacks or exploits. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. This particular kind of attack is very sophisticated, relatively new, and hard to defend against. We may not be able to discover these vulnerabilities, and we may not be able to remedy these vulnerabilities in a timely manner, or at all, which may impact our brand and reputation and harm our business. These attacks could lead to interruptions, delays, loss of critical data, unauthorized access to user data, and loss of consumer confidence. If successful, these attacks could adversely affect our business, operating results, and financial condition, be expensive to remedy, and damage our reputation. In addition, any such breaches may result in negative publicity, adversely affect our brand, decrease demand for our products and services, and adversely affect our operating results and financial condition. Applicable data privacy and security obligations may require us, or we may voluntarily choose to, notify relevant stakeholders, including affected individuals, customers, regulators, investors and others of security breaches. Such disclosures and related actions can be costly and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Further, under certain circumstances, we may need to prioritize fixing vulnerabilities or responding to security breaches over new product development, which may impact our revenues and adversely affect our business.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our systems and customer data, but these security measures cannot provide absolute security. In addition, U.S. and foreign regulators have increased their focus on cybersecurity (including related vulnerabilities and risks) and many states, countries and jurisdictions have laws and regulations that may impose significant penalties for failure to comply with these requirements. Compliance with laws and regulations concerning artificial intelligence, privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, that continuously evolves and develops, and we may be required to put in place additional mechanisms ensuring compliance with the laws and regulations and incur substantial expenditures. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, the laws and regulations are not consistent. The applicability and scope of these laws and regulations, as interpreted by courts, regulators, or administrative bodies, remain uncertain and compliance in the event of a widespread data breach or other cybersecurity incident could be costly.

Actual and potential breaches of our security measures as well as the loss, disclosure or dissemination of proprietary information or sensitive or confidential data about us, our employees or our customers, including the potential loss or disclosure of such information or data as a result of improper use of AI tools, employee error or other employee actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines, damage our brand and reputation, or otherwise harm our business. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate security breaches and our efforts to do so may not be successful. Actions taken by us or third parties with whom we work to detect, investigate, mitigate, contain and remediate a security breach could result in outages, data losses, disruptions to our business and otherwise harm our business. Unauthorized parties may also gain access to other networks, systems and products after a compromise of our networks, systems, and products.

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

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. We have been in litigation with the ITA for the 2004 through 2012 years. This litigation was appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court was held on March 6, 2024. Decisions were issued in the Company’s favor for the 2006 through 2012 tax years. Decisions on the 2004 through 2006 tax years were reverted back to the lower court for re-hearing. If we are unsuccessful in defending our tax positions for the remaining years, our profitability will be reduced.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
July 1, 2024 - July 28, 2024	—	$—	—	3.9
July 29, 2024 - August 25, 2024	110,768	$15.02	98,784	3.8
August 26, 2024 - September 29, 2024	12,993	$19.62	—	3.8
Total	123,761	$15.50	98,784

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
(2)
During the three months ended September 29, 2024, we repurchased and retired, as reported on trade date, approximately 25,000 shares of common stock at a cost of approximately $0.4 million to facilitate tax withholding for Restricted Stock Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

None.

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1	Office Lease, dated as of September 26, 2024, by and between the registrant and A&M PEAK FIRST STREET, LLC				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer	X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101	X

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

Date: November 1, 2024