Form 10-K
period 2024-12-31
NETGEAR, INC.
filed 2025-02-14
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2024 (the last business day of the Registrant’s second fiscal quarter) was approximately $432.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 28, 2024. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 28,868,940 shares as of February 7, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Risks Related to Our Products, Technology, Intellectual Property and Data

•
We rely upon third parties for technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.
•
Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks, improper use of artificial intelligence (“AI”) tools, and other threats and risks, could disrupt or otherwise compromise our products, services, internal operations or information technology systems, or those of third parties with whom we work. Actual or perceived non-compliance with our privacy and security obligations could lead to regulatory investigations or actions, litigation, fines and penalties, business operation disruption, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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

Item 1. Business

General

We are a global leader in innovative and advanced networking technologies for businesses, homes, and service providers. We deliver a wide range of intelligent solutions designed to unleash the full potential of connectivity. Through 2024, we operated and reported in two segments: NETGEAR for Business and Connected Home. The NETGEAR for Business segment offers reliable, easy-to-use, high-performance networking solutions, including switches, routers, access points, software, and AV over IP technologies, tailored to meet the diverse needs of organizations of all sizes. The Connected Home segment offers advanced connectivity, powerful performance, and enhanced security features right out of the box, designed to help keep families safe online, whether at home or on the go, including high-performance, dependable and easy-to-use premium WiFi networking solutions such as 4G/5G mobile products, WiFi 7 Tri-band and Quad-band mesh systems and routers, WiFi 6E, WiFi 6, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support. We conduct business across three geographic territories: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

As we announced in February 2025, beginning with the first quarter of 2025, the Connected Home segment will be separated into two segments, consisting of Mobile and Home Networking, in order to further strengthen operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. Following this separation, the Company will operate and report in three segments: NETGEAR for Business, Mobile and Home Networking.

In the years ended December 31, 2024, 2023, and 2022, we generated net revenue of $673.8 million, $740.8 million, and $932.5 million, respectively.

Markets

Our mission is to unleash the full potential of connectivity with intelligent solutions that delight and help protect businesses, consumers and service providers. Factors driving the demand for high-performance products within these markets include the growing need for always on, high speed internet connectivity anywhere and with exceptional security features, the availability of faster internet speeds and new WiFi standards such as WiFi 7 and the growth of bandwidth-hungry applications such as 8K video streaming and gaming, real time streaming of entertainment and cultural events, collaborative platforms that support the transfer of very large data sets and immersive experiences as well as artificial intelligence (“AI”), augmented reality (“AR”) and virtual reality (“VR”) applications.

With the availability of increasingly fast and ubiquitous internet, the proliferation of IoT devices and the rise of generative AI, also comes a steep increase in malware, data theft, intrusion and other cyber threats necessitating comprehensive yet simple to use solutions. Founded and based in the USA since 1996, NETGEAR has had a longstanding commitment to security and privacy. Rigorous security protections are built into our hardware and software, and we make further protections available to consumers via our Armor service, all of which are backed by our ongoing mission to respect and bolster the protection of customer privacy and personal information.

As employees continue to return to the office in various ways, the need for reliable networking, both IT and AV, put pressure on businesses to enhance network availability and create equal and engaging experiences for customers and employees whether they are onsite or not. Business customers are looking for innovative, dependable IT and AV networking solutions to maximize productivity, streamline operations, and provide flawless experience for employees, customers and partners. They find that these critical benefits not only help them to focus on their core business, but also give them a competitive edge in today’s hyper-connected world. To achieve their goals, they seek a trusted partner that delivers customer-centric technologies that are easy to deploy, manage, and scale, backed by expert support for maximum uptime and reliability. Investing in our AV switches and management software and our Total Network Solution for IT networking provides value beyond the products themselves. With included design services, training and dedicated support, NETGEAR business solutions are integral to the success of many of our customers and partners.

Consumers with large numbers of connected devices and fast broadband subscriptions are investing in our broad range of offerings, such as our Orbi WiFi, WiFi 7 Tri-band and Quad-band Mesh products, our lineup of Nighthawk standalone WiFi 7 routers and Nighthawk 5G and WiFi 7 mobile hotspots. While there is always a need for point solutions that enhance or extend the functionality provided by internet service providers (“ISPs”), there is also a growing demand for WiFi networking products that combine the newest WiFi standards with elegant design, excellent security features and a seamless app experience to accommodate the end-to-end networking needs of homes that are becoming increasingly smarter. And, in an environment that makes it possible for people to work or learn from anywhere, digital nomads, road warriors, vacationers, and even those living in rural areas without access to reliable wired broadband, need robust mobile solutions with embedded security features to support their online lives. End users desiring faster WiFi speeds, capacity for more devices and lower latency than ever before also often lack the technical skills or resources to fully realize these capabilities, making “plug and play” setup and ease of use priorities. Consumers and businesses also prefer the convenience of obtaining networking solutions from a single company and a positive customer experience has shown to produce brand loyalty. We recognize that customers see reliability, usability, security and performance as key factors when purchasing products and services. To provide desirable products and services at attractive prices, we focus on the unique requirements of these markets, and exercise strong operational discipline.

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

Direct Online Store. We sell directly online at www.netgear.com in the United States and internationally to consumers and businesses. Through our direct online store, we provide high-performance and premium networking and internet connected products and subscription services, some of which are only available at www.netgear.com. The direct online store also allows us to deliver curated rich content to supplement the purchase journey of customers, in addition to establishing a direct relationship with our customers. NETGEAR.com is a destination where we deliver to early tech adopters and inexperienced audiences alike a premium and comprehensive product and brand experience. Our largest direct partners include Crestron, Q-Sys, Savant, Biamp, and Sonos.

The largest portion of our net revenues was derived from the Americas, representing approximately 68%, 68% and 66% of net revenue in the years ended December 31, 2024, 2023 and 2022, respectively. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical instability, governmental regulations, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K.

For information regarding our significant customers, refer to Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Product Offerings

Our goal is to power extraordinary experiences where people collaborate and connect to a world of information and innovation. Our highly differentiated connected solutions range from switching and wireless products to augment business networks and audio and video (“AV”) over Ethernet for Pro AV applications to our good, better, and best WiFi solutions, security and support services to protect and enhance business and home networks. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as audio and video over Ethernet, multi-Gigabit internet service to homes, WiFi 7, eSIM and future technologies. Our product line helps to create and extend wired and wireless networks as well as devices that attach to the network, such as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

NETGEAR for Business. Includes Pro AV, Total Network Solutions, which offer a complete IT network solution for a small and medium enterprise including WiFi, Switching, Routing and Security through channel partners, and Unmanaged and Plus Ethernet switches, which are comprised of devices that connect IT equipment within a Local Area Network (“LAN”). These products and services are sold into the business marketplace through an extensive network of DMRs and VARs, NETGEAR.com, and through brick-and-mortar retail and e-commerce channels and include:

Pro AV

•
Pro AV Solutions: devices that include high-performance, flexible Ethernet switches that are engineered for easy configuration of AV over IP for both commercial and high-end residential installations, and switches that allow connecting network equipment and WiFi access points to the network; and
•
NETGEAR Engage Controller: used to provide quick, profile-based configuration for audio and video over an IP network to integrate our products with those from a myriad of AV end point manufacturers for fast, easy deployments that help eliminate cost and complexity.

Total Network Solution

•
Pro Routers: devices that provide the internet gateway for businesses and combine with access points, Ethernet switches, and our Insight cloud management software to create a Total Network Solution for businesses;
•
Enterprise-grade, Cloud managed or standalone Pro WiFi access points: used to provide wide coverage areas and fast WiFi for businesses of varying sizes, and to provide secure WiFi connections to various devices; and
•
NETGEAR Insight remote management software: helps VARs and small businesses remotely deploy, monitor, manage and secure their networks easily and seamlessly.

Unmanaged and Plus Ethernet Switches

•
General purpose Ethernet switches (in a wide range of sizes): used to connect equipment, devices, or WiFi access points to the network for exchanging information.

Connected Home. Includes Mobile Broadband Access products, and Customer Premise Equipment, which is comprised of home networking devices that consumers use for high-speed internet connectivity and Wi-Fi in home and small businesses. They are sold primarily via our direct online store as well as traditional retailers, increasingly leveraging their online presence, in addition to their brick-and-mortar stores, and service provider channels and include:

Mobile Broadband Access products

•
Mobile Hotspots: portable battery-powered Wi-Fi access points that allow users to connect their devices to the internet using a cellular connection.

Customer Premise Equipment

•
WiFi routers: devices that connect to a modem to enable wireless Internet connectivity;
•
WiFi Mesh Systems: devices with one main Wi-Fi router and multiple additional Wi-Fi nodes that work together, i.e. a local area network (“LAN”), to provide extensive coverage under a unified network;
•
Broadband modems: devices that convert the broadband signals into Ethernet data that feeds internet into homes and small businesses;
•
WiFi Gateways: WiFi routers with an integrated broadband modem, for broadband internet access; and
•
Network accessories: WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots; Powerline adapters, which extend wired and WiFi internet connections to any AC outlet using existing electrical wiring; and WiFi network adapters, which enable computing devices to be connected to the network via WiFi.

Services

•
Value-added service offerings such as security and privacy, technical support, and parental controls for consumers.

Our products and services are designed to meet the specific needs of the business, consumer, and service provider markets. We tailor various elements of the software interface, product design, including component specification, physical characteristics such as casing, design and coloration, and specific user interface features to meet the needs of these markets. We also leverage many of our technological developments, high volume manufacturing, technical support and engineering infrastructure across our markets to maximize business efficiencies.

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as unique mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a modern business. For example, our business products provide data transfer rates up to 100 gigabits per second to meet the higher capacity requirements. Our newest Power over Ethernet (“PoE”) switches, including cloud managed and unmanaged switches, provide elevated power budgets and uninterrupted PoE power for businesses of all sizes to address the growing need for deployment of multiple PoE devices with more power, due to the widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other new applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. We continue to see a shift from traditional AV applications utilizing HDMI technology to Ethernet switching driven by a transition from the 1080p to 4K to 8K resolution video, and broadcast moving towards multicast streaming. IP provides an economical path to building high performance, scalable AV networks. As a result of the hybrid work model, there continues to be a shift in demand and use cases for NETGEAR for Business products as more small businesses now run out of homes or remote offices. This shift has contributed to growing the market for lower port count switches and our NETGEAR for Business wireless offerings.

Security requirements within our products for business broadband access include firewall and VPN capabilities to aid in securing interactions between remote offices and business headquarter locations over the internet. Our connectivity product offerings for the business market include enhanced security features and remote configurability often required in a business setting.

Our vision for the business network is to deliver differentiated, reliable, easy to use, high performance and/or customized solutions. We believe that the need for cost efficient and easy-to-use video surveillance by small businesses and corporate offices will continue to grow and fuel the growth of our PoE(+/++) market, with its ability to power 4K cameras. These trends will place a greater demand on business networks. To meet this demand, we are introducing next-generation technology, such as: PoE switches, Multi-gigabit Ethernet switches, small to medium capacity campus wireless LAN, audio and AV over IP for Pro AV applications in both commercial and residential applications. In addition, our Insight line of cloud-connected networking devices can be managed remotely via mobile apps or browser interfaces, providing continuous monitoring and instantaneous fault notification.

Our vision for the home network is to build a NETGEAR mobile product range with “good, better, best” devices to improve the user experience, as well as to deliver a seamless and integrated experience that is built off our foundation of best-in-class in-home connectivity, thus creating a Smart Environment. Our Connected Home business is implementing a long-term execution plan to drive significant valuation creation. Our focus is to position NETGEAR to capture incremental hardware revenue in growing categories, such as mobile hotspots, and grow areas that are the basis of smart homes, as well as subscription and software IP unique to or patented by NETGEAR.

Competition

The business, consumer, and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the business markets, companies such as Allied Telesys, Arista, Barracuda, Buffalo, Cisco Systems, Dell, D-Link, Extreme, Fortinet, Hewlett-Packard Enterprise Aruba, Juniper Networks Mist, Mellanox (owned by Nvidia), Palo Alto Networks, QNAP Systems, Ruckus (owned by CommScope), SonicWall, Snap AV, Synology, TP- Link, TRENDnet, Ubiquiti, and WatchGuard;
•
within the consumer markets, companies such as ARRIS, ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Minim (Motorola licensee), Google WiFi, Samsung, and TP- Link; and
•
within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Orbic, Plume, Sagem, Sercomm, Sonim, SMC Networks, TechniColor, TP-Link, Ubee, ZTE and ZyXEL. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan.

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

Many of our existing and potential competitors have longer operating histories, greater name recognition and substantially greater financial, technical, sales, marketing and other resources. As a result, they may have more advanced technology, larger distribution channels, stronger brand names, better customer service and access to more customers than we do. For example, Hewlett-Packard Enterprise has significant brand name recognition and has an advertising presence substantially greater than ours. Similarly, Cisco Systems is well recognized as a leader in providing networking products to businesses, while Amazon competes in the consumer WiFi product market, and has substantially greater financial resources than we do. Several of our competitors, such as TP-Link, offer a range of products that directly compete with most of our product offerings. Several of our other competitors compete in a more limited manner. For example, Dell sells networking products primarily targeted at larger businesses or enterprises while Amazon primarily only sells WiFi mesh systems. The competitive environment in which we operate changes rapidly due to technological reasons and other factors outside of our control, such as new entrants to the market and the ability of market participants to adapt to changing environments. Other companies with significant resources could also become direct competitors, either through acquiring a competitor or through internal efforts.

We believe that the principal competitive factors in the business, consumer, and service provider markets for networking products include product breadth, price points, brand name, security and privacy, performance, features, functionality and reliability, product availability, timeliness of new product introductions, size and scope of the sales channel, ease-of-installation, maintenance and use, and customer service and support. We believe our products are competitive in these markets based on these factors. To remain competitive, we believe we must continue to aggressively invest resources in highly differentiated, “good, better, best”, high performance reliable and trusted connectivity solutions, complemented by valuable subscription services, expanding our sales channels including our direct-to-consumer capabilities and custom installers, increasing engagement with our customers and manufacturing partners, and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on the security of our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant concern for consumers and governments alike.

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

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, disk drive configuration, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California serves the Americas region, Kerry Logistics Ltd. in Singapore serves the Asia Pacific region, DSV Solutions B.V. Netherlands serves the EMEA region, and Likewize Logistics Pty Ltd. in Sydney, Australia serves Australia and New Zealand.

Sales and Marketing

We work directly with our retail partners and value-added resellers (VARs) on market development activities, such as co-advertising, online promotions and video demonstrations, live and virtual event sponsorships and sales associate training. We also participate in major industry trade shows and marketing events alone and alongside many of our Pro AV and Broadcast manufacturing partners. Our marketing department is comprised of channel marketing, product marketing and corporate marketing groups.

Our channel marketing team focuses on working with the sales teams to maximize our participation in channel partner marketing activities and merchandise our products both online and in store.

Our product marketing group focuses on product and service messaging and strategy, product and service development roadmaps, new product introductions, product lifecycle management, demand assessment and competitive analysis. The group works closely with our sales and research and development groups to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product and services development activities, product and services launches, and ongoing demand and supply planning for our products occur in a well-managed, timely manner in coordination with our development, manufacturing, and sales groups, as well as our ODM and sales channel partners.

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

We conduct most of our international sales and marketing operations through wholly owned subsidiaries, which operate via sales and marketing subsidiaries and branch offices worldwide.

Customer Support

We design our products with ease-of-use top of mind. We respond globally to customer inquiries through a variety of channels including phone, chat, community, social media, and email. Customers can also get self-help service through the comprehensive knowledge base, AI chatbot and user forums on our website, and apply AI to optimize support searches. Customer support is provided through a combination of a limited number of permanent employees and use of outsourced agents. Our permanent employees design our technical support model and process and are responsible for training and managing our vendors and their agents. They also handle escalations from the outsourced agents. We utilize the information gained from customer interactions to enhance our product offerings, including further simplifying the installation process.

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 152 issued United States patents that expire between years 2025 and 2040 and 22 foreign patents that expire between 2025 and 2035. No single patent is solely responsible for protecting the Company's products and services. In addition, we currently have approximately 14 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

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

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters as compared to the first and second quarters in our fiscal year due to seasonal demand from consumer markets primarily relating to the beginning of the school year and the holiday season. In recent years, we had a flatter trend than we historically observe. The higher net sales in our third and fourth quarters of 2024 was also driven by our work with our channel partners to optimize their inventory carrying levels in the first half of 2024.

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

Human Capital

As of December 31, 2024, we had 655 full-time employees, with 223 in sales, marketing and technical support, 235 in research and development, 76 in operations, and 121 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. At NETGEAR, we believe in the power of open communication up, down and across the organization and consider our relationship with our employees to be good. We have not experienced any labor disputes. Some of our key human capital management programs are summarized below.

Culture and Engagement

At NETGEAR, our talent philosophy provides a guiding framework for the talent management practices that drive the achievement of our business strategy. It is rooted in the belief that our capacity to win is directly linked to the capabilities, experience and ideas that our people bring to bear on behalf of the Company. By fostering an environment where performance and behaviors are of equal importance, we aim to transform our business and achieve exceptional results. Our approach is multi-faceted, with core principles focusing on performance differentiation, values –aligned behaviors, transparency, accountability, capability and development.

A high-performance culture, fueled by sustained impactful performance at every level across the organization is a key focus. We believe that every team member has the potential to contribute significantly to our company's success, and we set exceptionally high standards of performance, making it the baseline expectation. To enable impactful performance, we have established clear performance metrics and objectives that align with our strategic goals. By setting high standards, which increase in line with level in the organization, and providing the necessary support, we empower our employees to excel and drive the business forward.

Our company Values are Dare to Transform, Connect and Delight, Communicate Courageously, and Win It Together. These values form the foundation of our company culture. By embodying these principles, we strive to create an environment that fosters innovation, collaboration, open and transparent communication and a relentless focus on customer satisfaction. We believe that our commitment to these values enables us to navigate the ever-changing landscape of technology and consistently deliver exceptional products and services to our customers.

We expect our employees to embody our core values in their daily actions and decisions. This values alignment ensures employees understand the types of actions that drive our purpose and mission, and that we maintain a cohesive and positive workplace culture which is essential for achieving our long-term objectives. A demonstrated commitment to our Company values has a meaningful impact on employees’ performance ratings, progression and rewards. By recognizing and rewarding values-aligned behaviors, we reinforce their importance within our organization.

In addition, we are focused on creating clarity and opportunities for our employees to grow and develop. With talent programs that include standardized job levels and expectations, regular feedback and coaching, dual career tracks, competency-based career frameworks, leadership development, skill building and training support, we strive to create a high-performance culture and an environment where employees can grow, develop and build a great career.

Compensation and Benefits

Our compensation philosophy is critical to fostering a performance-driven culture and is based on pay for performance. We strive to provide our employees with compensation and rewards that are market-competitive, and incentivize and reward high performance. We offer a wide variety of benefits for employees around the world and invest in tools and resources that are designed to support our employees’ individual growth and development.

Talent Acquisition and Development

Our global Talent Acquisition strategy focuses on attracting top talent through a variety of channels including direct recruiting via our internal team, leveraging technology and tools, employee referral programs and university partnerships. Strategic skill-based hiring based on core competencies as well as culture-add & values alignment assessment are key elements in ensuring that we attract the right people for the right roles at the right time.

In addition to the elements already outlined, our Learning and Development strategy is focused on implementing learning solutions that address key challenges and deliver quantifiable value and impact to help drive our organization strategy and goals.

Safety, Health and Wellbeing

We strive to safeguard the safety, health and well-being of all members of our team. In addition to healthcare benefits, we provide a variety of wellness resources and programs designed to help employees achieve good physical, financial, emotional, intellectual and social well-being.

We monitor our workplace to maintain a clean and safe environment, identify hazards, minimize injury and illness, promote industrial hygiene, provide ergonomic training and equipment, machine safeguarding and more.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 7, 2025.

Name	Age	Position
Charles (CJ) Prober	53	Chief Executive Officer
Bryan D. Murray	50	Chief Financial Officer
Pramod Badjate	54	President and General Manager, NETGEAR for Business
Graeme McLindin	55	Vice President, Mobile

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

Pramod Badjate has served as our President and General Manager of NETGEAR for Business since July 2024. Before joining NETGEAR, from December 2023 to June 2024, he was an EIR (Entreprneur in Residence) at Storm Ventures, a venture capital firm. From October 2021 to December 2023, he was the Group Vice President and General Manager for the Cognitive Campus business at Arista Networks, a computer networking company. Prior to that, Mr. Badjate served in various engineering and business roles at Ruckus Networks, a networking equipment and software company, from October 2013 to October 2021. Earlier in his career, Pramod held senior engineering roles at Cisco, a leader in enterprise WiFi. He holds a bachelor's degree in engineering from the National Institute of Technology, Karnataka, and a master's in computer science and an MBA from Arizona State University.

Graeme McLindin has served as our Vice President of Mobile since January 2025. He has been with NETGEAR since August 2013, most recently serving as our Vice President of Worldwide Service Provider Sales and Mobile Products from July 2024 to January 2025, Worldwide VP of Service Provider and APAC Sales from October 2023 to July 2024, Worldwide VP of the Service Provider Business Unit from October 2015 to October 2023, and Regional Managing Director, ANZ & SE Asia, Service Provider Business Unit from August 2013 to September 2015. Prior to NETGEAR, Mr. McLindin was the General Manager of Emerging Mobile Devices and General Manager of Wireless Data Products at Telstra for over 5 years and held numerous consultancy roles with SMS (Strategic Management Sciences) Consulting group across Telco, Government and Corporate Enterprises. Mr. McLindin holds a bachelor's degree in applied science from Swinburne University of Technology, Australia and a Post Graduate Diploma in Management from RMIT University, Australia.

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

If we are unable to properly monitor and optimize our channel partners' inventory levels and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we see signs of the retail networking market stabilizing, the uncertain macroeconomic environment and high inflation and interest rates are also putting pressure on our NETGEAR for Business channel partners. We have experienced and continue to experience lower revenue as a result of our channel partners lowering their inventory levels and higher cost of carrying excess channel inventory. On the other hand, low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, when demand for our Connected Home products turns out to be lower than we previously forecasted, it results in our revenue for our Connected Home products to come in lower than expected, as our channel partners in the U.S. replenish inventory slower than they sell through to end users to right size their inventory carrying position based on the lower demand levels than previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, D-Link, Eero (owned by Amazon), Linksys (owned by Foxconn), Google WiFi, and TP-Link. Our principal competitors in the business market include Arista, Cisco Systems, D-Link, Extreme Networks, Fortinet, Hewlett-Packard Enterprise, Juniper Mist, Ruckus Networks, TP-Link, and Ubiquiti. Our principal competitors in the service provider market include Cradlepoint, Franklin, Huawei, Inseego, Nokia, Orbic, Sonim, TP-Link, WNC, and ZTE. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who sell and attempt to sell their products directly to service providers around the world.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in fiscal 2024 and fiscal 2023. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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
•
component supply constraints, including specialized WiFi 7 or WiFi 6 chipsets, or sudden, unforeseen price increases from our manufacturers, suppliers and vendors;
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
•
delays in regulatory approvals or consumer adoption of WiFi 7 or WiFi 6E technology in various regions;

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
•
epidemic or widespread product and/or component failure, performance problems or unanticipated safety issues in one or more of our products that could negatively impact our reputation, brand and business;
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

Our international freight is regularly subjected to inspection by governmental entities. If our delivery times increase unexpectedly for these or any other reasons, our ability to deliver products on time would be materially adversely affected and would result in delayed or lost revenue as well as customer-imposed penalties. Similarly, transportation network disruptions such as those described in the preceding paragraph, have in the past and may in the future lead to an increase in transportation costs. For example, the cost of shipping our products by ocean freight had previously increased to at least eight times historical levels and had a corresponding impact upon our profitability. Moreover, the cost of shipping our products by air freight is greater than other methods. From time to time in the past, we have shipped products using extensive air freight to meet unexpected spikes in demand, shifts in demand between product categories, to bring new product introductions to market quickly and to timely ship products previously ordered. If we rely more heavily upon air freight to deliver our products, our overall shipping costs will increase. Just as ocean freight costs had previously increased due to the aforementioned supply chain and transportation disruptions, the cost of air freight had previously increased, as well, up to five times historical levels. While transportation costs have recently decreased, if the cost of ocean and air freight were to significantly increase again, it would severely disrupt our business and harm our operating results, and in particular, our profitability.

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

As part of the terms of acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are met. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value. Additionally, future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems or products could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

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

Risks Related to Our Products, Technology, Intellectual Property and Data

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

Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks, improper use of artificial intelligence (“AI”) tools, and other threats and risks, could disrupt or otherwise compromise our products, services, internal operations or information technology systems, or those of third parties with whom we work. Actual or perceived non-compliance with our privacy and security obligations could lead to regulatory investigations or actions, litigation, fines and penalties, business operation disruption, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

We and the third parties with whom we work process personal data and other sensitive information, and we disclose certain such sensitive information to relevant third parties as reasonably necessary to operate our business while maintaining measures designed to protect such information. Among other products and services, we offer comprehensive online cloud management services paired with a number of our products. Our products and services could be compromised due to a variety of evolving threats and security vulnerabilities. We have in the past experienced, and expect to continue to be the target of, cyber attacks (including by highly sophisticated nation-state actors) or other sources of compromise, and given the increasingly sophisticated and evolving threat landscape, we could experience a cyber incident that would materially affect our business operations. We devote considerable time and resources to uncovering and remedying these threats and vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated and we continue to implement additional protections and increase our monitoring and threat intelligence. Despite our efforts and processes to prevent breaches, our systems and products are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, credential stuffing attacks, authentication and session management, and stack-based buffer overflow, social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake and phishing attacks), supply-chain attacks, malware (including as a result of advanced persistent threat intrusions), and other sophisticated attacks or exploits. These threats can come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through error or malfeasance), sophisticated nation states, and nation-state-supported actors. Additionally, our systems and products may be disrupted for reasons other than a cyberattack, such as software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, and floods. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. Severe ransomware attacks are also becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Further, most of our major offices worldwide operate under a hybrid work model, allowing personnel the flexibility to work from home and at the workplace. Work from home arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure home office data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase.

We have not in the past and may not in the future be able to discover and protect against these threats and vulnerabilities, and our inability to remedy compromises of our products, services or data in a timely manner, or at all, may impact our brand and reputation and otherwise harm our business. For example, with respect to our making available patches or information for vulnerabilities in our products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. In the past, we have experienced attempted exploitation of such vulnerabilities and anticipate continuing to experience similar attempts in the future. Such attacks against and other compromises of us, our customers or third parties with whom we work could lead to material interruptions, delays or loss of data, unauthorized access to data, and loss of consumer confidence. Successful attacks or actual compromises could materially adversely affect our business, be expensive to remedy, damage our reputation, result in negative publicity, adversely affect our brand, decrease demand for our products and services, and otherwise materially adversely affect our operating results and financial condition. Applicable data privacy and security obligations may require us, or we may voluntarily choose to, notify relevant stakeholders, including affected individuals, customers, regulators, investors and others of security breaches. Such disclosures and related actions can be costly and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Further, under certain circumstances, we may need to prioritize fixing vulnerabilities or responding to security breaches over new product development, which may impact our revenues and adversely affect our business.

With respect to certain of our products and services, we employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our products and services in a manner that addresses their information security risks. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion or identify security areas or measures for which our customers are responsible. For example, customers may choose not to enable two-factor authentication for their NETGEAR account (which would likely increase the risk of compromise) or they could choose to disable automatic updates (which would likely delay or prevent entirely, important security updates). In certain cases, where our customers choose not to implement or incorrectly implement those features or measures, misuse our products or services, or otherwise experience their own vulnerabilities or other compromises, even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation and revenue could be adversely impacted. If our products or services are compromised, a significant number or, in some instances, all of our customers and their data could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could result in irreparable harm.

We rely on third-party providers for a number of critical aspects of our cloud services, e-commerce site, software development, manufacturing and customer support, including web hosting services, billing and payment processing, and consequently we do not maintain direct control over the security or stability of the associated systems. Our reliance on third parties exposes us to cybersecurity risks and vulnerabilities if such third parties or their partners are targeted by cyber attack or other sources of compromise.

Maintaining the security of our information systems, communication systems and data is a critical issue for us and our customers. Malicious actors may develop and deploy malware that is designed to manipulate our products and systems, including our internal network, or those of our vendors or customers. Additionally, outside parties may attempt to fraudulently induce our personnel to disclose sensitive information in order to gain access to our information systems, our data or our customers’ data. We have established a crisis management plan, business continuity program, information security incident response plan and Generative AI policy. While we test and update these plans, policies and programs, there can be no assurance that the plans, policies and programs can withstand an actual or serious disruption in our business, including a data protection breach or cyber-attack. While we have established infrastructure and geographic redundancy for our critical systems, our ability to utilize these redundant systems requires further testing and we cannot be assured that such systems are fully functional. For example, much of our order fulfillment process is automated and the order information is stored on our servers. A significant business interruption could result in losses or damages and harm our business. If our information systems become unavailable, our ability to recognize revenue may be delayed until we are able to utilize back-up systems and continue to process and ship our orders, which could cause our stock price to decline significantly.

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our information systems and customer data, but our efforts cannot provide an absolute guarantee of security. In addition, U.S. and foreign regulators have increased their focus on cybersecurity (including imposing specific security measures related to the products and services we sell) and data protection and many states, countries and jurisdictions have laws and regulations that may impose significant penalties and fines for failure to comply with these requirements. Compliance with laws, regulations, industry standards, contracts, policies and other obligations concerning artificial intelligence, privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, that continuously evolves and develops, and we may be required to put in place additional mechanisms ensuring compliance with such obligations and incur substantial expenditures. Many of these laws are new, in the nascent stages of applicability, untested in terms of scope by applicable courts, regulators and/or administrative bodies, and technically complex. As such, their interpretation remains inherently uncertain. If we fail to properly interpret or otherwise comply with any such obligations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, obligations (including laws and regulations) are not consistent and compliance remains costly.

Actual and potential breaches of our security measures as well as the loss, disclosure or dissemination of proprietary information or sensitive or confidential data about us, our personnel or our customers, including the potential loss or disclosure of such information or data as a result of improper use of AI tools, personnel error or other personnel actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines and penalties (as well as other enforcement and remediation actions), damage our brand and reputation, or otherwise harm our business. Security incidents and attendant material consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and otherwise negatively impact our ability to grow and operate our business. In particular, because our product and service offerings involve protecting the information or systems of our customers, a security incident could heighten the impact of these material adverse consequences because of the nature of our business and our customers’ expectations. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate security breaches and our efforts to do so may not be successful. Actions taken by us or third parties with whom we work to detect, investigate, mitigate, contain and remediate a security breach could result in outages, data losses, disruptions to our business and otherwise harm our business. Unauthorized parties may also gain access to other networks, systems and products after a compromise of our networks, systems, and products. For example, threat actors (including those sponsored by nation states) have, in the past, attacked or otherwise sought to compromise our products and other hardware nearing end of life and/or running on outdated firmware without the latest security updates.

Limitations of liability in our contracts and our insurance coverage may be inadequate to address losses or other expenditures arising out of or related to non-compliance with our obligations or security incidents. A large claim against our insurance coverage may exceed our coverage and otherwise impact our ability to obtain coverage in the future. Our management has spent increasing amounts of time, effort and expense in this area, and in the event of the discovery of significant product or system security vulnerability, or improper use of AI tools or other cybersecurity incidents, we could incur additional substantial expenses and our business and reputation could be harmed. If we or our third-party providers are unable to successfully prevent breaches of security relating to our products, services, systems or customer private information, including customer personal data, or if these third-party systems failed for other reasons, it could result in litigation and potential liability for us, damage our brand and reputation, or otherwise harm our business.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (such as wiretapping laws). Certain US states have enacted comprehensive consumer privacy laws that impose significant and costly obligations on covered businesses. Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), Australia’s Privacy Act, and Canada's Personal Information Protection and Electronic Documents Act (“PIPEDA”) (as well as various related provincial laws) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. These data localization and cross-border data transfer laws could lead to adverse consequences such as interruption of our operations, increased exposure to regulatory actions, and difficulty transferring data to partners, vendors and other third parties with whom we work.

Preparing for and complying with our data privacy and security obligations requires us to devote significant resources which has in the past and may in the future necessitate changes to our products and services, information systems and practices. At times, we have in the past and may in the future fail in our efforts to comply with our data privacy and security obligations. If we or the third parties with whom we work fail (or are perceived to have failed) to comply with applicable data privacy or security obligations, we could face significant consequences including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class action claims and mass arbitration demands); additional reporting requirements and/or oversight; bans or restrictions on processing personal data; or orders to destroy or not use personal data. For example, from time to time we have received and may in the future receive inquiries from government officials regarding data protection efforts, our security measures, cyber threats, and the cyber risk environment. Any of these events could have a material adverse effect on our reputation, business or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations; inability to process personal data or operate in certain jurisdictions; limited ability to develop or commercialize our products and services; expenditure of time and resources to defend against claims or inquiries; adverse publicity; or changes to our business model or operations.

If we are unable to successfully leverage AI technology to automate and drive efficiencies in our operations and products and services, our business, reputation, results of operations and financial condition could be harmed.

We have embarked on an AI transformation effort to take full advantage of automation, artificial intelligence, machine learning and other technologies to drive efficiencies and improve productivity within our Company and to develop and improve our products, services and customer experiences. As we increase our investment in technology, software and systems to support this transformation effort, such investments may not increase productivity, result in more efficient operations or deliver better products, services and customer experiences. In addition, the evolution of these technologies may create unforeseen competitive pressures or cause disruption or delays to our operations, which may harm our business. Our competitors may incorporate AI technologies into their products and services more quickly or more successfully than us and could impair our ability to compete effectively and adversely affect our results of operations. Further, the rapid evolution of AI may require the dedication of significant resources to develop, test and maintain AI technologies. If our incorporation of AI technologies does not increase our operational efficiency in accordance with our expectations, or if competition increases for the technology and services provided by third parties, our business, results of operations and financial condition may be harmed. While we have established an AI transformation leadership team to coordinate and oversee our approach to AI adoption, the legal and regulatory landscape surrounding generative AI technologies is rapidly evolving and uncertain, including in the areas of intellectual property, discrimination, cybersecurity, privacy and data protection. Compliance with existing, new, and changing laws, regulations, and industry standards relating to AI may limit some uses of AI, impose significant operational costs, and limit our ability to develop, deploy, or use AI technologies. Further, the continued integration of any AI technologies into our products and services may result in new or enhanced governmental or regulatory scrutiny. Failure to appropriately respond to this evolving landscape may result in legal liability, regulatory action, or brand and reputational harm.

Any sensitive information (including confidential, competitive, proprietary, or personal data) that we input into a third-party generative AI platform could be leaked or disclosed to others or otherwise result in an information- or cyber-security incident, including if sensitive information is used to train the third parties’ AI model. Additionally, where an AI model ingests personal data and makes connections using such data, those technologies may reveal other personal or sensitive information generated by the model. Moreover, AI models may create flawed, incomplete, or inaccurate outputs, some of which may appear correct. This may happen if the inputs that the model relied on were inaccurate, incomplete or flawed (including if a bad actor “poisons” the AI with bad inputs or logic), or if the logic of the AI is flawed (a so-called “hallucination”). We may use AI outputs to make certain decisions. Due to these potential inaccuracies or flaws, the model could be biased and could lead us to make decisions that could bias certain individuals (or classes of individuals), and adversely impact their rights, employment, and ability to obtain certain pricing, products, services, or benefits.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses or cost to defend litigation could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. For example, in the past, various third parties have initiated litigation against us in Europe, China and the United States that carried the threat of an injunction on the importation of our products into certain European territories, the United States and China, as well as a significant increase in time and resources to defend against. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against us, our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

We are a global company subject to numerous U.S. and foreign laws and regulations. Many of these laws and regulations are continuously evolving and developing, and the interpretations, application or impact of these laws and regulations on us are uncertain and could be interpreted in ways that harm our business. For example, we manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. Certain regulations also limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we expended significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules require expenditures of resources and management attention regardless of the results of the investigation. If there is an unanticipated new regulation or new interpretations or applications of existing laws and regulations which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We implement and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property and confidential information that is proprietary, strategic or competitive in nature (“Information Systems and Data”).

Our cybersecurity functions include representatives from information technology, engineering, information security, legal, impacted business units or products and other departments as applicable (together, the “Cybersecurity Team”) helps identify, assess and manage the Company’s cybersecurity threats and risks. The Cybersecurity Team is responsible for identifying, assessing and managing cybersecurity risks by monitoring and evaluating our threat environment using various methods including, for example manual and automated tools such as vulnerability scans, penetration tests and a public bug bounty program; subscribing to reports and services that identify cybersecurity threats; conducting risk assessments and internal and external audits; using external intelligence feeds; and conducting tabletop incident response exercises.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including, for example: (1) having an information security incident response plan for incident detection and response; (2) maintaining a disaster recovery plan, business continuity program, vulnerability management process and vendor risk management process; (3) conducting periodic risk assessments and employee training on cybersecurity; (4) maintaining security controls intended to address certain recognized industry cyber frameworks; (5) encrypting and segregating data, having network security controls, access controls and physical security, monitoring systems, managing assets (tracking and disposal) and conducting penetration testing; and (6) maintaining cybersecurity insurance.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, (1) cybersecurity risk is addressed as a component of the Company’s enterprise risk management program; (2) our Cybersecurity Team works with our management team in an effort to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business; (3) our Cybersecurity Team and management team evaluates material risks from cybersecurity threats against our overall business objectives and reports to the cybersecurity committee chairperson of the board of directors who may then notify the cybersecurity committee and board of directors (as appropriate), to further evaluate our overall enterprise risk.

We use third-party service providers to assist us from time to time in an effort to identify, assess, and manage material risks from cybersecurity threats. For example, these service providers include professional services firms, threat intelligence service providers, managed cybersecurity service providers, penetration testing firms and forensic investigators. We also have a public bug bounty program.

We use third-party service providers to perform a variety of functions throughout our business, such as using application providers for core applications (including finance, HR, CRM, email services, collaboration tools etc.), hosting companies for our websites, contract manufacturing organizations, distributors and supply chain resources for software, hardware, manufacturing and distribution of our products. We have a vendor management process designed to manage cybersecurity risks associated with our use of these providers. This process includes risk assessments, security questionnaires, review of vendor security programs, review of available security assessments, reports, and audits. Depending on the nature of the services provided, the sensitivity of the Information Systems and Data at issue, and the type of provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K, including “Product security vulnerabilities, system security risks, data protection breaches, cyber-attacks, improper use of artificial intelligence (“AI”) tools, and other threats and risks, could disrupt or otherwise compromise our products, services, internal operations or information technology systems, or those of third parties with whom we work. Actual or perceived non-compliance with our privacy and security obligations could lead to regulatory investigations or actions, litigation, fines and penalties, business operation disruption, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.”.

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

The cybersecurity committee receives periodic notices (written and verbal) from the Cybersecurity Team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented that are intended to address them. The cybersecurity committee also receives quarterly reports, summaries or presentations related to the Company's cybersecurity program as it relates to both our corporate systems and products.

Item 2. Properties

Our principal administrative, sales, marketing, and research and development facilities currently occupy approximately 142,700 square feet in an office complex in San Jose, California, under a lease that expires in September 2025. In September 2024, we entered into a lease agreement to relocate our principal facilities to another office complex that occupies approximately 89,409 square feet in San Jose, California. This new lease will commence in 2025 and expires in September 2036.

Our international headquarters occupy approximately 7,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2037. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Singapore, Sweden, Switzerland, New Zealand, Spain, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Singapore, and Taipei (Taiwan). We maintain research and development facilities in Richmond B.C. (Canada), Taipei (Taiwan), and Bangalore (India). From time to time, we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth or to reduce office space to be in line with our needs to balance the office needs and hybrid work environment. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

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

Holders of Common Stock

On February 7, 2025, there were 68 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
September 30, 2024 - October 27, 2024	957	$20.06	—	3.8
October 28, 2024 - November 24, 2024	223,691	$23.93	222,155	3.6
November 25, 2024 - December 31, 2024	202,289	$26.57	201,256	3.4
Total	426,937	$25.18	423,411

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended December 31, 2024, we repurchased and retired, as reported on trade date, approximately 4,000 shares of common stock at a cost of approximately $79,000 to facilitate tax withholding for Restricted Stock Units.

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

The following graph shows a comparison from December 31, 2019 through December 31, 2024 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

Dollars
350.00
300.00
250.00
200.00
150.00
100.00
50.00
-
31-Dec-19
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
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

This section generally discusses the results of our operations for the year ended December 31, 2024 (“fiscal 2024”) compared to the year ended December 31, 2023 (“fiscal 2023”). For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business and Executive Overview

We are a global leader in innovative and advanced networking technologies for businesses, homes, and service providers. We deliver a wide range of intelligent solutions designed to unleash the full potential of connectivity. Our goal is to power extraordinary experiences where people collaborate and connect to a world of information and innovation. Our highly differentiated connected solutions range from switching and wireless products to augment business networks and audio and video (“AV”) over Ethernet for Pro AV applications to our good, better, and best WiFi solutions, security and support services to protect and enhance business and home networks. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as audio and video over Ethernet, multi-Gigabit internet service to homes, WiFi 7, eSIM and future technologies. Our product line helps to create and extend wired and wireless networks as well as devices that attach to the network, such as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

Through 2024, we operated and reported in two segments: NETGEAR for Business and Connected Home. We believe that this structure reflected our operational and financial management, and that it enabled us to focus on growth opportunities while maintaining financial discipline. The leadership team of each segment is focused on serving customer needs through product and service development efforts, both from a product marketing and engineering standpoint. The NETGEAR for Business segment offers reliable, easy-to-use, high-performance networking solutions, including switches, routers, access points, software, and AV over IP technologies, tailored to meet the diverse needs of organizations of all sizes. The Connected Home segment offers advanced connectivity, powerful performance, and enhanced security features right out of the box, designed to help keep families safe online, whether at home or on the go, including high-performance, dependable and easy-to-use premium WiFi networking solutions such as 4G/5G mobile products, WiFi 7 Tri-band and Quad-band mesh systems and routers, WiFi 6E, WiFi 6, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support. We conduct business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”).

As we announced in February 2025, beginning with the first quarter of 2025, the Connected Home segment will be separated into two segments, consisting of Mobile and Home Networking, in order to further strengthen operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. Following this separation, the Company will operate and report in three segments: NETGEAR for Business, Mobile and Home Networking. In mid-January 2025, we conducted a restructuring activity to reduce targeted costs that we are reinvesting into the business to capitalize on our highest priority opportunities to expand revenue and profitability.

Business Overview

The markets in which our segments operate are intensely competitive and subject to rapid technological evolution. We believe that the principal competitive factors in the business, consumer, and service provider markets for networking products include product breadth, price points, brand name, security and privacy, performance, features, functionality and reliability, product availability, timeliness of new product introductions, size and scope of the sales channel, ease-of-installation, maintenance and use, and customer service and support. To remain competitive, we believe we must continue to aggressively invest resources in highly differentiated, “good, better, best”, high performance reliable and trusted connectivity solutions, complemented by valuable subscription services, expanding our sales channels including our direct-to-consumer capabilities and custom installers, increasing engagement with our customers and manufacturing partners, and maintaining customer satisfaction worldwide. Our investments reflect our enhanced focus on the security of our products and systems, as the threat of cyber-attacks and exploitation of potential security vulnerabilities in our industry is on the rise and is increasingly a significant consumer concern.

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), value-added resellers (“VARs”), broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the year ended December 31, 2024, our net revenue decreased by $67.1 million, compared to the prior year, mainly driven by decreases of $60.9 million in our Connected Home segment, and $6.2 million in our NETGEAR for Business segment. The decrease in Connected Home net revenue was mainly due to market contraction, leading to a year-over-year decline in the retail channel, and, to a lesser extent, a decline in net revenue in the service provider channel. The year-over-year decrease in NETGEAR for Business net revenue was mainly due to our work with our channel partners to optimize their inventory carrying levels in the first half of 2024. Despite the year-over-year decline in net revenue, we saw continued strong demand for the Pro AV product line of managed switches, which experienced double digit growth in end market sales, and growth in our services revenue. In addition, our premium portfolio of products in Connected Home segment continued to outperform the market. Our gross margin percentage decreased 450 basis points, compared to the prior year, primarily attributable to higher cost of inventory, higher freight costs, and higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, partially offset by higher mix of NETGEAR for Business products, which generally carry higher gross margin. Income from operations increased by $45.5 million in spite of lower revenue, compared to the prior year, primarily attributable to the payment received from the litigation settlement with TP-Link, leading to a contra-expense of $92.7 million in the litigation reserves, and a reduction of $10.9 million in general and administrative expenses to offset the related legal fees incurred to date.

Geographically, net revenue from NETGEAR for Business decreased in Americas and EMEA but increased in APAC, whereas net revenue from Connected Home decreased in all three regions, during the year ended December 31, 2024, compared to the prior year.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends created uncertainty in the global economic environment in recent years. These include conditions such as the new tariffs by the Trump administration, the potential for a recession, fluctuations in inflation, interest rate changes, and the related negative impact on the global economy, foreign exchange rate fluctuations, particularly changes of the U.S. dollar, and ongoing worldwide tensions, including the Russia-Ukraine conflict, Israel-Hamas conflict, and Red Sea crisis. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight are unpredictable. Refer to Item 1A, Risk Factors of Part I of this Annual Report on Form 10-K for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

In 2024, we completed efforts to work with our channel partners to optimize their inventory carrying levels for both the NETGEAR for Business and Connected Home businesses and started to see more predictable performance aligned to the market during the second half of the year. The ongoing uncertain macroeconomic environment, elevated interest rates and cost of inventory, and significant destocking of the channel impacted our net revenue and profitability. We believe these factors will improve in 2025 and, combined with our positioning to take advantage of the highest growth market opportunities we are facing, we should expect growth and demonstrably improved profitability in the coming year, when normalized for the TP Link settlement.

Looking forward, we expect to continue to see more predictable performance that is aligned with the market for both of our businesses as now both our destocking and inventory reduction actions are substantially completed. We expect to experience continued net revenue growth in our NETGEAR For Business segment, led by our ProAV line of managed switches, along with a product portfolio that reaches the market more broadly, including our more recently introduced WiFi 7 mesh and router products, and 5G and WiFi 7 mobile hotspots. However, for NETGEAR for Business segment, although end user demand for our ProAV line of managed switches remains strong, we are facing lengthy lead times for supply, which will result in us under shipping in the first fiscal quarter of 2025. For our Connected Home segment, we are seeing signs of market stability and expect to experience normal seasonality in the retail portion of this business. We aim to execute on our strategy of capitalizing on the technological inflection points of audio and video over Ethernet, WiFi 7, WiFi 6E, WiFi 6, and 5G, to develop products that serve a broader segment of the market with a good, better, best product strategy, and to simplify, develop and roll out service offerings that build recurring service revenue streams.

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

Goodwill

Goodwill is not amortized, but instead tested for impairment on an annual basis, or more frequently if certain events or indicators of potential impairment exist, and goodwill is written down when it is determined to be impaired.

We completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2024, or September 30, 2024. We identified the reporting units for the purpose of goodwill impairment testing as NETGEAR for Business and Connected Home and performed a qualitative test. The results of the quantitative testing indicated that the fair value of the NETGEAR for Business reporting unit substantially exceeded its carrying amount, including goodwill, thus no goodwill impairment was recognized. An interim goodwill impairment test performed in the first fiscal quarter of 2022 resulted in an impairment charge of $44.4 million in respect to our Connected Home reporting unit, which reduced the goodwill of this reporting unit to zero. No goodwill impairment was recognized for our NETGEAR for Business reporting unit in the years ended December 31, 2024, 2023 and 2022. Refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
(In thousands, except percentage data)	2024		2023		2022
Net revenue	$673,759	100.0%	$740,840	100.0%	$932,472	100.0%
Cost of revenue	477,832	70.9%	491,588	66.4%	681,923	73.1%
Gross profit	195,927	29.1%	249,252	33.6%	250,549	26.9%
Operating expenses:
Research and development	81,082	12.0%	83,295	11.2%	88,443	9.5%
Sales and marketing	123,694	18.4%	127,778	17.4%	139,675	15.0%
General and administrative	63,468	9.4%	66,243	8.9%	56,316	6.0%
Litigation reserves, net	(89,012)	(13.2)%	178	0.0%	20	0.0%
Restructuring and other charges	4,479	0.7%	3,962	0.5%	4,577	0.5%
Goodwill impairment	—	—%	—	—%	44,442	4.8%
Intangibles impairment	—	—%	1,071	0.1%	—	—%
Total operating expenses	183,711	27.3%	282,527	38.1%	333,473	35.8%
Income (loss) from operations	12,216	1.8%	(33,275)	(4.5)%	(82,924)	(8.9)%
Other income, net	12,672	1.9%	14,139	1.9%	902	0.1%
Income (loss) before income taxes	24,888	3.7%	(19,136)	(2.6)%	(82,022)	(8.8)%
Provision for (benefit from) income taxes	12,525	1.9%	85,631	11.5%	(13,035)	(1.4)%
Net income (loss)	$12,363	1.8%	$(104,767)	(14.1)%	$(68,987)	(7.4)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Americas	$456,040	(9.6)%	$504,349	(18.3)%	$617,211
Percentage of net revenue	67.7%		68.1%		66.2%
EMEA	$127,260	(14.5)%	$148,922	(17.0)%	$179,358
Percentage of net revenue	18.9%		20.1%		19.2%
APAC	$90,459	3.3%	$87,569	(35.6)%	$135,903
Percentage of net revenue	13.4%		11.8%		14.6%
Total net revenue	$673,759	(9.1)%	$740,840	(20.6)%	$932,472

2024 vs 2023

Americas

Net revenue in Americas decreased in fiscal 2024, primarily attributable to a decline in Connected Home segment's net revenue of 13.0%, compared to the prior year. The decline in Connected Home segment's net revenue was mainly due to market contraction, leading to a year-over-year decline in the retail channel. NETGEAR For Business segment's net revenue slightly decreased, compared to the prior year.

EMEA

Net revenue in EMEA decreased in fiscal 2024, compared to the prior year, attributable to declines in NETGEAR for Business segment's net revenue of 13.7% and in Connected Home segment's net revenue of 16.5%. The net revenue decline in NETGEAR for Business was mainly driven by lower net revenue for our traditional transaction switches and our work with our channel partners to optimize their inventory carrying levels in the first half of 2024. The net revenue decline in Connected Home was mainly due to market contraction, leading to a year-over-year decline in both the retail and service provider channels.

APAC

Net revenue in APAC increased in fiscal 2024, compared to the prior year, mainly attributable to an increase in NETGEAR for Business segment’s net revenue of 21.3%, primarily driven by the higher demand for the Pro AV product line of managed switches. The net revenue increase in APAC in fiscal 2024, compared to the prior year, was partially offset by a decrease in our Connected Home segment’s net revenue of 15.8%, primarily driven by the lower demand for traditional broadband gateways.

For further discussions specific to our NETGEAR for Business and Connected Home, refer to the "Segment Information" section below.

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

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, net of vendor rebates, royalty and licensing fees, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory, amortization of acquired intangibles and capitalized software development costs. The following table presents costs of revenue and gross margin for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Cost of revenue	$477,832	(2.8)%	$491,588	(27.9)%	$681,923
Gross margin percentage	29.1%		33.6%		26.9%

2024 vs 2023

Gross margin percentage decreased for fiscal 2024, compared to the prior year, primarily attributable to higher cost of inventory and freight costs, and higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, partially offset by higher mix of NETGEAR for Business products, which generally carry higher gross margin.

We expect our gross margin in the first fiscal quarter of 2025 to be higher than the same quarter of 2024 level. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Research and development	$81,082	(2.7)%	$83,295	(5.8)%	$88,443

2024 vs 2023

The decline in research and development expenses in fiscal 2024, compared to the prior year, was primarily driven by a decrease in IT and facility allocation of $1.4 million, and a decrease in engineering projects and outside professional service fees of $1.0 million.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses as a percentage of net revenue in the first fiscal quarter of 2025 to be in line with or slightly higher than the same quarter of 2024 level. We continue to invest in research and development to grow audio and video over Ethernet, web-managed, AV over IP managed switches, NETGEAR for Business wireless products, our cloud platform capabilities, our recurring services and mobile applications, and to broaden our WiFi 7 offerings for consumers to align to our good-better-best strategy and broaden our 5G mobile products. Our NETGEAR for Business segment will receive most of our incremental investments for 2025 and we will be focused on in-sourcing our software capabilities, expanding our product portfolio that will allow us to grow our share in the sizable AV and enterprise WiFi markets. The research and development expense resulting from the incremental investment is partially offset by efficiencies in the research and development expense on the consumer side as affected by our restructuring in January 2025. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Sales and marketing	$123,694	(3.2)%	$127,778	(8.5)%	$139,675

2024 vs 2023

The decline in sales and marketing expenses for fiscal 2024, compared to the prior year, was primarily attributable to a decrease in brand marketing expenditures of $5.7 million, partially offset by an increase in personnel-related expenditures of $1.2 million, mainly due to higher variable compensation.

We expect sales and marketing expenses as a percentage of net revenue in the first fiscal quarter of 2025 to be in line with the same quarter of 2024 level. Most of our incremental investments in sales and marketing in 2025 will be related to go-to-market capabilities of our product offerings in the NETGEAR for Business segment, partially offset by efficiencies in marketing on the consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
General and administrative	$63,468	(4.2)%	$66,243	17.6%	$56,316

2024 vs 2023

The decrease in general and administrative expenses for fiscal 2024, compared to the prior year, was primarily due to a decrease in legal and professional services fees of $13.9 million, mainly attributable to a $10.9 million reduction in expenses to offset the legal fees incurred to date associated with the litigation settlement payment from TP-Link. The decrease in general and administrative expenses was partially offset by an increase in personnel-related expenditures of $10.2 million, primarily due to higher compensations, which also included stock-based compensation, associated with executives’ transition, and higher variable compensation.

We expect general and administration expenses as a percentage of net revenue in the first fiscal quarter of 2025 to be below the same quarter of 2024 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Litigation Reserves, Net

The following table presents litigation reserves, net for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Litigation reserves, net	$(89,012)	**	$178	**	$20

___________________

** Percentage change not meaningful.

2024 vs 2023

The decrease in litigation reserves, net for fiscal 2024, compared to the prior year, was mainly attributable to a contra-expense of $92.7 million associated with the litigation settlement payment from TP-Link, partially offset by a $3.6 million litigation reserve associated with a liability from a settlement.

Restructuring and Other Charges

The following table presents restructuring and other charge for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Restructuring and other charges	$4,479	13.0%	$3,962	(13.4)%	$4,577

2024 vs 2023

The restructuring and other charges were slightly higher in fiscal 2024, compared to the prior year. The charges were primarily associated with the reorganization of our business in each year to better align the cost structure of the business with the areas to deliver long-term growth and expanding profitability. For a detailed discussion of restructuring and other charges, refer to Note 13. Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Other Income, Net

Other income, net consists of interest income, which represents amounts earned and incurred on our cash, cash equivalents and short-term investments, and other income and expenses, which primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, and other non-operating income and expenses, including gain on litigation settlements. The following table presents other income, net for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Other income, net	$12,672	(10.4)%	$14,139	**	$902

___________________

** Percentage change not meaningful.

2024 vs 2023

The decrease in other income, net for fiscal 2024 was primarily due to $6.0 million cash received relating to a favorable litigation settlement for false product marketing in the prior year but not in the current year, partially offset by higher interest income resulting from higher interest rates and higher cash and short-term investment balances. For details on the changes in Other income, net, refer to Note 6, Other Income, Net, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Provision for (benefit from) income taxes	$12,525	(85.4)%	$85,631	**	$(13,035)
Effective tax rate	50.3%		(447.5)%		15.9%

___________________

** Percentage change not meaningful.

2024 vs 2023

The tax expense in 2024 resulted primarily from the increase in profits, plus the change in valuation allowance, partially offset by the benefit from certain changes in estimate upon filing the 2023 U.S. federal tax return and the recognition of uncertain tax benefits. The tax expense in 2023 resulted primarily from the full valuation allowance recorded against the U.S. federal and state deferred tax assets.

During fiscal 2024, we evaluated the impact of the Global Intangible Low-Tax Income (“GILTI”), Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-abuse Tax (“BEAT”) provisions. These provisions resulted in a net reduction of tax of $0.5 million.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are currently under examination in various U.S. and foreign jurisdictions.

Segment Information

In the first fiscal quarter of 2024, resulting from certain segment structure changes, we revised our allocation method by allocating certain historically unallocated operating expenses to our individual operating segments. The segment financial information from the prior years has been recast to conform to the current year presentation. Additional information on the change, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 11, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

NETGEAR for Business Segment

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Net revenue	$287,812	(2.1)%	$293,975	(21.3)%	$373,649
Percentage of net revenue	42.7%		39.7%		40.1%
Contribution income	$44,005	(22.5)%	$56,765	(22.8)%	$73,542
Contribution margin	15.3%		19.3%		19.7%

2024 vs 2023

NETGEAR for Business net revenue decreased in fiscal 2024, compared to the prior year, primarily due to our work with our channel partners to optimize their inventory carrying levels in the first half of 2024. In the second half of fiscal 2024, we started to see more predictable performance aligned to the market, led by continuous strong demand for the Pro AV product line of managed switches, which experienced double digit growth in end market sales. Geographically, NETGEAR for Business net revenue increased in APAC but decreased in EMEA and Americas, compared to the prior year.

NETGEAR for Business contribution income decreased in fiscal 2024, compared to the prior year, primarily due to lower net revenue, and lower gross margin achievement mainly attributable to higher cost of inventory, higher excess and obsolete inventory expense as we accelerated the depletion of our slower moving inventory, and higher freight costs.

Connected Home Segment

	Year Ended December 31,
(In thousands, except percentage data)	2024	% Change	2023	% Change	2022
Net revenue	$385,947	(13.6)%	$446,865	(20.0)%	$558,823
Percentage of net revenue	57.3%		60.3%		59.9%
Contribution (loss) income	$(26,011)	**	$9,545	**	$(17,531)
Contribution margin	(6.7)%		2.1%		(3.1)%
___________________

** Percentage change not meaningful.

2024 vs 2023

Connected Home net revenue decreased in fiscal 2024, compared to the prior year, primarily due to market contraction, leading to a year-over-year decline in the retail channel, and, to a lesser extent, a decline in net revenue in service provider channel. Despite the decline in the overall consumer networking market in fiscal year 2024, our premium portfolio of products continued to outperform the market, and we saw growth in our service revenue. Geographically, Connected Home net revenue decreased across all three regions, compared to the prior year.

Connected Home contribution income decreased in fiscal 2024, compared to the prior year, primarily due to lower net revenue, and lower gross margin achievements due to higher cost of inventory, and higher freight costs, partially offset by lower warranty expense as a percentage of net revenue, which also represented a lower warranty in absolute dollar amount.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of December 31, 2024, we had cash, cash equivalents and short-term investment of $408.7 million, an increase of $125.0 million from December 31, 2023.

As of December 31, 2024, approximately 23% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cash provided by (used in) operating activities	$164,797	$56,853	$(13,732)
Cash used in investing activities	(26,157)	(27,433)	(79,517)
Cash provided by (used in) financing activities	(28,913)	797	(24,023)
Net cash increase (decrease)	$109,727	$30,217	$(117,272)

2024 vs 2023

Operating activities

Net cash provided by operating activities increased by $107.9 million in fiscal 2024, compared to the prior year, primarily due to a net proceed before tax of $103.6 million resulting from the litigation settlement payment from TP-Link and favorable working capital movements. Our accounts payable (excluding payables related to property and equipment) increased from $46.4 million as of December 31, 2023, to $57.4 million as of December 31, 2024, primarily due to the timing of inventory receipts and supplier payments. Accounts receivable decreased from $185.1 million as of December 31, 2023, to $156.2 million as of December 31, 2024, primarily due to the timing of cash collections and lower revenue. Inventory decreased from $248.9 million as of December 31, 2023 to $162.5 million as of December 31, 2024, as we made further progress in optimizing our inventory levels.

Investing activities

Net cash used in investing activities decreased by $1.3 million in fiscal 2024, compared to the prior year, mainly driven by lower net purchases of short-term investments, partially offset by higher purchases of property and equipment.

Financing activities

Net cash used in financing activities was $28.9 million in fiscal 2024, compared to net cash provided of $0.8 million in the prior year, primarily due to repurchases of our common stock in the current year, partially offset by proceeds from exercise of stock options.

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

Stock Repurchases

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of the Company’s outstanding common stock, incremental to the remaining shares under the Company’s previous repurchase program. As of December 31, 2024, approximately 3.4 million shares remained authorized for repurchase under the repurchase program. During the year ended December 31, 2024, we repurchased and retired, reported based on trade date, approximately 2.1 million shares of common stock, at a cost of approximately $33.6 million under the repurchase authorization. As of December 31, 2024, common stock repurchases at a cost of approximately $0.5 million were pending settlement. We did not repurchase any shares of common stock during the year ended December 31, 2023. Under the Inflation Reduction Act signed into law in 2022, the exercise tax on stock repurchases was approximately $0.2 million for the year ended December 31, 2024.

During the years ended December 31, 2024 and 2023, we repurchased and retired, reported based on trade date, approximately 226,000 and 198,000 shares of common stock at a cost of $3.4 million and $2.8 million, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units.

For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in the future.

Contractual and Other Obligations

The following table summarizes our non-cancelable short-term and long-term contractual and other obligations as of December 31, 2024:

(In thousands)	Short-term	Long-term	Total
Purchase obligations (1) (6)	$57,430	$—	$57,430
Operating leases (2)	13,149	65,401	78,550
Other non-trade purchase commitments (3) (6)	1,914	9,368	11,282
Tax Act payables (4) (5)	3,756	—	3,756
	$76,249	$74,769	$151,018

(1) Represent non-cancellable inventory-related purchase agreements with suppliers. A further $213.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For a detailed discussion on our purchase obligations, refer to Note 8, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our commitments for property and equipment purchases as of December 31, 2024 were not material.

(2) Represent undiscounted non-cancellable remaining lease payments. These balances (excluding the amounts for the office lease described below) are included on our consolidated balance sheets. These lease payments are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space. For a detailed discussion on our operating leases, refer to Note 14, Leases, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

As of December 31, 2024, we entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $0.8 million and $42.1 million, respectively, that are not yet recorded on our Consolidated Balance Sheets. This lease will commence in 2025 with a non-cancelable lease term of 11 years.

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

In addition, as of December 31, 2024, we had $7.3 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months was approximately $1.3 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Our contractual and other obligations are expected to be funded by our existing cash, cash equivalents and short-term investments, together with cash generated from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities, which was immaterial as of December 31, 2024 and 2023. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on such investments during fiscal years 2024, 2023 and 2022.

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

We are exposed to risks associated with foreign exchange rate fluctuations due to our international sales and operating activities. These exposures may change over time as business practices evolve and could negatively impact our operating results and financial condition. Additionally, we enter into certain foreign currency forward contracts that have been designated as cash flow hedges under the authoritative guidance for derivatives and hedging to partially offset our business exposure to foreign currency exchange rate risk on portions of our anticipated foreign currency net revenue, cost of revenue, and certain operating expenses. The objective of these foreign currency forward contracts is to reduce the impact of currency exchange rate movements on our operating results by offsetting gains and losses on the forward contracts with increases or decreases in foreign currency transactions. The contracts are marked-to-market on a monthly basis with gains and losses included in other income, net in the consolidated statements of operations or in accumulated other comprehensive income (loss) on the consolidated balance sheets which are further reclassified from other comprehensive income (loss) to revenue, cost of revenue, or operating expenses when the underlying hedged items are recognized. We also use foreign currency forward contracts to partially offset our business exposure to foreign currency exchange rate risk associated with our foreign currency denominated assets and liabilities. These non-designated hedges are carried at fair value with adjustments to fair value recorded to other income, net in our consolidated statements of operations.

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

As of December 31, 2024 and 2023, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $0.7 million, $0.7 million and $1.0 million net income (loss), net of our hedged position as of December 31, 2024, 2023 and 2022, respectively. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2024 and 2023 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the years ended December 31, 2024, 2023, and 2022, 24% of total net revenue was denominated in a currency other than the U.S. dollar.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 3 to the consolidated financial statements, on a quarterly basis, management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancellable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s excess and obsolete inventory analysis is primarily based on a demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $6.1 million for the year ended December 31, 2024.

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

February 14, 2025

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$286,444	$176,717
Short-term investments	122,246	106,931
Accounts receivable, net of allowance for doubtful accounts of $507 and $338 as of December 31, 2024 and December 31, 2023, respectively	156,210	185,059
Inventories	162,539	248,851
Prepaid expenses and other current assets	30,590	30,421
Total current assets	758,029	747,979
Property and equipment, net	11,288	8,273
Operating lease right-of-use assets	28,047	37,285
Goodwill	36,279	36,279
Other non-current assets	16,587	17,326
Total assets	$850,230	$847,142
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,481	$46,850
Accrued employee compensation	23,290	21,286
Other accrued liabilities	148,078	168,084
Deferred revenue	30,261	27,091
Income taxes payable	9,973	1,037
Total current liabilities	270,083	264,348
Non-current income taxes payable	7,583	12,695
Non-current operating lease liabilities	19,796	29,698
Other non-current liabilities	11,702	4,906
Total liabilities	309,164	311,647
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 28,500,118 and 29,615,723 as of December 31, 2024 and 2023, respectively	29	30
Additional paid-in capital	997,912	967,651
Accumulated other comprehensive income	241	136
Accumulated deficit	(457,116)	(432,322)
Total stockholders’ equity	541,066	535,495
Total liabilities and stockholders’ equity	$850,230	$847,142

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenue	$673,759	$740,840	$932,472
Cost of revenue	477,832	491,588	681,923
Gross profit	195,927	249,252	250,549
Operating expenses:
Research and development	81,082	83,295	88,443
Sales and marketing	123,694	127,778	139,675
General and administrative	63,468	66,243	56,316
Litigation reserves, net	(89,012)	178	20
Restructuring and other charges	4,479	3,962	4,577
Goodwill impairment	—	—	44,442
Intangibles impairment	—	1,071	—
Total operating expenses	183,711	282,527	333,473
Income (loss) from operations	12,216	(33,275)	(82,924)
Other income, net	12,672	14,139	902
Income (loss) before income taxes	24,888	(19,136)	(82,022)
Provision for (benefit from) income taxes	12,525	85,631	(13,035)
Net income (loss)	$12,363	$(104,767)	$(68,987)

Net income (loss) per share
Basic	$0.43	$(3.57)	$(2.38)
Diluted	$0.42	$(3.57)	$(2.38)
Weighted average shares used to compute net income (loss) per share:
Basic	28,905	29,355	29,007
Diluted	29,683	29,355	29,007

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$12,363	$(104,767)	$(68,987)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	72	345	(511)
Change in unrealized gains and losses on available-for-sale investments	43	448	(320)
Other comprehensive income (loss), before tax	115	793	(831)
Tax benefit (provision) related to derivatives	(10)	(43)	68
Tax benefit (provision) related to available-for-sale investments	—	(79)	79
Other comprehensive income (loss), net of tax	105	671	(684)
Comprehensive income (loss)	$12,468	$(104,096)	$(69,671)

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2021	29,286	$29	$923,228	$149	$(226,591)	$696,815
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(241)	—	(241)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(68,987)	(68,987)
Stock-based compensation	—	—	17,734	—	—	17,734
Repurchase of common stock	(1,032)	—	—	—	(24,377)	(24,377)
Restricted stock unit withholdings	(202)	—	—	—	(4,807)	(4,807)
Issuance of common stock under stock-based compensation plans	856	—	5,161	—	—	5,161
Balance as of December 31, 2022	28,908	29	946,123	(535)	(324,762)	620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	369	—	369
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	302	—	302
Net loss	—	—	—	—	(104,767)	(104,767)
Stock-based compensation	—	—	17,938	—	—	17,938
Restricted stock unit withholdings	(198)	—	—	—	(2,793)	(2,793)
Issuance of common stock under stock-based compensation plans	906	1	3,590	—	—	3,591
Balance as of December 31, 2023	29,616	30	967,651	136	(432,322)	535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	43	—	43
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	62	—	62
Net income	—	—	—	—	12,363	12,363
Stock-based compensation	—	—	22,678	—	—	22,678
Repurchase of common stock	(2,105)	(2)	—	—	(33,748)	(33,750)
Restricted stock unit withholdings	(226)	—	—	—	(3,409)	(3,409)
Issuance of common stock under stock-based compensation plans	1,215	1	7,583	—	—	7,584
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Twelve Months Ended
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$12,363	$(104,767)	$(68,987)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,514	7,161	10,070
Stock-based compensation	22,678	17,938	17,734
Gain on investments, net	(3,552)	(3,226)	(87)
Goodwill impairment	—	—	44,442
Intangibles impairment	—	1,071	—
Deferred income taxes	1,001	82,319	(21,842)
Provision for excess and obsolete inventory	6,064	3,168	3,657
Changes in assets and liabilities:
Accounts receivable, net	28,849	92,425	(16,327)
Inventories	80,248	47,595	12,396
Prepaid expenses and other assets	5,101	(3,189)	5,696
Accounts payable	11,486	(38,947)	11,857
Accrued employee compensation	2,004	(2,846)	(572)
Other accrued liabilities	(15,152)	(45,893)	(13,332)
Deferred revenue	3,368	6,969	5,425
Income taxes payable	3,825	(2,925)	(3,862)
Net cash provided by (used in) operating activities	164,797	56,853	(13,732)
Cash flows from investing activities:
Purchases of short-term investments	(137,228)	(135,920)	(153,577)
Proceeds from maturities of short-term investments	120,290	115,006	80,417
Purchases of property and equipment	(8,994)	(5,799)	(5,757)
Purchases of long-term investments	(225)	(720)	(600)
Net cash used in investing activities	(26,157)	(27,433)	(79,517)
Cash flows from financing activities:
Repurchases of common stock	(33,088)	—	(24,377)
Restricted stock unit withholdings	(3,409)	(2,793)	(4,807)
Proceeds from exercise of stock options	4,019	—	743
Proceeds from issuance of common stock under employee stock purchase plan	3,565	3,590	4,418
Net cash provided by (used in) financing activities	(28,913)	797	(24,023)
Net increase (decrease) in cash and cash equivalents	109,727	30,217	(117,272)
Cash and cash equivalents, at beginning of period	176,717	146,500	263,772
Cash and cash equivalents, at end of period	$286,444	$176,717	$146,500
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$7,738	$7,194	$9,396
Non-cash investing and financing activities:
Unpaid property and equipment	$1,041	$476	$203

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global leader in innovative and advanced networking technologies for businesses, homes, and service providers. The Company delivers a wide range of intelligent solutions designed to unleash the full potential of connectivity. Its highly differentiated connected solutions range from switching and wireless products to augment business networks and audio and video (“AV”) over Ethernet for Pro AV applications to the good, better, and best WiFi solutions, security and support services to protect and enhance business and home networks. Additionally, the Company continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, such as audio and video over Ethernet, multi-Gigabit internet service to homes, WiFi 7, eSIM and future technologies. Its product line helps to create and extend wired and wireless networks as well as devices that attach to the network, such as services that complement and enhance its product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

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

Short-term investments also include marketable securities related to deferred compensation under the Company’s Deferred Compensation Plan. Mutual funds are the only investments allowed in the Company’s Deferred Compensation Plan and the investments are held in a grantor trust formed by the Company. The Company has classified these investments as trading securities as the grantor trust actively manages the asset allocation to match the participants’ notional fund allocations. These securities are recorded at fair market value with unrealized gains and losses included in Other income, net in the consolidated statements of operations.

Long-term investments are comprised of equity investments without readily determinable fair values, investments in convertible debt securities and investments in limited partnership funds, and are included in Other non-current assets on the consolidated balance sheets. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income, net in the consolidated statements of operations. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Investments in convertible debt securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Investments in limited partnership funds amounted to $2.3 million as of December 31, 2024 and 2023, which are measured at fair value using the net asset value practical expedient. Changes in the fair value of these investments are recognized in Other income, net in the consolidated statements of operations.

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

As of December 31, 2024, Best Buy, Inc. and affiliates and Amazon and affiliates each accounted for approximately 19% of the Company’s total accounts receivable. As of December 31, 2023, Best Buy, Inc. and affiliates and Amazon and affiliates accounted for approximately 21% and 11% of the Company’s total accounts receivable, respectively. No other customers accounted for 10% or greater of the Company’s total accounts receivable.

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

The Company derives its revenue primarily from product sales, consisting of sales of NETGEAR for Business and Connected Home hardware products to its customers - retailers, distributors and service providers. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract or once the risk of loss has been transferred to the customer. The Company evaluates its customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. Payment is collected within a short period of time from the date control over the product is transferred to the customer or after commencement of services.

Revenue for services relates primarily to sales of subscriptions of the Company’s value-added services, including security and privacy, parental controls and remote network management as well as advanced technical support and extended warranty. Service revenue is generally recognized over time ratably over the contract term beginning when the customer is expected to activate their account. Service contracts are generally for 30 days or 12 months in length, billed either monthly or annually and generally in advance. The technical support services consist of telephone and internet access to technical support personnel and extended warranty. All such service or support sales are typically recognized using an input measure of progress by looking at the time elapsed and based on the customer receiving the benefit throughout the contract period. To date, services revenue has not represented a significant percentage of our total revenue.

Revenue from all sale types is recognized at the transaction price and is calculated as selling price net of variable consideration which may include estimates for future returns, sales incentives and price protection. We record estimated variable consideration related to these items as a reduction to revenue at the time of revenue recognition. An allowance for future sales returns is established based on historical trends in product return rates. The Company uses the expected value method to arrive at the amount of variable consideration which is based on management’s analysis of historical and anticipated returns information, sell through and channel inventory levels, current economic trends, and changes in customer demand. The Company’s standard obligation to its direct customers generally provides for a full refund in the event that such product is not merchantable or is found to be damaged or defective. Certain distributors and retailers generally have the right to return product for stock rotation purposes as well. At the time the Company records the reduction to revenue, the Company includes within cost of revenue a write-down to reduce the carrying value of such products to net realizable value.

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

Revenue is allocated among the performance obligations based on their relative standalone selling prices. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. The estimated standalone selling price is directly observable from those sales based on a range of prices and may include using information such as prices charged for similar offerings, estimated costs to provide the performance obligation and other observable inputs. Revenues allocated to the hardware and bundled subscription are recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to product-related bundled services are deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.

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

Shipping and handling costs associated with outbound freight totaled $9.5 million, $8.8 million and $16.9 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $23.3 million, $28.9 million, and $27.0 million in the years ended December 31, 2024, 2023 and 2022, respectively.

Income taxes

The Company accounts for income taxes under an asset and liability approach. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences resulting from different treatment for tax versus accounting for certain items, such as accruals and allowances not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. The Company’s assessment considers the recognition of deferred tax assets on a jurisdictional basis. Accordingly, in assessing its future taxable income on a jurisdictional basis, the Company considers the effect of its transfer pricing policies on that income. The Tax Act introduced a new tax on Global Intangible Low-Taxed Income (“GILTI”) effective as of January 1, 2018. The Company’s policy is to treat GILTI as a period cost if and when incurred.

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

Foreign currency translation and re-measurement

The Company’s functional currency is the U.S. dollar for all of its international subsidiaries. Foreign currency transactions of international subsidiaries are re-measured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and at historical exchange rates for non-monetary assets. Revenue is re-measured at average exchange rates in effect during each period. Expenses are re-measured at average exchange rates in effect during each period, except for expenses related to non-monetary assets, which are re-measured at historical exchange rates. Gains and losses arising from foreign currency transactions are included in Other income, net.

Recent accounting pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended December 31, 2024 and early adoption is permitted. The Company adopted the new standard effective December 31, 2024 on a retrospective basis. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows. Refer to Note 11, Segment Information, for details.

Accounting Pronouncements Not Yet Effective

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which expands the disclosure requirements for specific costs and expenses. ASU 2024-03 is effective for the Company for the year ended December 31, 2027 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2024:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$53,939	$3,023	$2,128	$59,090

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $6.3 million and $6.0 million as of December 31, 2024 and 2023, respectively. There was no impairment of capitalized contract costs during the years ended December 31, 2024, 2023 and 2022.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2024 and 2023, deferred commissions were not significant.

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023
Accounts receivable, net	Accounts receivable, net	$156,210	$185,059
Contract liabilities – current	Deferred revenue	$30,261	$27,091
Contract liabilities – non-current	Other non-current liabilities	$5,101	$4,903

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2024 and 2023 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2024, 2023 and 2022, $51.1 million, $48.4 million and $38.5 million, respectively, of revenue were deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $47.7million, $41.4 million and $33.1 million, respectively, of revenue were recognized for the satisfaction of performance obligations, and $27.4 million, $21.5 million and $16.9 million, respectively, of this recognized revenue were included in the contract liability balance at the beginning of the period, respectively.

There were no significant changes in estimates during the periods that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). The table also includes reconciliations of the disaggregated revenue by reportable segment. Through 2024, the Company operated and reported in two segments: NETGEAR for Business, and Connected Home. Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2024			2023			2022
(In thousands)	NETGEAR for Business	Connected Home	Total	NETGEAR for Business	Connected Home	Total	NETGEAR for Business	Connected Home	Total
Geographic regions (1) :
Americas	$144,336	$311,704	$456,040	$146,045	$358,304	$504,349	$173,599	$443,612	$617,211
EMEA	88,782	38,478	127,260	102,839	46,083	148,922	129,626	49,732	179,358
APAC	54,694	35,765	90,459	45,091	42,478	87,569	70,424	65,479	135,903
Total	$287,812	$385,947	$673,759	$293,975	$446,865	$740,840	$373,649	$558,823	$932,472
Sales channels:
Service provider	$977	$90,035	$91,012	$579	$98,659	$99,238	$4,234	$148,331	$152,565
Non-service provider	286,835	295,912	582,747	293,396	348,206	641,602	369,415	410,492	779,907
Total	$287,812	$385,947	$673,759	$293,975	$446,865	$740,840	$373,649	$558,823	$932,472

Note 3. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of December 31, 2024, and December 31, 2023, were as follows:

	December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,199	$171	$—	$119,370
Total	$119,199	$171	$—	$119,370

	December 31, 2023
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$98,326	$128	$—	$98,454
Convertible debt	173	—	—	173
Total	$98,499	$128	$—	$98,627

The contractual maturities on the U.S. treasury securities as of December 31, 2024, are all due within one year. Accrued interest receivable as of December 31, 2024, was $0.8 million and was recorded within Prepaid expenses and other current assets on the consolidated balance sheets.

The Company had no investment classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2024.

In the years ended December 31, 2024, 2023 and 2022, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the years ended December 31, 2024, 2023 and 2022. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	December 31, 2024	December 31, 2023
Raw materials	$13,439	$19,955
Finished goods	149,100	228,896
Total	$162,539	$248,851

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and the amounts incurred were $6.1 million, $3.2 million and $3.7 million for the years ended December 31, 2024, 2023 and 2022, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	December 31, 2024	December 31, 2023
Machinery and equipment	$54,355	$47,826
Furniture, fixtures, and leasehold improvements	20,028	18,205
Software	24,610	25,760
Computer equipment	5,384	5,458
Total property and equipment, gross	104,377	97,249
Accumulated depreciation	(93,089)	(88,976)
Total	$11,288	$8,273

Depreciation expense pertaining to property and equipment was $6.5 million, $6.9 million and $9.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Intangibles, net

	December 31, 2024				December 31, 2023
(In thousands)	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Technology	$59,799	$(58,906)	$(893)	$—	$59,799	$(58,906)	$(893)	$—
Other	10,345	(10,167)	(178)	—	10,345	(10,167)	(178)	—
Total	$70,144	$(69,073)	$(1,071)	$—	$70,144	$(69,073)	$(1,071)	$—

Amortization of purchased intangibles in the years ended December 31, 2023 and 2022 was $0.3 million and $0.5 million, respectively.

An intangible asset impairment charge of $1.1 million was recognized for the Connected Home reporting unit in the year ended December 31, 2023, which reduced the intangibles, net to zero. No intangibles impairment was recorded in the years ended December 31, 2024 or 2022.

Goodwill

Each year on the first day of fourth fiscal quarter, the Company assesses its goodwill for potential impairment. This impairment testing is applied more frequently than once a year if the Company is aware of changed conditions or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded.

The Company completed its annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2024, or September 30, 2024. The Company identified the reporting units for the purpose of goodwill impairment testing as NETGEAR for Business and Connected Home and performed a qualitative test on the NETGEAR for Business reporting unit. Based upon the results of the qualitative testing, the Company believed that it was more-likely-than-not that the fair value of the NETGEAR for Business reporting unit was greater than its carrying value and therefore performing the next step of impairment test for this reporting unit was unnecessary. No goodwill impairment was recognized for the NETGEAR for Business reporting unit in the years ended December 31, 2024, 2023 or 2022. An interim goodwill impairment test performed in the first fiscal quarter of 2022 resulted in an impairment charge of $44.4 million in respect to the Connected Home reporting unit, which reduced the goodwill of this reporting unit to zero. Accumulated goodwill impairment charges as of December 31, 2024 was $44.4 million for the Connected Home reporting unit and zero for the NETGEAR for Business reporting unit.

Other non-current assets

(In thousands)	December 31, 2024	December 31, 2023
Non-current deferred income taxes	$2,332	$3,343
Long-term investments	8,381	8,367
Restricted cash	2,107	—
Other	3,767	5,616
Total	$16,587	$17,326

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of December 31, 2024 and 2023 respectively. For such equity investments without readily determinable fair value still held at December 31, 2024, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes was $0.3 million. Investments in limited partnership funds amounted to $2.3 million as of December 31, 2024 and 2023, respectively.

Other accrued liabilities

(In thousands)	December 31, 2024	December 31, 2023
Current operating lease liabilities	$10,837	$11,869
Sales and marketing	59,129	75,535
Warranty obligations	5,192	5,738
Sales returns(1)	31,711	34,824
Freight and duty	4,979	2,837
Other	36,230	37,281
Total	$148,078	$168,084

_______________________

(1)
Inventory expected to be received from future sales returns amounted to $15.1 million and $16.9 million as of December 31, 2024 and 2023, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $9.0 million and $9.7 million as of December 31, 2024 and December 31, 2023, respectively.

Note 4. Derivative Financial Instruments

The Company’s subsidiaries have material future cash flows related to revenue and expenses denominated in currencies other than the U.S. dollar, the Company’s functional currency worldwide. The Company executes currency forward contracts that typically mature in less than 6 months to mitigate its currency risk, in currencies including Australian dollars, British pounds, euros, Canadian dollar and Japanese Yen. The Company does not enter into derivatives transactions for trading or speculative purposes.

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

The Company may choose not to hedge certain foreign exchange exposures for a variety of reasons, including, but not limited to, materiality, accounting considerations or the prohibitive economic cost of hedging particular exposures. There can be no assurance the hedges will offset more than a portion of the financial impact resulting from movements in foreign exchange rates. The Company’s accounting policies for these instruments are based on whether the instruments are designated as hedge or non-hedge instruments in accordance with the authoritative guidance for derivatives and hedging. The Company records all derivatives on the balance sheets at fair value. Cash flow hedge gains and losses are recorded in the other comprehensive income (loss) (“OCI”) until the hedged item is recognized in earnings. Derivatives that are not designated as hedging instruments are adjusted to fair value through earnings in Other income, net in the consolidated statements of operations.

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness of the hedge relationships are tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically executes ten forward contracts per quarter with maturities under six months and with an average USD notional amount of approximately $4.9 million that are designated as cash flow hedges.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the years ended December 31, 2024, 2023 and 2022.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	December 31, 2024	December 31, 2023	Location	December 31, 2024	December 31, 2023
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$979	$284	Other accrued liabilities	$254	$1,672
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	74	7	Other accrued liabilities	19	19
Total		$1,053	$291		$273	$1,691

Refer to Note 12, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements. Refer to Note 9, Stockholders' Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 11, Segment Information, for details on gain/(loss), net pertaining to derivatives not designated as hedging instruments that were recognized in Other income, net.

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

Net income (loss) per share consisted of the following:

	Year Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Numerator:
Net income (loss)	$12,363	$(104,767)	$(68,987)

Denominator:
Weighted average common shares – basic	28,905	29,355	29,007
Potentially dilutive common share equivalent	778	—	—
Weighted average common shares – dilutive	29,683	29,355	29,007

Basic net income (loss) per share	$0.43	$(3.57)	$(2.38)
Diluted net income (loss) per share	$0.42	$(3.57)	$(2.38)

Anti-dilutive employee stock-based awards, excluded	1,127	2,362	1,556

Note 6. Other Income, Net

Other income, net consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Interest income	$12,152	$6,842	$1,825
Foreign currency transaction gain (loss), net	(3,434)	(6)	(2,335)
Foreign currency contract gain (loss), net	3,292	267	2,692
Gain (loss) on investments, net	(93)	(8)	(271)
Gain on litigation settlement	—	6,000	—
Other	755	1,044	(1,009)
Total	$12,672	$14,139	$902

Note 7. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2024	2023	2022
(In thousands)
United States	$10,634	$(33,944)	$(100,609)
International	14,254	14,808	18,587
Total	$24,888	$(19,136)	$(82,022)

	Year Ended December 31,
(In thousands)	2024	2023	2022
Current:
U.S. Federal	$7,641	$358	$3,477
State	1,868	599	1,329
Foreign	2,286	2,423	4,236
	11,795	3,380	9,042
Deferred:
U.S. Federal	—	65,880	(18,761)
State	—	15,629	(3,017)
Foreign	730	742	(299)
	730	82,251	(22,077)
Total	$12,525	$85,631	$(13,035)

Net deferred tax assets consisted of the following:

	Year Ended December 31,
(In thousands)	2024	2023
Deferred Tax Assets:
Accruals and allowances	$18,573	$21,324
Net operating loss carryforwards	1,604	1,770
Stock-based compensation	1,416	2,312
Operating lease liability	5,146	7,315
Deferred revenue	1,889	2,085
Tax credit carryforwards	1,673	935
Acquired intangibles	14,814	18,664
Capitalized research and development	61,703	50,670
Depreciation and amortization	999	1,088
Other	4,161	4,392
Total deferred tax assets	111,978	110,555
Deferred Tax Liabilities:
Right of use asset	(4,412)	(6,179)
Other	(1,414)	(1,205)
Total deferred tax liabilities	(5,826)	(7,384)

Valuation Allowance(1)	(103,820)	(99,828)
Net deferred tax assets	$2,332	$3,343

(1)
Valuation allowance is presented gross. The valuation allowance net of the federal tax effect was $99.6 million and $95.7 million for the years ended December 31, 2024 and 2023, respectively.

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2024, a valuation allowance of $103.8 million was placed against deferred tax assets. During the year ended December 31, 2023, a valuation allowance of $99.8 million was placed against all U.S. federal and state tax attributes since it was determined that recovery of the assets is not more likely than not. Accordingly, the valuation allowance increased $4.0 million during 2024. In management’s judgment it is more likely than not that foreign deferred tax assets will be realized in the future as of December 31, 2024, and as such no valuation allowance has been recorded against these deferred tax assets.

The effective tax rate differed from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	21.0%	21.0%	21.0%
State, net of federal benefit	6.0%	(3.1)%	1.7%
Impact of international operations	(2.6)%	8.3%	2.7%
Stock-based compensation	1.0%	(2.3)%	(2.7)%
Tax credits	(2.5)%	5.8%	1.7%
Valuation allowance	26.7%	(474.3)%	(0.3)%
Goodwill impairment	—%	—%	(9.6)%
Recognition of previously unrecognized tax benefits	(0.8)%	(0.3)%	1.8%
Non-deductible license fees	1.5%	(1.7)%	(0.3)%
Others	0.0%	(0.9)%	(0.1)%
Provision for income taxes	50.3%	(447.5)%	15.9%

As a result of changes in fair value of available-for-sale securities and foreign currency hedging, income tax (provision) benefits of $(10,000), $(122,000), and $147,000 were recorded in comprehensive income related to the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, the Company has approximately $0.2 million of acquired federal net operating loss carryforwards as well as $1.7 million of California tax credits carryforwards. All the losses are subject to annual usage limitations under Internal Revenue Code Section 382. The federal losses expire in different years beginning in fiscal year 2035.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2020. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company was in litigation with the ITA with respect to these years and had appellate hearings on all years at the Italian Supreme Court in March 2024. The Company successfully defended its positions for the 2007 through 2012 tax years. The 2004 through 2006 years were remanded back to the lower courts for rehearing and hence, remain in litigation. The Company has limited audit activity in various other states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.3 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(In thousands)	Federal, State, and Foreign Tax
Balance as of December 31, 2021	$9,204
Additions based on tax positions related to the current year	805
Additions for tax positions of prior years	8
Settlements	(1,355)
Reductions due to lapse of applicable statutes	(554)
Adjustments due to foreign exchange rate movement	(174)
Balance as of December 31, 2022	7,934
Additions based on tax positions related to the current year	426
Additions for tax positions of prior years	533
Reductions due to lapse of applicable statutes	(507)
Adjustments due to foreign exchange rate movement	232
Balance as of December 31, 2023	8,618
Additions based on tax positions related to the current year	372
Additions for tax positions of prior years	10
Settlements	(712)
Reductions for tax positions of prior years	(31)
Reductions due to lapse of applicable statutes	(799)
Adjustments due to foreign exchange rate movement	72
Balance as of December 31, 2024	$7,530

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2024 is $4.8 million. The ending net UTB results from adjusting the gross balance at December 31, 2024 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

As of December 31, 2024 and 2023, accrued interest and penalties on a gross basis were $2.1 million and $2.6 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $9.0 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S. The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $1.9 million in associated tax without consideration of foreign tax credits. Determination of foreign tax credit limitations depends on several factors which cannot be estimated.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of December 31, 2024, the Company had approximately $57.4 million, as compared to $42.6 million as of December 31, 2023, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of December 31, 2024, $213.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $4.6 million, $3.5 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Non-Trade Commitments

As of December 31, 2024, the Company’s non-cancellable purchase commitments pertaining to non-trade activities were as follows (in thousands):

2025	$1,914
2026	2,010
2027	2,111
2028	2,216
2029	3,031
Total	$11,282

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Balance as of beginning of the period	$5,738	$6,320	$6,861
Provision for warranty liability made	3,925	5,105	5,230
Settlements made	(4,471)	(5,687)	(5,771)
Balance as of the end of the period	$5,192	$5,738	$6,320

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2024.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2024.

Leases

As of December 31, 2024, the Company entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $0.8 million and $42.1 million, respectively, that are not yet recorded on the Consolidated Balance Sheets. This lease will commence in 2025 with a non-cancelable lease term of 11 years.

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

On December 31, 2024, the Company entered into a license agreement with Sisvel International S.A., which includes a license to Huawei’s Wi-Fi 6 patent portfolio, resolving all outstanding related litigation between the Company and Huawei. All pending cases worldwide between Huawei and the Company have been dismissed.

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

On December 31, 2024, the Company entered into a license agreement with Sisvel International S.A., which includes a license to Huawei’s Wi-Fi 6 patent portfolio, resolving all outstanding related litigation between the Company and Huawei. All pending cases worldwide between Huawei and the Company have been dismissed.

Huawei v. NETGEAR Inc., NETGEAR Deutschland GmbH, and NETGEAR International Limited (at the Munich District Court, Germany)

On May 17, 2024, Huawei filed a Complaint asserting EP 3 334 112 (EP 112) against the Company’s WiFi-6 products at the Munich District Court. The entities named in the suit are NETGEAR Inc, NETGEAR International, and NETGEAR Germany. The Parties attended an oral hearing on December 19, 2024. On July 10, 2024, Huawei filed a Complaint asserting EP 3 937 445 (EP 445) against the Company’s WiFi-6 products at the Munich District Court. The Company filed a Statement of Defense for NETGEAR Germany on July 10, 2024.

On December 31, 2024, the Company entered into a license agreement with Sisvel International S.A., which includes a license to Huawei’s Wi-Fi 6 patent portfolio, resolving all outstanding related litigation between the Company and Huawei. All pending cases worldwide between Huawei and the Company have been dismissed.

The Company, at this time, is not able to reasonably estimate any financial impact to the Company resulting from any ongoing litigation matters.

The Company does not believe that it is reasonably possible that a material loss has been incurred for any of the matters disclosed above, and consequently has not established any material loss provisions.

For the year ended December 31, 2024, the Company entered into a settlement agreement with TP-Link, resulting in the dismissal of all pending litigation between the parties. As part of the settlement, the Company received a payment from TP-Link, leading to a $92.7 million contra-expense in litigation reserves and a $10.9 million reduction in general and administrative expenses to offset related legal fees incurred to date. The Company included the amounts in the consolidated statements of operations.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On July 16, 2024, the Board of Directors authorized management to repurchase up to 3.0 million shares of the Company’s outstanding common stock, incremental to the remaining shares under the Company’s previous repurchase program. As of December 31, 2024, 3.4 million shares remained authorized for repurchase under the repurchase program. The Company repurchased and retired, reported based on trade date, approximately 2.1 million and 1.0 million shares of common stock, at a cost of approximately $33.6 million and $24.4 million during the year ended December 31, 2024 and 2022, respectively. As of December 31, 2024, common stock repurchases at a cost of approximately $0.5 million were pending settlement. The Company did not repurchase any shares during the year ended December 31, 2023. Under the Inflation Reduction Act signed into law in 2022, the exercise tax on stock repurchases was approximately $0.2 million for the year ended December 31, 2024.

The Company repurchased, reported based on trade date, approximately 226,000, 198,000 and 202,000 shares of common stock at a cost of approximately $3.4 million, $2.8 million and $4.8 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the years ended December 31, 2024, 2023 and 2022, respectively.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2021	$(2)	$173	$(22)	$149
Other comprehensive income (loss) before reclassifications	(320)	(704)	188	(836)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(193)	41	(152)
Net current period other comprehensive income (loss)	(320)	(511)	147	(684)
Balance as of December 31, 2022	(322)	(338)	125	(535)
Other comprehensive income (loss) before reclassifications	448	2,337	(540)	2,245
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,992	(418)	1,574
Net current period other comprehensive income (loss)	448	345	(122)	671
Balance as of December 31, 2023	126	7	3	136
Other comprehensive income (loss) before reclassifications	43	(733)	159	(531)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(805)	169	(636)
Net current period other comprehensive income (loss)	43	72	(10)	105
Balance as of December 31, 2024	$169	$79	$(7)	$241

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(897)	$2,337	$(218)
Cost of revenue	—	(4)	3
Research and development	13	(33)	(14)
Sales and marketing	58	(246)	40
General and administrative	21	(62)	(4)
Total before tax	(805)	1,992	(193)
Tax impact	169	(418)	41
Total, net of tax	$(636)	$1,574	$(152)

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

2016 Equity Incentive Plan

In April 2016, the Company’s Board of Directors adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which was approved by the Company’s stockholders at the 2016 Annual Meeting of Stockholders on June 3, 2016. The 2016 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible directors, employees and consultants of the Company. The original maximum aggregate number of shares that could be issued under the 2016 Plan was 2.5 million shares, plus (i) any shares that were available for grant under the Company’s 2006 Plan as of immediately prior to the 2006 Plan’s expiration by its terms, which was 699,827 shares, plus (ii) any shares granted under the 2006 Plan that expire, are forfeited to or repurchased by the Company. In May 2018, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 Plan by an additional 1.7 million shares. In January 2019, the Company received the approval from its Compensation Committee to increase the number of shares that the Company may be issued under the 2016 Plan to a new total of 3.1 million shares, pursuant to the adjustment provisions of the 2016 Plan. In May 2020, the Company adopted amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 Plan by an additional 2.0 million shares. In June 2023, the Company's stockholders approved amendments to the 2016 Plan which increased the number of shares of the Company’s common stock that may be issued under the 2016 Plan by an additional 2.0 million shares. As of December 31, 2024, approximately 2.3 million shares remained available for future grants under the 2016 Plan.

Options granted generally vest over four years with the first tranche at the end of twelve months from the date of grant and the remaining shares vesting monthly over the remaining three years. Options granted generally expire in 10 years from the date of grant. RSUs granted generally vest in annual installments over four years or over three years with the first tranche at the end of twelve months from the vest start date and the remaining vesting quarterly over the remaining two years. RSUs do not have an expiration date. Performance shares granted generally vest at the end of a three-year period if performance conditions are met and do not have an expiration date.

Any shares that are tendered by a participant of the 2016 Plan or retained by the Company as full or partial payment to the Company for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall no longer again be made available for issuance under the 2016 Plan.

2024 Inducement Equity Incentive Plan

In February 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), which was approved by the Company’s Board of Directors on February 9, 2024. The 2024 Inducement Plan provides for the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible individuals who are entering into employment with the Company. The original maximum aggregate number of shares that could be issued under the 2024 Inducement Plan was 2.0 million shares. As of December 31, 2024, approximately 0.2 million shares were reserved for future grants under the 2024 Inducement Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period and the purchase date. The duration of each offering period is generally six-months. In April 2022, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 3.0 million shares. For the years ended December 31, 2024, 2023, and 2022, the Company recognized ESPP compensation expense of $1.2 million, $1.1 million and $1.3 million, respectively. Approximately 312,000 shares of common stock were purchased at an average exercise price of $11.44 in the year ended December 31, 2024. As of December 31, 2024, approximately 0.5 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	866	$30.70
Exercised	(163)	$24.57
Expired	(228)	$31.15
Outstanding as of December 31, 2024	475	$32.60	1.42	$367,881

As of December 31, 2024
Vested and expected to vest	475	$32.60	1.42	$367,881
Exercisable Options	475	$32.60	1.42	$367,881

The aggregate intrinsic values in the table above represent the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2024, or December 31, 2024, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2024. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2024 and 2022 was $0.4 million and $0.2 million, respectively. There were no options exercised for the year ended December 31, 2023.

The total fair value of options vested during the years ended December 31, 2023, and 2022 was $0.7 million and $1.3 million, respectively. There were no options vested during the year ended December 31, 2024.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$23.48 - $23.48	3	1.23	$23.48	3	$23.48
$25.37 - $25.37	5	2.42	$25.37	5	$25.37
$26.61 - $26.61	271	1.42	$26.61	271	$26.61
$38.32 - $38.32	25	3.59	$38.32	25	$38.32
$41.67 - $41.67	171	1.07	$41.67	171	$41.67
$23.48 - $41.67	475	1.42	$32.60	475	$32.60

Time-Based RSU Activity

RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Term	Average Intrinsic Value
Outstanding as of December 31, 2023	1,567	$22.83
Granted	1,939	$15.91
Vested	(739)	$23.50
Cancelled	(217)	$19.66
Outstanding as of December 31, 2024	2,550	$17.64	1.20	$71,060

The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $11.0 million, $9.2 million and $14.6 million, respectively. The grant date fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $17.4 million, $17.8 million and $21.5 million, respectively.

Performance-Based RSU Activity

Since 2020, the Company’s executive officers were granted performance-based restricted stock units (“PSUs”) under the 2016 Plan with vesting occurring at the end of a three-year period if performance conditions are met. In February 2024, the Company granted PSUs under the 2024 Inducement Plan to its newly-hired Chief Executive Officer with 1/3 of the target PSUs being allocated to each tranche and vesting occurring at the end of each anniversary of the vesting commencement date over a three-year period. In addition, in 2024, the Company granted PSUs under the 2024 Inducement Plan to its newly-hired employees with vesting occurring at the end of a three-year period if performance conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance or market conditions and the recipients’ continued service with the Company. The number of PSUs to vest could range from 0% to 150% of the target shares granted. For PSUs with a performance condition, at the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date for each tranche.

Performance-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	293	$33.07
Granted	145	$22.37
Vested	—	$—
Cancelled	(8)	$27.17
Outstanding as of December 31, 2022	430	$29.38
Granted	145	$14.44
Vested	—	$—
Cancelled	(158)	$27.85
Outstanding as of December 31, 2023	417	$24.76
Granted	630	$21.00
Vested	—	$—
Cancelled	(392)	$25.12
Outstanding as of December 31, 2024	655	$20.93

Valuation and Expense Information

The Company measures stock-based compensation at the grant date based on the estimated fair value of the award. Estimated compensation cost relating to time-based RSUs and PSUs with a performance condition is based on the closing fair market value of the Company’s common stock on the date of grant. The grant date fair value for PSUs with a market condition is determined using the Monte Carlo valuation method. The fair value of options granted and the purchase rights granted under the ESPP is estimated on the date of grant using a Black-Scholes-Merton option valuation model that uses the assumptions noted in the following table. The estimated expected term of options granted is derived from historical data on employee exercise and post-vesting employment termination behavior. The risk-free interest rate of options granted and the purchase rights granted under the ESPP is based on the implied yield currently available on U.S. Treasury securities with a remaining term commensurate with the estimated expected term. Expected volatility of options granted under the 2016 Plan and the purchase rights granted under the ESPP is based on historical volatility over the most recent period commensurate with the estimated expected term. The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future.

No stock options were granted during the years ended December 31, 2024, 2023 and 2022. The following table sets forth the weighted-average assumptions used to estimate the fair value of purchase rights granted under the ESPP:

	Year Ended December 31,
	2024	2023	2022

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	5.01%	5.19%	2.25%
Expected volatility	48.1%	35.8%	39.6%
Dividend yield	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, time-based and performance-based RSUs and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2024	2023	2022
Cost of revenue	$1,613	$1,405	$1,353
Research and development	3,297	3,935	4,177
Sales and marketing	6,182	5,336	5,603
General and administrative	11,586	7,262	6,601
Total	$22,678	$17,938	$17,734

Total stock-based compensation cost capitalized in inventory was less than $0.9 million as of each of the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, $42.8 million of unrecognized compensation cost related to unvested time-based and performance-based RSUs is expected to be recognized over a weighted-average period of 2.1 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: NETGEAR for Business and Connected Home:

•
NETGEAR for Business: offers reliable, easy-to-use, high-performance networking solutions, including switches, routers, access points, software, and AV over IP technologies, tailored to meet the diverse needs of organizations of all sizes; and
•
Connected Home: offers advanced connectivity, powerful performance, and enhanced security features right out of the box, designed to help keep families safe online, whether at home or on the go, including high-performance, dependable and easy-to-use premium WiFi networking solutions such as 4G/5G mobile products, WiFi 7 Tri-band and Quad-band mesh systems and routers, WiFi 6E, WiFi 6, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenue less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, stock-based compensation expense, goodwill impairment, intangibles impairment, restructuring and other charges, litigation reserves, net, and other income, net.

Effective on January 1, 2024, resulting from certain segment structure changes, the Company revised its allocation method by allocating certain historically unallocated operating expenses to its individual operating segments. Further, the Company adopted ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” effective for the year ended December 31, 2024 on a retrospective basis. The prior-year segment financial information has been recast to conform to the current-year presentation. Financial information for each reportable segment and a reconciliation of total segment contribution income to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2024			2023						2022
(In thousands, except percentage data)	NETGEAR for Business	Connected Home	Total	NETGEAR for Business		Connected Home		Total		NETGEAR for Business		Connected Home		Total
Net revenue	$287,812	$385,947	$673,759	$293,975		$446,865		$740,840		$373,649		$558,823		$932,472
Cost of revenue	168,399	307,820	476,219	163,083		326,843		489,926		230,525		449,531		680,056
Gross profit	119,413	78,127	197,540	130,892		120,022		250,914		143,124		109,292		252,416
Gross margin	41.5%	20.2%	29.3%	44.5%		26.9%		33.9%		38.3%		19.6%		27.1%
Operating expenses	75,408	104,138	179,546	74,127	*	110,477	*	184,604	*	69,582	*	126,823	*	196,405	*
Contribution income (loss)	44,005	(26,011)	17,994	56,765	*	9,545	*	66,310	*	73,542	*	(17,531)	*	56,011	*
Contribution margin	15.3%	(6.7)%	2.7%	19.3%	*	2.1%	*	9.0%	*	19.7%	*	(3.1)%	*	6.0%	*
Corporate and unallocated costs			(67,633)					(76,179)	*					(71,648)	*
Amortization of intangibles (1)			—					(257)						(514)
Stock-based compensation expense			(22,678)					(17,938)						(17,734)
Goodwill impairment			—					—						(44,442)
Intangibles impairment			—					(1,071)						—
Restructuring and other charges			(4,479)					(3,962)						(4,577)
Litigation reserves, net			89,012					(178)						(20)
Other income, net (2)			12,672					14,139						902
Loss before income taxes			$24,888					$(19,136)						$(82,022)

_______________________

(1)
Amounts excluded amortization expenses related to patents within purchased intangibles in cost of revenue.
(2)
Amounts included gain/(loss), net from litigation settlement of $6.0 million for the year ended December 31, 2023, and gain/(loss), net from derivatives not designated as hedging instruments of $3.3 million, 0.3 million and $2.7 million, for the years ended December 31, 2024, 2023 and 2022, respectively.

* Financial information for each reportable segment in the prior year periods were recast to conform to the current reportable segment structure.

The Company does not report total assets by segment for internal or external reporting purposes as the Company’s CODM does not evaluate operating segments, make strategic decisions, or allocate resources using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography:

	Year Ended December 31,
(In thousands)	2024	2023	2022
United States (U.S.)	$443,818	$489,968	$598,649
Americas (excluding U.S.)	12,222	14,381	18,562
EMEA (1)	127,260	148,922	179,358
APAC (1)	90,459	87,569	135,903
Total net revenue	$673,759	$740,840	$932,472

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table represents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets:

(In thousands)	December 31, 2024	December 31, 2023
United States (U.S.)	$19,057	$25,051
Canada	5,573	4,714
Americas (excluding U.S. and Canada)	39	68
EMEA	3,127	3,739
Singapore	4,841	6,218
APAC (excluding Singapore) (1)	6,698	5,768
Total	$39,335	$45,558

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the year ended December 31, 2024, the Company had one customer, that accounted for 16% of net revenue. For the year ended December 31, 2023, the Company had two customers, that each individually accounted for 17% and 12% of net revenue, respectively. For the year ended December 31, 2022, the Company had two customers, that each individually accounted for 15% and 11% of net revenue, respectively. All of the customers were primarily within the Connected Home segment.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$111,043	$111,043	$—
Available-for-sale investments: U.S. treasury securities(1)	119,370	—	119,370
Trading securities: mutual funds(1)	2,876	2,876	—
Foreign currency forward contracts(2)	1,053	—	1,053
Total assets measured at fair value	$234,342	$113,919	$120,423
Liabilities:
Foreign currency forward contracts(3)	$273	$—	$273
Total liabilities measured at fair value	$273	$—	$273

	December 31, 2023
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$25,986	$25,986	$—
Available-for-sale investments: U.S. treasury securities(1)	98,454	—	98,454
Trading securities: mutual funds(1)	8,304	8,304	—
Available-for-sale investments: convertible debt securities(1)	173	—	173
Foreign currency forward contracts(2)	291	—	291
Total assets measured at fair value	$133,208	$34,290	$98,918
Liabilities:
Foreign currency forward contracts(3)	$1,691	$—	$1,691
Total liabilities measured at fair value	$1,691	$—	$1,691

(1)
Included in Short-term investments on the Company’s consolidated balance sheets.
(2)
Included in Prepaid expenses and other current assets on the Company’s consolidated balance sheets.
(3)
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

Restructuring and other charges recognized in fiscal years 2024, 2023 and 2022 were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with projected revenue levels. The liabilities as of December 31, 2024 are expected to be settled in 2025.

The following table provides a summary of the activity related to accrued restructuring and other charges:

	Employee termination charges	Lease contract termination and other charges	Total
(In thousands)
Balance as of December 31, 2021	$—	$23	$23
Additions	4,600	—	4,600
Cash payments	(2,714)	—	(2,714)
Adjustments	26	(23)	3
Balance as of December 31, 2022	1,912	—	1,912
Additions	3,834	631	4,465
Cash payments	(5,384)	(579)	(5,963)
Adjustments	(105)	(22)	(127)
Balance as of December 31, 2023	257	30	287
Additions	4,154	325	4,479
Cash payments	(3,722)	(86)	(3,808)
Adjustments	(25)	(269)	(294)
Balance as of December 31, 2024	$664	$—	$664

Note 14. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through December 2037. The leases have remaining lease terms of approximately 1 year to 13 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease cost were as follows:

	Year Ended December 31,
	2024	2023	2022
(In Thousands)
Operating lease cost	$12,424	$12,586	$11,067
Short-term lease cost	315	305	297
Total lease cost (1)	$12,739	$12,891	$11,364

_______________________

(1)
Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$13,733	$12,697	$9,907

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$1,273	$6,987	$26,511

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2024	2023
Weighted Average Remaining Lease Term (in years)
Operating leases	4.1	4.6

Weighted Average Discount Rate
Operating leases	6.1%	5.8%

As of December 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2025	$12,304
2026	8,839
2027	7,922
2028	1,406
2029	674
Thereafter	4,416
Total lease payments	35,561
Less imputed interest	(4,928)
Total	$30,633

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2024, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Position	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Sarah Butterfass, Director	Adopted	11/14/2024	Yes		40.0% net shares resulting from the vesting of 14,619 (gross) RSUs	N/A	10/31/2025
Charles J Prober, Chief Executive Officer	Adopted	11/20/2024	Yes

 6.3% of net shares resulting from the vesting of 531,789 (gross) restricted stock and performance shares, 1,707 net shares from a prior ESPP purchase, and net shares to be purchased in Feb 2025 under ESPP

						N/A	11/21/2026
Bryan Murray, Chief Financial Officer	Adopted	12/13/2024	Yes

 10.0% of net shares resulting from the vesting of 68,438 (gross) restricted stock and performance shares, 2,199 net shares from prior ESPP purchases, and net shares to be purchased in Feb 2025 under ESPP

						N/A	12/12/2025

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2025 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item concerning our directors, insider trading policy, executive officers, standing committees and procedures by which stockholders may recommend nominees to our Board of Directors, is incorporated by reference to the sections of our Proxy Statement under the headings “Information Concerning the Nominees and Incumbent Directors,” “Other Compensation Policies and Information,” “Board and Committee Meetings,” and “Audit Committee” and to the information contained in the section captioned “Executive Officers of the Registrant” included under Part I of this Annual Report on Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2024 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2024.

Page

Schedule II—Valuation and Qualifying Accounts	108

Schedule II—Valuation and Qualifying Accounts

	Balance at Beginning of Year	Other	Additions	Deductions	Balance at End of Year
	(In thousands)
Allowance for doubtful accounts:
Year ended December 31, 2024	$338	$—	$169	$—	$507
Year ended December 31, 2023	397	—	—	(59)	338
Year ended December 31, 2022	$399	$—	$—	$(2)	$397

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)
Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant’s common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities	10-K	2/18/2020	4.2

10.1#	Form of Indemnification Agreement for directors and officers				X

10.2#	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder	10-K	2/16/2024	10.2

10.3#	2024 Inducement Equity Incentive Plan and forms of agreement thereunder	8-K	2/14/2024	10.1

10.4#	2003 Employee Stock Purchase Plan, as amended	S-8	8/5/2022	99.1

10.5#	Amended and Restated 2006 Long-Term Incentive Plan and forms of agreements thereunder	S-8	6/6/2014	4.3

10.6#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.7#	NETGEAR, Inc. Executive Bonus Plan	8-K	2/5/2020	99.2

10.8*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.9*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.10*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.11	Office Lease, dated as of September 25, 2007, by and between the registrant and BRE/Plumeria, LLC	8-K	9/27/2007	10.1

10.11a	First Amendment to Office Lease, dated as of April 23, 2008, by and between the registrant and BRE/Plumeria, LLC	10-Q	5/9/2008	10.1

10.11b	Second Amendment to Office Lease, dated June 25, 2015, by and between the registrant and KBSII/Plumeria, LLC	10-K	2/19/2016	10.11B

10.12#	Office Lease, dated as of September 26, 2024, by and between the registrant and A&M PEAK FIRST STREET, LLC	10-Q	11/1/2024	10.1

10.13#	Offer Letter, dated December 3, 1999, between the registrant and Patrick C.S. Lo	S-1	4/10/2003	10.5

10.14#	Amendment to Offer Letter, dated December 23, 2008, between the registrant and Patrick C.S. Lo	10-K	3/4/2009	10.51

10.15#	Offer Letter, dated January 30, 2024, between the registrant and Charles (CJ) Prober	10-Q	5/3/2024	10.4

10.16#	Offer Letter, dated November 6, 2001, between the registrant and Bryan D. Murray	10-K	2/18/2022	10.13

10.17#	Offer Letter, dated June 16, 2004, between the registrant and David J. Henry	10-K	2/18/2022	10.14

10.18#	Employment Agreement, dated October 18, 2002, between the registrant and Michael F. Falcon	S-1	4/10/2003	10.10

10.19#	Amendment to Employment Agreement, dated December 29, 2008, between the registrant and Michael F. Falcon	10-K	3/4/2009	10.49

10.20#	Amendment to Employment Agreement, dated December 30, 2008, between the registrant and Michael A. Werdann	10-K	3/4/2009	10.54

10.21#	Second Amendment to Employment Agreement, dated October 1, 2015, between the registrant and Michael A. Werdann	10-K	2/19/2016	10.21

10.22#	Employment Agreement, dated July 12, 2024, between the registrant and Pramod Badjate				X

10.23#	Executive Succession and Advisory Services Agreement, dated January 30, 2024, between the registrant and Patrick C.S. Lo	10-Q	5/3/2024	10.3

10.24#	Separation Agreement and Release, dated as of January 1, 2025, between the Registrant and David J. Henry	8-K	1/07/2025	10.1

10.25#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	5/3/2024	10.5

10.26#	Form of Change in Control and Severance Agreement (Other Executive Officers)				X

19.1	Insider Trading Policy				X

21.1	List of subsidiaries and affiliates	10-K	2/16/2024	21.1

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	NETGEAR, Inc. Clawback Policy	10-K	2/16/2024	97.1

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)				X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 14th day of February 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CHARLES (CJ) PROBER	Chief Executive Officer and Director	February 14, 2025
Charles (CJ) Prober	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 14, 2025
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ SARAH S. BUTTERFASS	Director	February 14, 2025
Sarah S. Butterfass

/S/ LAURA J. DURR	Director	February 14, 2025
Laura J. Durr
/S/ SHRAVAN K. GOLI	Director	February 14, 2025
Shravan K. Goli

/S/ BRADLEY L. MAIORINO	Director	February 14, 2025
Bradley L. Maiorino

/S/ LAURA C. ORVIDAS	Director	February 14, 2025
Laura C. Orvida

/S/ JANICE M. ROBERTS	Director	February 14, 2025
Janice M. Roberts

/S/ THOMAS H. WAECHTER	Director	February 14, 2025
Thomas H. Waechter