Form 10-Q
period 2025-03-30
NETGEAR, INC.
filed 2025-05-02
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 30, 2025

or

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

(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,783,594 as of April 25, 2025.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$269,811	$286,444
Short-term investments	122,116	122,246
Accounts receivable, net of allowance for doubtful accounts of $507 and $507 as of March 30, 2025 and December 31, 2024, respectively	142,706	156,210
Inventories	157,898	162,539
Prepaid expenses and other current assets	31,218	30,590
Total current assets	723,749	758,029
Property and equipment, net	11,302	11,288
Operating lease right-of-use assets	25,813	28,047
Goodwill	36,279	36,279
Other non-current assets	17,053	16,587
Total assets	$814,196	$850,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,645	$58,481
Accrued employee compensation	18,977	23,290
Other accrued liabilities	128,025	148,078
Deferred revenue	30,236	30,261
Income taxes payable	10,081	9,973
Total current liabilities	241,964	270,083
Non-current income taxes payable	7,840	7,583
Non-current operating lease liabilities	18,037	19,796
Other non-current liabilities	12,112	11,702
Total liabilities	279,953	309,164
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	1,010,087	997,912
Accumulated other comprehensive income (loss)	(82)	241
Accumulated deficit	(475,791)	(457,116)
Total stockholders’ equity	534,243	541,066
Total liabilities and stockholders’ equity	$814,196	$850,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net revenue	$162,060	$164,586
Cost of revenue	105,734	116,349
Gross profit	56,326	48,237
Operating expenses:
Research and development	18,309	20,227
Sales and marketing	28,041	30,529
General and administrative	18,070	18,067
Litigation reserves, net	(37)	30
Restructuring and other charges	4,742	1,032
Total operating expenses	69,125	69,885
Loss from operations	(12,799)	(21,648)
Other income, net	8,171	2,850
Loss before income taxes	(4,628)	(18,798)
Provision for (benefit from) income taxes	1,406	(148)
Net loss	$(6,034)	$(18,650)

Net loss per share
Basic	$(0.21)	$(0.63)
Diluted	$(0.21)	$(0.63)
Weighted average shares used to compute net loss per share:
Basic	28,717	29,395
Diluted	28,717	29,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 30, 2025	March 31, 2024
Net loss	$(6,034)	$(18,650)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(280)	58
Change in unrealized gains and losses on available-for-sale investments	(78)	(166)
Other comprehensive loss, before tax	(358)	(108)
Tax benefit (provision) related to derivatives	35	(7)
Other comprehensive loss, net of tax	(323)	(115)
Comprehensive loss	$(6,357)	$(18,765)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(78)	—	(78)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(6,034)	(6,034)
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock	(254)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(186)	—	—	—	(5,141)	(5,141)
Issuance of common stock under stock-based compensation plans	722	—	6,679	—	—	6,679
Balance as of March 30, 2025	28,782	$29	$1,010,087	$(82)	$(475,791)	$534,243

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(166)	—	(166)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,650)	(18,650)
Stock-based compensation	—	—	4,544	—	—	4,544
Repurchase of common stock	(783)	(1)	—	—	(11,443)	(11,444)
Restricted stock unit withholdings	(32)	—	—	—	(454)	(454)
Issuance of common stock under stock-based compensation plans	270	—	1,986	—	—	1,986
Balance as of March 31, 2024	29,071	$29	$974,181	$21	$(462,869)	$511,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 30, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(6,034)	$(18,650)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,684	1,488
Stock-based compensation	5,496	4,544
Gain on investments, net	(467)	(883)
Deferred income taxes	(136)	84
Provision for excess and obsolete inventory	1,435	1,132
Changes in assets and liabilities:
Accounts receivable, net	13,504	12,288
Inventories	3,206	36,449
Prepaid expenses and other assets	(620)	367
Accounts payable	(3,603)	(8,516)
Accrued employee compensation	(4,313)	907
Other accrued liabilities	(19,102)	(12,605)
Deferred revenue	(164)	1,719
Income taxes payable	365	(1,134)
Net cash provided by (used in) operating activities	(8,749)	17,190
Cash flows from investing activities:
Purchases of short-term investments	(29,759)	(38,829)
Proceeds from maturities of short-term investments	30,000	30,000
Purchases of property and equipment	(1,396)	(2,510)
Purchases of long-term investments	(105)	—
Net cash used in investing activities	(1,260)	(11,339)
Cash flows from financing activities:
Repurchases of common stock	(8,162)	(11,444)
Restricted stock unit withholdings	(5,141)	(454)
Proceeds from exercise of stock options	4,590	—
Proceeds from issuance of common stock under employee stock purchase plan	2,089	1,986
Net cash used in financing activities	(6,624)	(9,912)
Net decrease in cash and cash equivalents	(16,633)	(4,061)
Cash and cash equivalents, at beginning of period	286,444	176,717
Cash and cash equivalents, at end of period	$269,811	$172,656
Non-cash investing and financing activities:
Unpaid property and equipment	$1,364	$968

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All significant intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2024, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income (loss), stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended March 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segments

As previously announced, in the first fiscal quarter of 2025, the Company realigned its business structure by separating the Connected Home segment into two distinct reportable segments: Home Networking and Mobile. This realignment is intended to further strengthen the Company's operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. Effective January 1, 2025, the Company operates and reports in three segments: NETGEAR for Business, Home Networking, and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation. None of the changes impacted previously reported consolidated net revenue, income (loss) from operations, net income (loss) per share, total assets, or stockholders’ equity. In addition, as the goodwill balance was zero for the Connected Home segment before the segment realignment, no goodwill has been allocated to Home Networking and Mobile segments and the entire goodwill balance of $36.3 million remained in the NETGEAR for Business segment. Refer to Note 11, Segment Information for additional information.

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

Accounting Pronouncements Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which enhances annual income tax disclosures. ASU 2023-09 requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the annual reporting period of the year ending December 31, 2025 and early adoption is permitted. The guidance allows for adoption using either a prospective or retrospective transition method. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, which expands the disclosure requirements for specific costs and expenses. ASU 2024-03 is effective for the Company for the year ending December 31, 2027 and early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect that the guidance will have material impacts on its financial position, results of operations or cash flows. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 30, 2025:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$63,662	$2,916	$2,120	$68,698

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	March 30, 2025	December 31, 2024
Accounts receivable, net	Accounts receivable, net	$142,706	$156,210
Contract liabilities – current	Deferred revenue	$30,236	$30,261
Contract liabilities – non-current	Other non-current liabilities	$4,962	$5,101

The difference in the balances of the Company’s contract assets and liabilities as of March 30, 2025 and December 31, 2024, primarily results from the timing difference between the Company's performance and the customer's payment.

During the three months ended March 30, 2025, $12.1 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $12.2 million of revenue was recognized for the satisfaction of performance obligations and $10.8 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. As disclosed above, effective January 1, 2025, the Company operates and reports in three segments: NETGEAR for Business, Home Networking and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	March 30, 2025				March 31, 2024
(In thousands)	NETGEAR for Business	Home Networking	Mobile	Total	NETGEAR for Business	Home Networking	Mobile	Total
Geographic regions (1):
Americas	$40,481	$52,539	$14,741	$107,761	$31,933	$55,731	$22,264	$109,928
EMEA	24,339	5,182	2,608	32,129	23,177	5,035	2,975	31,187
APAC	14,371	3,666	4,133	22,170	13,513	6,458	3,500	23,471
Total	$79,191	$61,387	$21,482	$162,060	$68,623	$67,224	$28,739	$164,586
Sales channels:
Service provider	$270	$719	$16,951	$17,940	$243	$4,615	$22,938	$27,796
Non-service provider	78,921	60,668	4,531	144,120	68,380	62,609	5,801	136,790
Total	$79,191	$61,387	$21,482	$162,060	$68,623	$67,224	$28,739	$164,586

_____________________________

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of March 30, 2025 and December 31, 2024, were as follows:

	March 30, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,433	$93	$—	$119,526
Total	$119,433	$93	$—	$119,526

	December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,199	$171	$—	$119,370
Total	$119,199	$171	$—	$119,370

The contractual maturities on the U.S. treasury securities as of March 30, 2025 are all due within one year. Accrued interest receivable as of March 30, 2025 was $1.3 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of March 30, 2025 and December 31, 2024.

In the three months ended March 30, 2025 and March 31, 2024, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments for these

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities during the three months ended March 30, 2025 and March 31, 2024. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	March 30, 2025	December 31, 2024
Raw materials	$17,437	$13,439
Finished goods	140,461	149,100
Total	$157,898	$162,539

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.4 million and $1.1 million for the three months ended March 30, 2025 and March 31, 2024, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is a risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	March 30, 2025	December 31, 2024
Machinery and equipment	$54,700	$54,355
Furniture, fixtures, and leasehold improvements	20,585	20,028
Software	24,737	24,610
Computer equipment	5,393	5,384
Total property and equipment, gross	105,415	104,377
Accumulated depreciation	(94,113)	(93,089)
Total	$11,302	$11,288

Other non-current assets

(In thousands)	March 30, 2025	December 31, 2024
Non-current deferred income taxes	$2,503	$2,332
Long-term investments	8,478	8,381
Restricted cash	2,112	2,107
Other	3,960	3,767
Total	$17,053	$16,587

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term equity investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of March 30, 2025 and March 31, 2024, respectively. For such equity investments without readily determinable fair value still held at March 30, 2025, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes was $0.3 million. Investments in limited partnership funds amounted to $2.4 million as of March 30, 2025, $2.2 million as of March 31, 2024, $2.3 million as of December 31, 2024, and $2.3 million as of December 31, 2023, respectively.

Other accrued liabilities

(In thousands)	March 30, 2025	December 31, 2024
Current operating lease liabilities	$10,288	$10,837
Sales and marketing	50,060	59,129
Warranty obligations	5,307	5,192
Sales returns(1)	27,100	31,711
Freight and duty	4,112	4,979
Other	31,158	36,230
Total	$128,025	$148,078

(1)
Inventory expected to be received from future sales returns amounted to $12.8 million and $15.1 million as of March 30, 2025 and December 31, 2024, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $8.6 million and $9.0 million as of March 30, 2025 and December 31, 2024, respectively.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	March 30, 2025	December 31, 2024	Location	March 30, 2025	December 31, 2024
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$345	$979	Other accrued liabilities	$1,410	$254
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	—	74	Other accrued liabilities	142	19
Total		$345	$1,053		$1,552	$273

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Net income (loss) per share consisted of the following:

	Three Months Ended
(In thousands, except per share data)	March 30, 2025	March 31, 2024
Numerator:
Net loss	$(6,034)	$(18,650)

Denominator:
Weighted average common shares – basic	28,717	29,395
Weighted average common shares – dilutive	28,717	29,395

Basic net loss per share	$(0.21)	$(0.63)
Diluted net loss per share	$(0.21)	$(0.63)

Anti-dilutive employee stock-based awards, excluded	258	2,085

Note 7. Income Taxes

The income tax provision for the three months ended March 30, 2025 was $1.4 million, or an effective tax rate of (30.4)%. The income tax benefit for the three months ended March 31, 2024 was $0.1 million, or an effective tax rate of 0.8%. The changes in taxes for the three months ended March 30, 2025, compared to the prior year period, was primarily due to lower foreign profits in the period ended March 31, 2024, combined with foreign reserve releases resulting from audits effectively settled in the period ended March 31, 2024.

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. The future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. The Company is under examination in various U.S. and foreign jurisdictions.

The Company files income tax returns in the U.S. federal jurisdiction as well as various state, local, and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next twelve months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $1.4 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities. The Company is currently under examination in various U.S. and foreign jurisdictions.

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

The Company evaluated the current results as of the period ended March 30, 2025, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, has recorded no benefit for the forecasted tax loss for the three months ended March 30, 2025.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of March 30, 2025, the Company had approximately $51.3 million, as compared to $57.4 million as of December 31, 2024, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of March 30, 2025, $239.8 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $53,000 and $1.1 million for the three months ended March 30, 2025 and March 31, 2024, respectively.

Non-Trade Commitments

As of March 30, 2025, the Company had non-cancellable purchase commitments of $11.3 million pertaining to non-trade activities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Balance as of beginning of the period	$5,192	$5,738
Provision for warranty liability made	1,254	608
Settlements made	(1,139)	(1,259)
Balance as of the end of the period	$5,307	$5,087

Leases

As of March 30, 2025, the Company entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $1.7 million and $41.2 million, respectively, that are not yet recorded on the unaudited consolidated balance sheets. This lease will commence in late 2025 with a non-cancelable lease term of 11 years.

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

The Company does not believe that it will incur a material loss for any of its pending litigation matters at this time, and consequently has not established any material loss provisions.

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the three months ended March 30, 2025 and March 31, 2024, the Company repurchased, retired and reported, based on trade date, approximately 0.3 million and 0.8 million shares of common stock, at a cost of approximately $7.5 million and $11.4 million, respectively. As of March 30, 2025, approximately 3.1 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased and reported, based on trade date, approximately 186,000 shares and 32,000 shares of common stock, at a cost of approximately $5.1 million and $0.5 million, during the three months ended March 30, 2025 and March 31, 2024, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2024	$169	$79	$(7)	$241
Other comprehensive income (loss) before reclassifications	(78)	(662)	115	(625)
Less: Amount reclassified from accumulated other comprehensive (loss) income	—	(382)	80	(302)
Net current period other comprehensive income (loss)	(78)	(280)	35	(323)
Balance as of March 30, 2025	$91	$(201)	$28	$(82)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2023	$126	$7	$3	$136
Other comprehensive income (loss) before reclassifications	(166)	(5)	6	(165)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(63)	13	(50)
Net current period other comprehensive income (loss)	(166)	58	(7)	(115)
Balance as of March 31, 2024	$(40)	$65	$(4)	$21

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(522)	$(79)
Cost of revenue	—	—
Research and development	32	(1)
Sales and marketing	79	9
General and administrative	29	8
Total before tax	(382)	(63)
Tax impact	80	13
Total, net of tax	$(302)	$(50)

Note 10. Employee Benefit Plans

The Company grants options, time-based RSUs and performance-based RSUs under the 2016 Incentive Plan (the “2016 Plan”), under which awards may be granted to all employees. Vesting periods under this plan are generally four years for options, three years for performance-based RSUs, and three or four years for time-based RSUs. As of March 30, 2025, approximately 2.5 million shares were reserved for future grants under the 2016 Plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of March 30, 2025, approximately 0.2 million shares were reserved for future grants under the 2024 Inducement Plan.

Additionally, the Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of March 30, 2025, approximately 0.3 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2024	475	$32.60
Exercised	(173)	$26.61
Expired	(114)	$41.67
Outstanding as of March 30, 2025	188	$32.58

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	2,550	$17.64
Granted	51	$26.65
Vested	(156)	$16.11
Cancelled	(102)	$18.17
Outstanding as of March 30, 2025	2,343	$17.91

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	655	$20.93
Granted	76	$20.71
Vested	(232)	$20.74
Cancelled	(3)	$22.37
Outstanding as of March 30, 2025	496	$20.98

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Cost of revenue	$422	$365
Research and development	592	698
Sales and marketing	1,313	1,237
General and administrative	3,169	2,244
Total	$5,496	$4,544

As of March 30, 2025, $36.8 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) expected to be recognized over a weighted-average period of 2.0 years.

Note 11. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. As previously announced, in the first fiscal quarter of 2025, the Company realigned its business structure by separating the Connected Home segment into two distinct reportable segments: Home Networking and Mobile. This realignment is intended to further strengthen the Company's operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. The leadership team of each segment focuses on serving the unique needs of their customers through product and service development from both a product marketing and engineering standpoint, while also managing the sales and marketing functions that support their businesses. Effective January 1, 2025, the Company operates and reports in three segments: NETGEAR for Business, Home Networking, and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation.

•
NETGEAR for Business: Focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price;
•
Home Networking: Focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 Tri-band and Quad-band mesh systems, routers, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support.
•
Mobile: Focuses on both consumers and businesses and provides high-performance Mobile (4G/5G) products, including WiFi 7, WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to meet the growing demand for on-the-go, high-speed and reliable internet connectivity with advanced security features.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing and general and administrative expenses, amortization of intangibles, stock-based compensation expense, intangibles impairment, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	March 30, 2025				March 31, 2024
(In thousands, except percentage data)	NETGEAR for Business	Home Networking	Mobile	Total	NETGEAR for Business	Home Networking (2)	Mobile (2)	Total
Net revenue	$79,191	$61,387	$21,482	$162,060	$68,623	$67,224	$28,739	$164,586
Cost of revenue	42,530	46,580	16,202	105,312	39,889	52,323	23,772	115,984
Gross profit	36,661	14,807	5,280	56,748	28,734	14,901	4,967	48,602
Gross margin	46.3%	24.1%	24.6%	35.0%	41.9%	22.2%	17.3%	29.5%
Operating expenses	19,026	16,529	5,023	40,578	18,830	20,060	5,948	44,838
Contribution income (loss)	17,635	(1,722)	257	16,170	9,904	(5,159)	(981)	3,764
Contribution margin	22.3%	(2.8)%	1.2%	10.0%	14.4%	(7.7)%	(3.4)%	2.3%
Corporate and unallocated costs				(18,768)				(19,806)
Stock-based compensation expense				(5,496)				(4,544)
Restructuring and other charges				(4,742)				(1,032)
Litigation reserves, net				37				(30)
Other income, net (1)				8,171				2,850
Loss before income taxes				$(4,628)				$(18,798)

(1)
Amounts included interest income of $3.3 million and $2.5 million, and gain/(loss), net from derivatives not designated as hedging instruments of $(1.0) million and $1.5 million, for the three months ended March 30, 2025 and March 31, 2024, respectively. For the three months ended March 30, 2025, the amount also included proceeds of $4.7 million from a sale of patents.
(2)
Financial information for the Home Networking segment and Mobile segment in the prior year period were recast to conform to the current reportable segment structure.

The CODM does not evaluate operating segments using discrete asset information.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
United States (U.S.)	$104,039	$107,289
Americas (excluding U.S.)	3,722	2,639
EMEA (1)	32,129	31,187
APAC (1)	22,170	23,471
Total net revenue	$162,060	$164,586

(1)
No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	March 30, 2025	December 31, 2024
United States (U.S.)	$18,043	$19,057
Canada	5,218	5,573
Americas (excluding U.S. and Canada)	24	39
EMEA	2,991	3,127
Singapore	4,406	4,841
APAC (excluding Singapore) (1)	6,433	6,698
Total	$37,115	$39,335

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 30, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$112,763	$112,763	$—
Available-for-sale investments: U.S. treasury securities(1)	119,526	—	119,526
Trading securities: mutual funds(1)	2,590	2,590	—
Foreign currency forward contracts(2)	345	—	345
Total assets measured at fair value	$235,224	$115,353	$119,871
Liabilities:
Foreign currency forward contracts(3)	$1,552	$—	$1,552
Total liabilities measured at fair value	$1,552	$—	$1,552

	December 31, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$111,043	$111,043	$—
Available-for-sale investments: U.S. treasury securities(1)	119,370	—	119,370
Trading securities: mutual funds(1)	2,876	2,876	—
Foreign currency forward contracts(2)	1,053	—	1,053
Total assets measured at fair value	$234,342	$113,919	$120,423
Liabilities:
Foreign currency forward contracts(3)	$273	$—	$273
Total liabilities measured at fair value	$273	$—	$273

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

Restructuring and other charges recognized in the three months ended March 30, 2025 and March 31, 2024, respectively, were primarily for severance, and other costs in relation to the reorganization of our business to better align the cost structure of the business with the areas to deliver long-term growth and expanding profitability or projected revenue levels. The liabilities as of March 30, 2025 are expected to be settled in 2025.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2024	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 30, 2025
Restructuring
Employee termination charges	$664	$4,698	$(4,259)	$(7)	$1,096
Lease contract termination and other charges	—	44	(8)	(15)	21
Total Restructuring and other charges	$664	$4,742	$(4,267)	$(22)	$1,117

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2023	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 31, 2024
Restructuring
Employee termination charges	$257	$924	$(665)	$(14)	$502
Lease contract termination and other charges	30	108	(3)	(114)	21
Total Restructuring and other charges	$287	$1,032	$(668)	$(128)	$523

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR's reporting structure; NETGEAR's belief of the principal competitive factors in the business, consumer, and service provider markets for networking products; expectations regarding more predictable performance that is aligned to the market, including as a result of our efforts to work with our channel partners to optimize their inventory carrying levels; expectations regarding transportation costs; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including NETGEAR for Business, Home Networking and Mobile products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory levels, inventory management and inventory costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding expected tax rates or tax expenses; and expectations regarding NETGEAR’s subscription services and service revenue. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

As we announced in February 2025, beginning with the first quarter of 2025, we realigned our business structure by separating the previously disclosed Connected Home segment into two distinct reportable segments: Home Networking and Mobile. This realignment further strengthens our operational and financial management and enables us to further focus on growth opportunities while maintaining financial discipline. Effective January 1, 2025, we operate and report in three segments: NETGEAR for Business, Home Networking, and Mobile. The leadership team of each segment focuses on serving the unique needs of their customers through product and service development from both a product marketing and engineering standpoint, while also managing the sales and marketing functions that support their businesses. The NETGEAR for Business segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. The Home Networking segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 Tri-band and Quad-band mesh systems, routers, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support. The Mobile segment focuses on both consumers and businesses and provides high-performance Mobile (4G/5G) products, including WiFi 7, WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to meet the growing demand for on-the-go, high-speed and reliable internet connectivity with advanced security features. The prior-year segment financial information has been recast to conform to the current-year presentation. We conduct business across three geographic regions: Americas, EMEA, and APAC.

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, DMRs, VARs, broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, additionally customers are purchasing products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase for the foreseeable future.

Financial Overview

During the three months ended March 30, 2025, our net revenue decreased by $2.5 million, compared to the prior year period, primarily due to a decline of $7.3 million in our Mobile segment and a decline of $5.8 million in our Home Networking segment. The decreases were partially offset by an increase of $10.6 million in our NETGEAR for Business segment. The declines in Mobile and Home Networking net revenue were mainly driven by lower net revenue in the service provider channel. Conversely, the increase in NETGEAR for Business net revenue was primarily due to continued strong demand for the Pro AV product line of managed switches, which experienced double digit growth in end market sales, as well as growth in service revenue. Gross margin increased by 550 basis points compared to the prior year period, largely due to a higher mix of NETGEAR for Business products, which generally carry higher gross margin, as well as due to lower cost of inventory. Loss from operations decreased by $8.8 million, primarily due to the improved gross margin, partially offset by the lower net revenue.

Geographically, net revenue from NETGEAR for Business increased in all three regions, while net revenue from Home Networking decreased in Americas and APAC but increased in EMEA, and net revenue from Mobile decreased in Americas and EMEA but increased in APAC, during the three months ended March 30, 2025, compared to the prior year period, respectively.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, elevated interest rates, foreign exchange rate fluctuation, particularly involving the U.S. dollar, and ongoing trade policy shifts, including tariffs related to the U.S. and key international countries. Geopolitical tensions, such as the Russia-Ukraine conflict, the Israel-Hamas war, and the Red Sea crisis, along with lingering supply chain disruptions, have further added to the complexity of the global landscape. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight are unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, we expect to continue to see more predictable performance that is aligned with the market for all of our businesses as our destocking and inventory reduction actions were completed. We expect to experience continued net revenue growth in our NETGEAR for Business segment, led by strong end-user demand for the Pro AV line of managed switches. However, although we expect to make continued improvements in our supply position, we anticipate that supply constraints will persist, which may limit our ability to fully capture the revenue potential of this growing business. For our Home Networking segment, we are seeing early signs of the benefit of our expanded product portfolio, including our more recently introduced WiFi 7 mesh and router products, addressing the market more effectively, and we expect to experience normal seasonality in this business. For our Mobile segment, we expect revenue to be in line with the first fiscal quarter of 2025 level as we await new product introductions later this year that will strengthen the portfolio. We aim to execute on our strategy of capitalizing on the technological inflection points of audio and video over Ethernet, WiFi 7, WiFi 6E, WiFi 6, and 5G, to develop products that serve a broader segment of the market with a good, better, best product strategy, and to simplify, develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025		March 31, 2024
Net revenue	$162,060	100.0%	$164,586	100.0%
Cost of revenue	105,734	65.2%	116,349	70.7%
Gross profit	56,326	34.8%	48,237	29.3%
Operating expenses:
Research and development	18,309	11.3%	20,227	12.3%
Sales and marketing	28,041	17.3%	30,529	18.7%
General and administrative	18,070	11.2%	18,067	11.0%
Litigation reserves, net	(37)	(0.0)%	30	0.0%
Restructuring and other charges	4,742	2.9%	1,032	0.6%
Total operating expenses	69,125	42.7%	69,885	42.5%
Loss from operations	(12,799)	(7.9)%	(21,648)	(13.2)%
Other income, net	8,171	5.0%	2,850	1.8%
Loss before income taxes	(4,628)	(2.9)%	(18,798)	(11.4)%
Provision for (benefit from) income taxes	1,406	0.8%	(148)	(0.1)%
Net loss	$(6,034)	(3.7)%	$(18,650)	(11.3)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Americas	$107,761	(2.0)%	$109,928
Percentage of net revenue	66.5%		66.8%
EMEA	$32,129	3.0%	$31,187
Percentage of net revenue	19.8%		18.9%
APAC	$22,170	(5.5)%	$23,471
Percentage of net revenue	13.7%		14.3%
Total net revenue	$162,060	(1.5)%	$164,586

Americas

Net revenue in Americas decreased in the three months ended March 30, 2025, compared to the prior year period, primarily driven by declines in Mobile segment's net revenue of 33.8%, and in Home Networking segment’s net revenue of 5.7%, partially offset by an increase in NETGEAR for Business segment’s net revenue of 26.8%. The declines in Mobile and Home Networking segments' net revenue were primarily due to lower net revenue in the service provider channel. The increase in NETGEAR for Business segment's net revenue was primarily due to a higher demand for the Pro AV product line of managed switches, compared to the prior year period.

EMEA

Net revenue in EMEA increased in the three months ended March 30, 2025, compared to the prior year period, mainly driven by an increase in NETGEAR for Business segment’s net revenue of 5.0%, primarily attributable to higher demand for the Pro AV product line of managed switches.

APAC

Net revenue in APAC decreased in the three months ended March 30, 2025, compared to the prior year period, primarily attributable to a decrease in Home Networking segment’s net revenue of 43.2%, which was mainly driven by decreases in both the retail and the service provider channels.

For further discussions specific to our NETGEAR for Business, Home Networking and Mobile segments, refer to the "Segment Information" section below.

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

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Cost of revenue	$105,734	(9.1)%	$116,349
Gross margin percentage	34.8%		29.3%

Our gross margin increased for the three months ended March 30, 2025, compared to the prior year period, primarily due to a higher mix of NETGEAR for Business products, which generally carry a higher gross margin, as well as due to lower cost of inventory.

We expect our gross margin in the second fiscal quarter of 2025 to be in line with or decrease slightly from the first fiscal quarter of 2025 level. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Research and development	$18,309	(9.5)%	$20,227

Research and development expenses decreased for the three months ended March 30, 2025, compared to the prior year period, primarily attributable to decreases in engineering projects and outside professional services of $1.0 million, and in IT and facility allocations of $0.8 million. These reductions were largely driven by the previously announced restructuring and right-sizing of investments undertaken in January 2025, primarily impacting our Home Networking segment.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the second fiscal quarter of 2025 to increase from the first fiscal quarter of 2025 level. We continue to invest in research and development to grow audio and video over Ethernet, web-managed, AV over IP managed switches, NETGEAR for Business wireless products, our cloud platform capabilities, our recurring services and mobile applications, and to broaden our WiFi 7 offerings for consumers to align to our good-better-best strategy and broaden our 5G mobile products. Our NETGEAR for Business segment will continue to receive most of our incremental investments in the remainder of 2025 and we will be focused on in-sourcing our software capabilities, expanding our product portfolio that will allow us to grow our share in the sizable AV and enterprise WiFi markets. We recently established an in-house research and development center in Chennai, India through the hiring of a team of experienced engineers. This strategic initiative is expected to accelerate the Company’s transition to internally managed software development, resulting in increased innovation velocity, reduced development costs, and decreased reliance on third-party vendors. The newly onboarded team will focus on leveraging artificial intelligence to significantly simplify networking solutions for small and medium-sized businesses. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Sales and marketing	$28,041	(8.1)%	$30,529

Sales and marketing expenses decreased for the three months ended March 30, 2025, compared to the prior year period, primarily attributable to decreases in outbound freight costs of $0.9 million, in outside professional services of $0.8 million, and in brand marketing expenditures of $0.6 million. These reductions were primarily in our Home Networking and Mobile segments and were partially offset by increased investments in our NETGEAR for Business segment.

We expect sales and marketing expenses in absolute dollar amount in the second fiscal quarter of 2025 to increase from the first fiscal quarter of 2025 level. Most of our incremental investments in sales and marketing in 2025 will be related to go-to-market capabilities of our product offerings in the NETGEAR for Business segment, partially offset by efficiencies in marketing on the consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
General and administrative	$18,070	0.0%	$18,067

General and administrative expenses remained flat for the three months ended March 30, 2025, compared to the prior year period. The decrease in legal and professional services of $2.2 million for the three months ended March 30, 2025 was offset by increases in personnel-related expenditures of $1.1 million, mainly due to stock-based compensation associated with executives’ transition and higher variable compensation, and in IT and facility allocations of $0.8 million.

We expect general and administration expenses in absolute dollar amount in the second fiscal quarter of 2025 to be in line with the first fiscal quarter of 2025 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Restructuring and Other Charges

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Restructuring and other charges	$4,742	**	$1,032

** Percentage change not meaningful.

Restructuring and other charges for the three months ended March 30, 2025 increased, compared to the prior year period, primarily due to our previously announced reorganization undertaken in January 2025. This restructuring was aimed at reducing costs, which we are reinvesting into the business to capitalize on our highest priority opportunities to expand revenue and profitability. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Other income, net	$8,171	**	$2,850

** Percentage change not meaningful.

Other income, net for the three months ended March 30, 2025, increased compared to the prior year period, primarily due to proceeds of $4.7 million from a sale of patents in the current year.

Provision for Income Taxes

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Provision for (benefit from) income taxes	$1,406	**	$(148)
Effective tax rate	(30.4)%		0.8%

** Percentage change not meaningful.

The change in taxes for the three months ended March 30, 2025, compared to the prior year period, was primarily due to lower foreign profits, combined with foreign reserve releases resulting from audits effectively settled in the three months ended March 31, 2024.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information

As disclosed above, in the first fiscal quarter of 2025, we realigned our business structure by separating the Connected Home segment into two distinct reportable segments: Home Networking and Mobile. Effective January 1, 2025, we operate and report in three segments: NETGEAR for Business, Home Networking and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation. Additional information on the realignment, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 11, Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue in Note 3, Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

NETGEAR for Business Segment

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Net revenue	$79,191	15.4%	$68,623
Percentage of net revenue	48.9%		41.7%
Contribution income	$17,635	78.1%	$9,904
Contribution margin	22.3%		14.4%

NETGEAR for Business net revenue increased in the three months ended March 30, 2025, primarily due to continued strong demand for Pro AV product line of managed switches, which experienced double digit growth in end market sales, compared to the prior year period. The growth was partially offset by lower demand for transactional switches. We also began to see more predictable performance aligned to the market. Geographically, NETGEAR for Business net revenue increased in all three regions.

NETGEAR for Business segment's contribution income increased in the three months ended March 30, 2025, compared to the prior year period, primarily due to higher net revenue and higher gross margin achievement, mainly driven by lower sales returns, lower charges for excess or obsolete inventory, and lower cost of inventory.

Home Networking Segment

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Net revenue	$61,387	(8.7)%	$67,224
Percentage of net revenue	37.9%		40.8%
Contribution loss	$(1,722)	(66.6)%	$(5,159)
Contribution margin	(2.8)%		(7.7)%

Home Networking net revenue decreased in the three months ended March 30, 2025, compared to the prior year period, primarily due to a decline in net revenue in service provider channel, and, to a lesser extent, due to market contraction. Despite the decline in the overall consumer networking market during the three months ended March 30, 2025, our premium portfolio of products continued to outperform the market, and we saw growth in our service revenue, as compared to the prior year period. Geographically, Home Networking net revenue in the three months ended March 30, 2025 decreased in Americas and APAC, but increased in EMEA, compared to the prior year period.

Home Networking segment's contribution loss decreased in the three months ended March 30, 2025, compared to the prior year period, primarily attributable to higher gross margin achievement mainly driven by lower product costs and sales returns, as well as lower operating expenses as a proportion of net revenue, largely due to the previously announced reorganization undertaken in January 2025.

Mobile Segment

	Three Months Ended
(In thousands, except percentage data)	March 30, 2025	% Change	March 31, 2024
Net revenue	$21,482	(25.3)%	$28,739
Percentage of net revenue	13.3%		17.5%
Contribution income (loss)	$257	**	$(981)
Contribution margin	1.2%		(3.4)%

** Percentage change not meaningful.

Mobile segment's net revenue decreased in the three months ended March 30, 2025, compared to the prior year period, primarily due to a decline in net revenue in service provider channel. Geographically, Mobile net revenue in the three months ended March 30, 2025 decreased in Americas and EMEA, but increased in APAC, compared to the prior year period.

Mobile segment's contribution income was $0.3 million in the three months ended March 30, 2025, compared to contribution loss of $1.0 million in the prior year period, primarily due to higher gross margin achievement, mainly driven by lower product cost and a favorable change in product mix.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of March 30, 2025, we had cash, cash equivalents and short-term investment of $391.9 million, a decrease of $16.8 million from December 31, 2024.

As of March 30, 2025, approximately 25% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Three Months Ended
(In thousands)	March 30, 2025	March 31, 2024
Cash provided by (used in) operating activities	$(8,749)	$17,190
Cash used in investing activities	(1,260)	(11,339)
Cash used in financing activities	(6,624)	(9,912)
Net cash decrease	$(16,633)	$(4,061)

Operating activities

Net cash used in operating activities was $8.7 million in three months ended March 30, 2025, compared to $17.2 million provided in the prior year period, primarily due to unfavorable working capital movements. Accounts receivable decreased from $156.2 million as of December 31, 2024 to $142.7 million as of March 30, 2025, primarily due to the timing of cash collections and lower revenue. Our inventory decreased from $162.5 million as of December 31, 2024 to $157.9 million as of March 30, 2025, as we continued in optimizing our inventory levels. Accounts payable (excluding payables related to property and equipment) decreased from $57.4 million as of December 31, 2024 to $53.3 million as of March 30, 2025, primarily due to the timing of inventory receipts and supplier payments.

Investing activities

Net cash used in investing activities decreased by $10.1 million in the three months ended March 30, 2025, compared to the prior year period, mainly driven by lower net purchases of short-term investments and lower purchases of property and equipment.

Financing activities

Net cash used in financing activities decreased by $3.3 million in the three months ended March 30, 2025, compared to the prior year period, primarily due to higher proceeds from the exercise of stock options and lower repurchases of our common stock, partially offset by higher payments for restricted stock unit tax withholdings.

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

Stock Repurchases

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of March 30, 2025, approximately 3.1 million shares remained authorized for repurchase under the repurchase program. We repurchased, retired and reported, based on trade date, approximately 0.3 million and 0.8 million shares of common stock, at a cost of approximately $7.5 million and $11.4 million under the repurchase authorization during the three months ended March 30, 2025 and March 31, 2024, respectively. We also repurchased and retired, reported based on trade date, approximately 186,000 shares and 32,000 shares of common stock, at a cost of approximately $5.1 million and $0.5 million during the three months ended March 30, 2025 and March 31, 2024, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 30, 2025, from those as of December 31, 2024, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

As of March 30, 2025, we had $51.3 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $57.4 million as of December 31, 2024. Due to an elongation of the time from order placement to production that occurred several years ago, we issued purchase orders to supply chain partners beyond contractual termination periods. As of March 30, 2025, $239.8 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

As of March 30, 2025, we entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $1.7 million and $41.2 million, respectively, that are not yet recorded on our unaudited consolidated balance sheets. This lease will commence in late 2025 with a non-cancelable lease term of 11 years.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 30, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Additional factors that could affect our businesses, results of operations and financial condition are discussed in Forward-Looking Statements in Management's Discussion and Analysis of Financial Condition and Results of Operations. However, other factors not discussed below or elsewhere in this Quarterly Report on Form 10-Q could also adversely affect our businesses, results of operations and financial condition. Therefore, the risk factors below should not be considered a complete list of potential risks that we may face.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 14, 2025.

Risks Related to our Business, Industry and Operations

Optimizing our channel partners' inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products.

If we are unable to properly monitor and optimize our channel partners' inventory levels and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we believe our channel partners' current inventory targets are at reasonable levels, the uncertain macroeconomic and geopolitical environment and high inflation and interest rates could change our partners' desired inventory targets. In the past, we have experienced lower revenue as a result of our channel partners lowering their inventory levels and higher cost of carrying excess channel inventory. On the other hand, low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excessive or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, when demand for our products turns out to be lower than we previously forecasted, it results in our revenue for our products to come in lower than expected, as our channel partners in the U.S. replenish inventory slower than they sell through to end users to right size their inventory carrying position based on the lower demand levels than previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

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

In addition, adverse changes in economic conditions or unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as mentioned above in the risk factor “Optimizing our channel partners' inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products,” many of our retail and service provider customers have and continue to reduce their target inventory levels. This shift may have a longer-term impact on the inventory levels our customers choose to carry.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 36% of overall net revenue in the first fiscal quarter of 2025 and 34% of overall net revenue in fiscal 2024. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

International operations are subject to a number of other risks, including:

•
exchange rate fluctuations and inflation;
•
tariffs, the threat of new or increased tariffs, and escalating trade tensions;
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
•
seasonal shifts in end market demand for our products, particularly in our Mobile and Home Networking business segments;
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
•
changes in U.S. and international trade policy that adversely affect customs, tax or duty rates as well as tariffs, the threat of new or increased tariffs, and escalating trade tensions;
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

Additionally, the U.S. presidential administration has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape. While the tariffs as currently implemented do not have a material impact on our business, we expect that additional tariffs will be announced or implemented that could adversely impact our business. For example, we manufacture our products overseas in Thailand, Vietnam, Indonesia and Taiwan. If additional tariffs are announced or implemented that apply to our products imported to the United States from those countries, our margins will be adversely affected beginning as early as fiscal 2025 depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain but could be significant. The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. The evolving trade environment may also contribute to broader macroeconomic and financial market weakness, including decreased consumer spending, inflationary pressures affecting interest rates, exchange rate volatility, and financing challenges due to market instability, which may result in decreased customer demand, increased operational costs, and difficulties attracting capital. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.

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

The transportation network is subject to disruption or congestion from a variety of causes, including labor disputes or port strikes, acts of war, terrorism or other geopolitical conflicts, like the Middle East conflict, natural disasters, effects of climate change, pandemics like COVID-19 and congestion resulting from higher shipping volumes. We are highly dependent upon the transportation systems we use to ship our products, including surface and air freight. Our attempts to closely match our inventory levels to our product demand intensify the need for our transportation systems to function effectively and without delay. On a quarterly basis, our shipping volume also tends to steadily increase as the quarter progresses, which means that any disruption in our transportation network in the latter half of a quarter will likely have a more material effect on our business than at the beginning of a quarter. For example, at times during the COVID-19 pandemic, we experienced significant limitations on the availability of key transportation resources and significant increases to the cost of air and ocean freight. When these occur, it has negatively impacted our profitability as we seek to transport an increased number of products from manufacturing locations in Asia to other markets around the world as quickly as possible. Moreover, feeder vessels that move containers to key trans-Pacific terminal locations can be subject to similar impacts due to the timing of container transfers and vessel departure dates. In addition, the global effects of climate change can result in increased frequency and severity of natural disasters that could also disrupt our transportation network. Furthermore, labor disputes among freight carriers and at ports of entry are common. A port worker strike, work slow-down or other transportation disruption in the ports of Singapore, Rotterdam, Los Angeles or Long Beach, California, where we have significant distribution centers, or East coast or Gulf coast of United States due to the volume of imports coming to the U.S. via ports there, could significantly disrupt our business. For example, at times, during the course of the COVID-19 pandemic, we had experienced disruptions at the ports, due to multiple factors, such as supply and demand imbalance, a shortage of warehouse workers, truck drivers, and transport equipment (tractors and trailers), and other causes, and had suffered from heightened congestion, bottleneck and gridlock, leading to abnormally high transportation delays. In addition, as mentioned above in the risk factor "Optimizing our channel partners' inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products," many of our retail and service provider customers have and continue to reduce their target inventory levels to more closely match with product demand. This further intensifies the need for our transportation systems to function effectively and without delay. Significant disruptions to the transportation network could lead to significant disruptions in our business, delays in shipments, increased shipping costs, and revenue and profitability shortfalls which could materially and adversely affect our business and financial results, especially if they were to take place within the last few weeks of any quarter.

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

We are a global company subject to numerous U.S. and foreign laws and regulations. Many of these laws and regulations are continuously evolving and developing, and the interpretations, application or impact of these laws and regulations on us are uncertain and could be interpreted in ways that harm our business. For example, we manufacture and sell products which contain electronic components, and such components may contain materials that are subject to government regulation in both the locations that we manufacture and assemble our products, as well as the locations where we sell our products. Certain regulations also limit the use of lead in electronic components. To our knowledge, we maintain compliance with all applicable current government regulations concerning the materials utilized in our products, for all the locations in which we operate. Since we operate on a global basis, this is a complex process which requires continual monitoring of regulations and an ongoing compliance process to ensure that we and our suppliers are in compliance with all existing regulations. There are areas where new regulations have been enacted which could increase our cost of the components that we utilize or require us to expend additional resources to ensure compliance. For example, the SEC’s “conflict minerals” rules apply to our business, and we expended significant resources to ensure compliance. The implementation of these requirements by government regulators and our partners and/or customers could adversely affect the sourcing, availability, and pricing of minerals used in the manufacture of certain components used in our products. In addition, the supply-chain due diligence investigation required by the conflict minerals rules require expenditures of resources and management attention regardless of the results of the investigation. Additionally, beginning August 1, 2025, products sold in Europe must comply with the Radio Equipment Directive (RED) (Directive 2014/53/EU). If our products do not fully comply with RED requirements on a timely basis, including as a result of the directive being interpreted by authorities in unforeseen or unanticipated ways, our ability to sell our products in the Europe will be impacted, which may negatively impact our international revenue and our profitability. If there is an unanticipated new regulation or new interpretations or applications of existing laws and regulations which significantly impacts our use of various components or requires more expensive components, that regulation would have a material adverse impact on our business, financial condition and results of operations.

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

As a result of our acquisitions, we have significant goodwill recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, in 2022, the market price of our common stock and market capitalization declined and the U.S. WiFi market contracted, which had a significant negative impact on our then-Connected Home business. As a result, we recognized a goodwill impairment charge in the first quarter of 2022. We have not recognized any impairment charge on our NETGEAR for Business reporting unit. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill be determined on our NETGEAR for Business reporting unit, resulting in an adverse impact on our results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (In millions)
January 1, 2025 - January 26, 2025	14,161	$26.95	—	3.4
January 27, 2025 - February 23, 2025	424,456	$28.79	253,809	3.1
February 24, 2025 - March 30, 2025	1,559	$26.30	—	3.1
Total	440,176		253,809

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended March 30, 2025, we repurchased, retired, and reported, based on trade date, approximately 186,000 shares of common stock at a cost of approximately $5.1 million to facilitate tax withholding for Restricted Stock Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 30, 2025, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Title	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Laura Durr, Director	Adopted	3/13/2025	Yes		Up to 8,775 net shares resulting from the vesting of 14,619 (gross) RSUs.	N/A	3/13/2026
Graeme McLindin, Vice President, Mobile	Adopted	3/14/2025	Yes		50% of net shares resulting from the vesting of 8,924 (gross) RSUs.	N/A	3/13/2026

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

Item 6. Exhibits

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1	Separation Agreement and Release dated as of January 1, 2025 between the registrant and David J. Henry	8-K	1/7/2025	10.1

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

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

Date: May 2, 2025