Form 10-Q
period 2025-06-29
NETGEAR, INC.
filed 2025-08-01
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 29, 2025

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 29,008,557 as of July 25, 2025.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 29, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$241,020	$286,444
Short-term investments	122,452	122,246
Accounts receivable, net of allowance for doubtful accounts of $507 and $507 as of June 29, 2025 and December 31, 2024, respectively	144,871	156,210
Inventories	157,305	162,539
Prepaid expenses and other current assets	33,018	30,590
Total current assets	698,666	758,029
Property and equipment, net	13,677	11,288
Operating lease right-of-use assets	23,164	28,047
Intangible assets, net	4,360	—
Goodwill	45,790	36,279
Other non-current assets	17,893	16,587
Total assets	$803,550	$850,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,904	$58,481
Accrued employee compensation	27,228	23,290
Other accrued liabilities	127,364	148,078
Deferred revenue	28,881	30,261
Income taxes payable	764	9,973
Total current liabilities	243,141	270,083
Non-current income taxes payable	8,348	7,583
Non-current operating lease liabilities	16,305	19,796
Other non-current liabilities	12,598	11,702
Total liabilities	280,392	309,164
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	29	29
Additional paid-in capital	1,017,438	997,912
Accumulated other comprehensive income (loss)	(34)	241
Accumulated deficit	(494,275)	(457,116)
Total stockholders’ equity	523,158	541,066
Total liabilities and stockholders’ equity	$803,550	$850,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net revenue	$170,532	$143,900	$332,592	$308,486
Cost of revenue	106,554	112,077	212,288	228,426
Gross profit	63,978	31,823	120,304	80,060
Operating expenses:
Research and development	20,845	19,851	39,154	40,078
Sales and marketing	31,053	29,757	59,094	60,286
General and administrative	20,683	19,186	38,753	37,253
Litigation reserves, net	75	8,200	38	8,230
Restructuring and other charges	862	1,688	5,604	2,720
Total operating expenses	73,518	78,682	142,643	148,567
Loss from operations	(9,540)	(46,859)	(22,339)	(68,507)
Other income, net	3,976	2,713	12,147	5,563
Loss before income taxes	(5,564)	(44,146)	(10,192)	(62,944)
Provision for income taxes	864	1,029	2,270	881
Net loss	$(6,428)	$(45,175)	$(12,462)	$(63,825)

Net loss per share
Basic	$(0.22)	$(1.56)	$(0.43)	$(2.19)
Diluted	$(0.22)	$(1.56)	$(0.43)	$(2.19)
Weighted average shares used to compute net loss per share:
Basic	28,911	28,883	28,815	29,136
Diluted	28,911	28,883	28,815	29,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Net loss	$(6,428)	$(45,175)	$(12,462)	$(63,825)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	115	(82)	(165)	(24)
Change in unrealized gains and losses on available-for-sale investments	(56)	(53)	(134)	(219)
Other comprehensive income (loss), before tax	59	(135)	(299)	(243)
Tax benefit (provision) related to derivatives	(11)	10	24	3
Other comprehensive income (loss), net of tax	48	(125)	(275)	(240)
Comprehensive loss	$(6,380)	$(45,300)	$(12,737)	$(64,065)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(78)	—	(78)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(6,034)	(6,034)
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock	(254)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(186)	—	—	—	(5,141)	(5,141)
Issuance of common stock under stock-based compensation plans	722	—	6,679	—	—	6,679
Balance as of March 30, 2025	28,782	29	1,010,087	(82)	(475,791)	534,243
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(56)	—	(56)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(6,428)	(6,428)
Stock-based compensation	—	—	6,675	—	—	6,675
Repurchase of common stock	(258)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(184)	—	—	—	(4,556)	(4,556)
Issuance of common stock under stock-based compensation plans	653	—	676	—	—	676
Balance as of June 29, 2025	28,993	$29	$1,017,438	$(34)	$(494,275)	$523,158

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(166)	—	(166)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,650)	(18,650)
Stock-based compensation	—	—	4,544	—	—	4,544
Repurchase of common stock	(783)	(1)	—	—	(11,443)	(11,444)
Restricted stock unit withholdings	(32)	—	—	—	(454)	(454)
Issuance of common stock under stock-based compensation plans	270	—	1,986	—	—	1,986
Balance as of March 31, 2024	29,071	29	974,181	21	(462,869)	511,362
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(53)	—	(53)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(45,175)	(45,175)
Stock-based compensation	—	—	5,888	—	—	5,888
Repurchase of common stock	(800)	(1)	—	—	(10,120)	(10,121)
Restricted stock unit withholdings	(165)	—	—	—	(2,431)	(2,431)
Issuance of common stock under stock-based compensation plans	573	1	—	—	—	1
Balance as of June 30, 2024	28,679	$29	$980,069	$(104)	$(520,595)	$459,399

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 29, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(12,462)	$(63,825)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,291	3,048
Stock-based compensation	12,171	10,432
Gain on investments, net	(995)	(1,985)
Deferred income taxes	(99)	542
Provision for excess and obsolete inventory	2,179	2,954
Changes in assets and liabilities:
Accounts receivable, net	11,339	37,991
Inventories	3,055	56,961
Prepaid expenses and other assets	(2,166)	3,866
Accounts payable	273	(6,620)
Accrued employee compensation	3,939	2,680
Other accrued liabilities	(19,802)	(7,641)
Deferred revenue	(1,583)	2,222
Income taxes payable	(9,660)	(4,990)
Net cash provided by (used in) operating activities	(10,520)	35,635
Cash flows from investing activities:
Purchases of short-term investments	(59,683)	(67,998)
Proceeds from maturities of short-term investments	60,000	60,000
Purchases of property and equipment	(4,927)	(4,817)
Purchases of long-term investments	(105)	(90)
Payments made in connection with business acquisitions, net of cash acquired	(12,185)	—
Net cash used in investing activities	(16,900)	(12,905)
Cash flows from financing activities:
Repurchases of common stock	(15,662)	(21,444)
Restricted stock unit withholdings	(9,697)	(2,885)
Proceeds from exercise of stock options	5,266	—
Proceeds from issuance of common stock under employee stock purchase plan	2,089	1,986
Net cash used in financing activities	(18,004)	(22,343)
Net increase (decrease) in cash and cash equivalents	(45,424)	387
Cash and cash equivalents, at beginning of period	286,444	176,717
Cash and cash equivalents, at end of period	$241,020	$177,104
Non-cash investing and financing activities:
Unpaid property and equipment	$2,863	$1,630

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended June 29, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segments

As previously announced, in the first fiscal quarter of 2025, the Company realigned its business structure by separating the Connected Home segment into two distinct reportable segments: Mobile and Home Networking. This realignment is intended to further strengthen the Company's operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. Effective January 1, 2025, the Company operates and reports in three segments: NETGEAR for Business, Mobile, and Home Networking. The prior-year segment financial information has been recast to conform to the current-year presentation. None of the changes impacted previously reported consolidated net revenue, income (loss) from operations, net income (loss) per share, total assets, or stockholders’ equity. In addition, as the goodwill balance was zero for the Connected Home segment before the segment realignment, no goodwill has been allocated to the Mobile and Home Networking segments, and the entire goodwill balance of $36.3 million prior to the segment realignment in the first quarter of 2025 remained in the NETGEAR for Business segment. An additional $9.5 million of goodwill was recorded in the NETGEAR for Business segment in the second quarter of 2025 in connection with the acquisition of Exium Inc. Refer to Note 4, Business Acquisition and Note 12, Segment Information for additional information.

Note 2. Summary of Significant Accounting Policies

No material changes have been made to the Company’s significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” in its Annual Report.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for the Company for the year ended December 31, 2024 and early adoption is permitted. The Company adopted the new standard effective December 31, 2024 on a retrospective basis. The adoption did not have any impact on the Company’s financial position, results of operations or cash flows. Refer to Note 12, Segment Information, for details.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 29, 2025:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$74,722	$2,846	$2,113	$79,681

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	June 29, 2025	December 31, 2024
Accounts receivable, net	Accounts receivable, net	$144,871	$156,210
Contract liabilities – current	Deferred revenue	$28,881	$30,261
Contract liabilities – non-current	Other non-current liabilities	$4,898	$5,101

The difference in the balances of the Company’s contract assets and liabilities as of June 29, 2025 and December 31, 2024, primarily results from the timing difference between the Company's performance and the customer's payment.

During the six months ended June 29, 2025, $23.5 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $25.0 million of revenue was recognized for the satisfaction of performance obligations and $20.0 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. As disclosed above, effective January 1, 2025, the Company operates and reports in three segments: NETGEAR for Business, Mobile, and Home Networking. The prior-year segment financial information has been recast to conform to the current-year presentation. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	June 29, 2025				June 30, 2024
(In thousands)	NETGEAR for Business	Mobile	Home Networking	Total	NETGEAR for Business	Mobile	Home Networking	Total
Geographic regions (1) :
Americas	$41,690	$12,852	$61,737	$116,279	$29,221	$15,764	$50,518	$95,503
EMEA	26,948	4,710	2,717	34,375	18,397	5,072	3,886	27,355
APAC	13,983	2,846	3,049	19,878	12,249	3,496	5,297	21,042
Total	$82,621	$20,408	$67,503	$170,532	$59,867	$24,332	$59,701	$143,900
Sales channels:
Service provider	$238	$14,311	$942	$15,491	$202	$17,724	$2,008	$19,934
Non-service provider	82,383	6,097	66,561	155,041	59,665	6,608	57,693	123,966
Total	$82,621	$20,408	$67,503	$170,532	$59,867	$24,332	$59,701	$143,900

	Six Months Ended
	June 29, 2025				June 30, 2024
(In thousands)	NETGEAR for Business	Mobile	Home Networking	Total	NETGEAR for Business	Mobile	Home Networking	Total
Geographic regions (1):
Americas	$82,171	$27,593	$114,276	$224,040	$61,154	$38,028	$106,249	$205,431
EMEA	51,287	7,318	7,899	66,504	41,574	8,047	8,921	58,542
APAC	28,354	6,979	6,715	42,048	25,762	6,996	11,755	44,513
Total	$161,812	$41,890	$128,890	$332,592	$128,490	$53,071	$126,925	$308,486
Sales channels:
Service provider	$508	$31,262	$1,661	$33,431	$445	$40,662	$6,623	$47,730
Non-service provider	161,304	10,628	127,229	299,161	128,045	12,409	120,302	260,756
Total	$161,812	$41,890	$128,890	$332,592	$128,490	$53,071	$126,925	$308,486

_____________________________

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Note 4. Business Acquisition

On June 16, 2025, the Company acquired Exium Inc. (“Exium”), a cybersecurity company focused on developing and delivering Secure Access Service Edge (SASE) platforms, as part of its continued investment in cloud-based solutions for advanced business connectivity. The Company believes that Exium’s products and expertise will enhance its network offering by adding an integrated SASE platform tailored for small and medium enterprises, which strategically aligns with its existing products, teams, and target markets.

The preliminary total purchase consideration was $12.5 million, which consisted of $12.1 million in cash paid in the second quarter of 2025, and $0.4 million in acquisition holdback for potential purchase price adjustments and indemnification, if any. In addition, $2.4 million may be payable as retention compensation. The acquisition qualified as a business combination and was accounted for using the acquisition method. The results of Exium have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Of the total preliminary purchase consideration, $9.5 million was allocated to goodwill, $4.3 million to developed technology platform, and $1.2 million to deferred tax liability. All the other assets acquired and liabilities assumed were immaterial.

The goodwill recorded on the acquisition of Exium is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized was allocated to the Company's NETGEAR for Business segment, and it is primarily attributable to expected synergies, and future growth opportunities associated with Exium’s cybersecurity platform.

Developed technology platform of $4.3 million was valued using the multi-period excess earnings method under the income approach, which discounted the asset's projected future cash flows at 28.5%. The provisional amortization period is seven years.

In connection with the acquisition, the Company recorded net deferred tax liabilities of $1.2 million, resulting from the recognition of $4.4 million in gross temporary differences related to the book basis of the intangible assets for which the Company has no tax basis.

Note 5. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of June 29, 2025 and December 31, 2024, were as follows:

	June 29, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,665	$37	$—	$119,702
Total	$119,665	$37	$—	$119,702

	December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,199	$171	$—	$119,370
Total	$119,199	$171	$—	$119,370

The contractual maturities on the U.S. treasury securities as of June 29, 2025 are all due within one year. Accrued interest receivable as of June 29, 2025 was $1.4 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of June 29, 2025 and December 31, 2024.

In the three and six months ended June 29, 2025 and June 30, 2024, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments for these

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

securities during the three and six months ended June 29, 2025 and June 30, 2024. Refer to Note 13, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	June 29, 2025	December 31, 2024
Raw materials	$11,544	$13,439
Finished goods	145,761	149,100
Total	$157,305	$162,539

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $0.8 million and $2.2 million for the three and six months ended June 29, 2025, respectively, and $1.9 million and $3.0 million for the three and six months ended June 30, 2024, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is a risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	June 29, 2025	December 31, 2024
Machinery and equipment	$55,534	$54,355
Furniture, fixtures, and leasehold improvements	22,973	20,028
Software	24,654	24,610
Computer equipment	5,554	5,384
Total property and equipment, gross	108,715	104,377
Accumulated depreciation	(95,038)	(93,089)
Total	$13,677	$11,288

Other non-current assets

(In thousands)	June 29, 2025	December 31, 2024
Non-current deferred income taxes	$2,455	$2,332
Long-term investments	8,699	8,381
Restricted cash	2,100	2,107
Other	4,639	3,767
Total	$17,893	$16,587

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term equity investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of June 29, 2025 and June 30, 2024, respectively. For such equity investments without readily determinable fair value still held at June 29, 2025, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes was $0.3 million. Investments in limited partnership funds amounted to $2.6 million as of June 29, 2025, and $2.3 million as of June 30, 2024, December 31, 2024, and December 31, 2023, respectively.

Other accrued liabilities

(In thousands)	June 29, 2025	December 31, 2024
Current operating lease liabilities	$9,426	$10,837
Sales and marketing	53,183	59,129
Warranty obligations	5,565	5,192
Sales returns(1)	22,758	31,711
Freight and duty	4,807	4,979
Other	31,625	36,230
Total	$127,364	$148,078

(1)
Inventory expected to be received from future sales returns amounted to $10.6 million and $15.1 million as of June 29, 2025 and December 31, 2024, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $7.4 million and $9.0 million as of June 29, 2025 and December 31, 2024, respectively.

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

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $4.8 million that are designated as cash flow hedges.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	June 29, 2025	December 31, 2024	Location	June 29, 2025	December 31, 2024
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$405	$979	Other accrued liabilities	$1,578	$254
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	30	74	Other accrued liabilities	116	19
Total		$435	$1,053		$1,694	$273

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Refer to Note 13, Fair Value Measurements for detailed disclosures regarding fair value measurements. Refer to Note 10, Stockholders’ Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 12, Segment Information, for details on gain/(loss), net pertaining to derivatives not designated as hedging instruments that were recognized in Other income (expenses), net.

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Numerator:
Net loss	$(6,428)	$(45,175)	$(12,462)	$(63,825)

Denominator:
Weighted average common shares – basic	28,911	28,883	28,815	29,136
Weighted average common shares – dilutive	28,911	28,883	28,815	29,136

Basic net loss per share	$(0.22)	$(1.56)	$(0.43)	$(2.19)
Diluted net loss per share	$(0.22)	$(1.56)	$(0.43)	$(2.19)

Anti-dilutive employee stock-based awards, excluded	331	2,060	362	1,968

Note 8. Income Taxes

The income tax provision for the three and six months ended June 29, 2025 was $0.9 million, or an effective tax rate of (15.5)%, and $2.3 million, or an effective tax rate of (22.3)%, respectively. The income tax provision for the three and six months ended June 30, 2024 was $1.0 million, or an effective tax rate of (2.3)%, and $0.9 million, or an effective tax rate of (1.4)%, respectively. The changes in taxes for the three and six months ended June 29, 2025, compared to the prior year periods, were primarily due to tax benefits recorded for the reversal of a portion of the federal and state valuation allowances that offset deferred tax liabilities resulting from intangibles established in purchased accounting for the Exium acquisition. Further, in the period ended June 30, 2024, there were lower foreign profits combined with foreign reserve releases resulting from audits effectively settled in 2024.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company evaluated the current results as of the period ended June 29, 2025, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, has recorded no benefit for the forecasted tax loss for the three months ended June 29, 2025.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Note 9. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of June 29, 2025, the Company had approximately $60.2 million, as compared to $57.4 million as of December 31, 2024, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of June 29, 2025, $208.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $0.2 million and $0.3 million for the three and six months ended June 29, 2025, respectively, and $5.1 million and $6.2 million for the three and six months ended June 30, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-Trade Commitments

As of June 29, 2025, the Company had non-cancellable purchase commitments of $9.4 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Balance as of beginning of the period	$5,307	$5,087	$5,192	$5,738
Provision for warranty liability made	1,422	800	2,676	1,408
Settlements made	(1,164)	(1,116)	(2,303)	(2,375)
Balance as of the end of the period	$5,565	$4,771	$5,565	$4,771

Leases

As of June 29, 2025, the Company entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $2.3 million and $40.6 million, respectively, that are not yet recorded on the unaudited consolidated balance sheets. This lease will commence in the third fiscal quarter of 2025 with a non-cancelable lease term of 11 years.

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

Note 10. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the six months ended June 29, 2025 and June 30, 2024, the Company repurchased, retired and reported, based on trade date, approximately 0.5 million and 1.6 million shares of

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

common stock, at a cost of approximately $15.0 million and $21.4 million, respectively. As of June 29, 2025, approximately 2.8 million shares remained authorized for repurchase under the repurchase program.

The Company repurchased and reported, based on trade date, approximately 370,000 shares and 197,000 shares of common stock, at a cost of approximately $9.7 million and $2.9 million, during the six months ended June 29, 2025 and June 30, 2024, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs.

These shares were retired upon repurchase. The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2024	$169	$79	$(7)	$241
Other comprehensive income (loss) before reclassifications	(134)	(985)	196	(923)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(820)	172	(648)
Net current period other comprehensive income (loss)	(134)	(165)	24	(275)
Balance as of June 29, 2025	$35	$(86)	$17	$(34)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2023	$126	$7	$3	$136
Other comprehensive income (loss) before reclassifications	(219)	(186)	37	(368)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(162)	34	(128)
Net current period other comprehensive income (loss)	(219)	(24)	3	(240)
Balance as of June 30, 2024	$(93)	$(17)	$6	$(104)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(542)	$(130)	$(1,064)	$(209)
Cost of revenue	3	—	3	—
Research and development	20	(1)	52	(2)
Sales and marketing	71	33	150	42
General and administrative	10	(1)	39	7
Total before tax	(438)	(99)	(820)	(162)
Tax impact	92	21	172	34
Total, net of tax	$(346)	$(78)	$(648)	$(128)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 11. Employee Benefit Plans

2025 Equity Incentive Plan

In April 2025, the Company's Board of Directors adopted the 2025 Equity Incentive Plan (the "2025 Plan") which was approved by the Company's stockholders at the 2025 Annual Meeting of Stockholders on May 29, 2025. The 2025 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to eligible directors, employees and consultants of the Company. The maximum aggregate number of shares that may be issued under the 2025 Plan is 750,000 shares, plus (i) any shares that were available for grant under the 2016 Plan as of immediately prior to the date the 2025 Plan becomes effective, plus (ii) any shares granted under the 2016 Plan that expire, are forfeited to or repurchased by the Company. As of June 29, 2025, approximately 2.5 million shares were reserved and available for future grants under the 2025 Plan.

Time-based RSUs granted generally vest over three years with the first tranche at the end of twelve months from the vest start date and the remaining vesting quarterly over the remaining two years. RSUs do not have an expiration date. Performance-based RSUs granted generally vest at the end of a three-year period if performance conditions are met.

Any shares that are tendered by a participant of the 2025 Plan or retained by the Company as full or partial payment for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall again be made available for issuance under the 2025 Plan.

2016 Equity Incentive Plan

The Company granted options, time-based RSUs and performance-based RSUs under the 2016 Incentive Plan (the “2016 Plan”), under which awards were granted to employees. Vesting periods under this plan were generally four years for options, three years for performance-based RSUs, and three or four years for time-based RSUs. As of June 29, 2025, as disclosed above, the Company adopted the 2025 Plan, which superseded the 2016 Plan with respect to new equity award grants. No additional awards will be granted under the 2016 Plan following the effective date of the 2025 Plan. However, (i) any shares that remained available for grant under the 2016 Plan immediately prior to the 2025 Plan’s effective date and (ii) any shares subject to awards granted under the 2016 Plan that are subsequently forfeited, expire, or are repurchased by the Company, will become available for issuance under the 2025 Plan. All outstanding awards previously granted under the 2016 Plan remain outstanding and continue to be governed by the applicable terms and conditions of that plan. Any shares that are tendered by a participant of the 2016 Plan or retained by the Company as full or partial payment to the Company for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall no longer again be made available for issuance under the 2016 Plan.

2024 Inducement Plan

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. In May 2025, the Company’s Board of Directors approved an amendment to the 2024 Inducement Plan which increased the number of shares of the Company’s common stock that may be issued under the 2024 Inducement Plan by an additional 600,000 shares. As of June 29, 2025, approximately 0.5 million shares were reserved for future grants under the 2024 Inducement Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. In May 2025, the stockholders of the Company approved an amendment to the 2003 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for sale under the ESPP by 1.5 million shares. As of June 29, 2025, approximately 1.8 million shares were available for issuance under the ESPP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2024	475	$32.60
Exercised	(198)	$26.56
Expired	(170)	$38.97
Outstanding as of June 29, 2025	107	$33.73

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	2,550	$17.64
Granted	548	$28.19
Vested	(765)	$17.91
Cancelled	(127)	$18.34
Outstanding as of June 29, 2025	2,206	$20.12

Performance-Based RSU Activity

Since 2020, the Company’s executives have been granted performance-based restricted stock units (“PSUs”) under the 2016 Plan with vesting occurring at the end of a three-year period, contingent upon the achievement of specified performance conditions. In February 2024, the Company granted PSUs under the 2024 Inducement Plan to its newly-hired Chief Executive Officer with 1/3 of the target PSUs being allocated to each tranche and vesting occurring at the end of each anniversary of the vesting commencement date over a three-year period. In addition, in 2024 and 2025, the Company granted PSUs under the 2016 Plan, 2024 Inducement Plan and 2025 Plan to its newly-hired employees or executives with vesting occurring at the end of a three-year period if performance conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance or market conditions and the recipients’ continued service with the Company. The number of PSUs to vest could range from 0% to 150% of the target shares granted. For PSUs with a performance condition, at the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date for each tranche.

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	655	$20.93
Granted	374	$47.13
Vested	(249)	$20.85
Cancelled	(31)	$19.80
Outstanding as of June 29, 2025	749	$34.10

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
Cost of revenue	$456	$413	$878	$778
Research and development	1,000	844	1,592	1,542
Sales and marketing	1,816	1,235	3,129	2,472
General and administrative	3,403	3,396	6,572	5,640
Total	$6,675	$5,888	$12,171	$10,432

As of June 29, 2025, $59.7 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) expected to be recognized over a weighted-average period of 2.1 years.

Note 12. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. As previously announced, in the first fiscal quarter of 2025, the Company realigned its business structure by separating the Connected Home segment into two distinct reportable segments: Mobile and Home Networking. This realignment is intended to further strengthen the Company's operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. The leadership team of each segment focuses on serving the unique needs of their customers through product and service development from both a product marketing and engineering standpoint, while also managing the sales and marketing functions that support their businesses. Effective January 1, 2025, the Company operates and reports in three segments: NETGEAR for Business, Mobile, and Home Networking. The prior-year segment financial information has been recast to conform to the current-year presentation.

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
•
Home Networking: Focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 multi-band mesh systems, routers, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing and general and administrative expenses, stock-based compensation expense, acquisition related expenses, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	June 29, 2025				June 30, 2024
(In thousands, except percentage data)	NETGEAR for Business	Mobile	Home Networking	Total	NETGEAR for Business	Mobile (2)	Home Networking (2)	Total
Net revenue	$82,621	$20,408	$67,503	$170,532	$59,867	$24,332	$59,701	$143,900
Cost of revenue	44,036	14,476	47,586	106,098	39,720	19,081	52,863	111,664
Gross profit	38,585	5,932	19,917	64,434	20,147	5,251	6,838	32,236
Gross margin	46.7%	29.1%	29.5%	37.8%	33.7%	21.6%	11.5%	22.4%
Operating expenses	22,623	5,799	16,763	45,185	18,086	6,418	19,465	43,969
Contribution income (loss)	15,962	133	3,154	19,249	2,061	(1,167)	(12,627)	(11,733)
Contribution margin	19.3%	0.7%	4.7%	11.3%	3.4%	(4.8)%	(21.2)%	(8.2)%
Corporate and unallocated costs				(20,472)				(19,350)
Stock-based compensation expense				(6,675)				(5,888)
Acquisition related expenses				(705)				—
Restructuring and other charges				(862)				(1,688)
Litigation reserves, net				(75)				(8,200)
Other income, net (1)				3,976				2,713
Loss before income taxes				$(5,564)				$(44,146)

	Six Months Ended
	June 29, 2025				June 30, 2024
(In thousands, except percentage data)	NETGEAR for Business	Mobile	Home Networking	Total	NETGEAR for Business	Mobile (2)	Home Networking (2)	Total
Net revenue	$161,812	$41,890	$128,890	$332,592	$128,490	$53,071	$126,925	$308,486
Cost of revenue	86,566	30,678	94,166	211,410	79,609	42,853	105,186	227,648
Gross profit	75,246	11,212	34,724	121,182	48,881	10,218	21,739	80,838
Gross margin	46.5%	26.8%	26.9%	36.4%	38.0%	19.3%	17.1%	26.2%
Operating expenses	41,649	10,822	33,292	85,763	36,916	12,366	39,525	88,807
Contribution income (loss)	33,597	390	1,432	35,419	11,965	(2,148)	(17,786)	(7,969)
Contribution margin	20.8%	0.9%	1.1%	10.6%	9.3%	(4.0)%	(14.0)%	(2.6)%
Corporate and unallocated costs				(39,240)				(39,156)
Stock-based compensation expense				(12,171)				(10,432)
Acquisition related expenses				(705)				—
Restructuring and other charges				(5,604)				(2,720)
Litigation reserves, net				(38)				(8,230)
Other income, net (1)				12,147				5,563
Loss before income taxes				$(10,192)				$(62,944)

(1)
Amounts included interest income of $3.1 million and $6.4 million for the three and six months ended June 29, 2025, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2024, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $(2.1) million and $(3.1) million for the three and six months ended June 29, 2025, respectively, and $0.6 million and $2.1 million for the three and six months ended June 30, 2024, respectively. For the six months ended June 29, 2025, the amount also included proceeds of $4.7 million from a sale of patents.
(2)
Financial information for the Mobile segment and Home Networking segment in the prior year period were recast to conform to the current reportable segment structure.

The CODM does not evaluate operating segments using discrete asset information.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024	June 29, 2025	June 30, 2024
United States (U.S.)	$112,762	$92,794	$216,801	$200,083
Americas (excluding U.S.)	3,517	2,709	7,239	5,348
EMEA (1)	34,375	27,355	66,504	58,542
APAC (1)	19,878	21,042	42,048	44,513
Total net revenue	$170,532	$143,900	$332,592	$308,486

(1)
No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	June 29, 2025	December 31, 2024
United States (U.S.)	$18,605	$19,057
Canada	4,980	5,573
Americas (excluding U.S. and Canada)	19	39
EMEA	2,883	3,127
Singapore	3,974	4,841
APAC (excluding Singapore) (1)	6,380	6,698
Total	$36,841	$39,335

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 13. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 29, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$114,933	$114,933	$—
Available-for-sale investments: U.S. treasury securities(1)	119,702	—	119,702
Trading securities: mutual funds(1)	2,750	2,750	—
Foreign currency forward contracts(2)	435	—	435
Total assets measured at fair value	$237,820	$117,683	$120,137
Liabilities:
Foreign currency forward contracts(3)	$1,694	$—	$1,694
Total liabilities measured at fair value	$1,694	$—	$1,694

	December 31, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$111,043	$111,043	$—
Available-for-sale investments: U.S. treasury securities(1)	119,370	—	119,370
Trading securities: mutual funds(1)	2,876	2,876	—
Foreign currency forward contracts(2)	1,053	—	1,053
Total assets measured at fair value	$234,342	$113,919	$120,423
Liabilities:
Foreign currency forward contracts(3)	$273	$—	$273
Total liabilities measured at fair value	$273	$—	$273

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges recognized in the three and six months ended June 29, 2025 and June 30, 2024, respectively, were primarily for severance, and other costs in relation to the reorganization of the business. These initiatives were undertaken to reduce costs, and reinvest into the business to capitalize on the Company's highest priority opportunities to drive revenue growth and improve profitability. The vast majority of the liabilities as of June 29, 2025 are expected to be settled in 2025.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2024	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 29, 2025
Restructuring
Employee termination charges	$664	$5,531	$(4,783)	$20	$1,432
Lease contract termination and other charges	—	73	(10)	(35)	28
Total Restructuring and other charges	$664	$5,604	$(4,793)	$(15)	$1,460

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2023	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 30, 2024
Restructuring
Employee termination charges	$257	$2,504	$(2,139)	$—	$622
Lease contract termination and other charges	30	216	(86)	(160)	—
Total Restructuring and other charges	$287	$2,720	$(2,225)	$(160)	$622

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR's reporting structure; NETGEAR's belief of the principal competitive factors in the business, consumer, and service provider markets for networking products; expectations regarding more predictable performance that is aligned to the market, including as a result of our efforts to work with our channel partners to optimize their inventory carrying levels; expectations regarding transportation costs; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including NETGEAR for Business, Mobile, and Home Networking products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory levels, inventory management and inventory costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding expected tax rates or tax expenses and changes in legislation related to the taxation of business entities; expectations regarding the impact of acquisitions, including the acquisition of Exium; and expectations regarding NETGEAR’s subscription services and service revenue. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

As we announced in February 2025, beginning with the first quarter of 2025, we realigned our business structure by separating the previously disclosed Connected Home segment into two distinct reportable segments: Mobile and Home

Networking. This realignment further strengthens our operational and financial management and enables us to further focus on growth opportunities while maintaining financial discipline. Effective January 1, 2025, we operate and report in three segments: NETGEAR for Business, Mobile, and Home Networking. The leadership team of each segment focuses on serving the unique needs of their customers through product and service development from both a product marketing and engineering standpoint, while also managing the sales and marketing functions that support their businesses. The NETGEAR for Business segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. The Mobile segment focuses on both consumers and businesses and provides high-performance Mobile (4G/5G) products, including WiFi 7, WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to meet the growing demand for on-the-go, high-speed and reliable internet connectivity with advanced security features. The Home Networking segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 multi-band mesh systems, routers, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support. The prior-year segment financial information has been recast to conform to the current-year presentation. We conduct business across three geographic regions: Americas, EMEA, and APAC.

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

Financial Overview

During the three months ended June 29, 2025, our net revenue increased by $26.6 million, compared to the prior year period, mainly due to inventory optimization efforts with our channel partners in the prior year, which primarily drove a $22.8 million increase in the NETGEAR for Business segment and a $7.8 million increase in the Home Networking segment, partially offset by a $3.9 million decline in the Mobile segment. The increase in NETGEAR for Business net revenue was primarily attributable to sustained strong demand for Pro AV managed switches, which delivered double-digit end-market sales growth. Growth in the Home Networking segment was mainly driven by higher retail channel sales, despite a continued, though moderating, overall consumer networking market decline, as well as increased service revenue. The decline in the Mobile segment reflected lower service provider channel sales as we await new product introductions to expand the portfolio later in the year. Gross margin improved by 1,540 basis points year-over-year, mainly due to a favorable product mix weighted toward NETGEAR for Business, reduced sales returns, and lower charges for excess and obsolete inventory. Operating loss decreased by $37.3 million, primarily attributable to higher net revenue, improved gross margin, and the absence of an $8.2 million litigation reserve for a contingent liability related to success-based fees owed to outside legal counsel in connection with the favorable outcome of the TP-Link litigation.

Geographically, net revenue from NETGEAR for Business segment increased in all three regions, while net revenue from Home Networking segment increased in Americas, but decreased in EMEA and APAC, and net revenue from Mobile segment decreased in in all three regions, during the three and six months ended June 29, 2025, compared to the prior year periods, respectively.

On June 16, 2025, we completed the acquisition of Exium Inc. at a purchase price of approximately $12.5 million, with an additional $2.4 million in retention compensation. The transaction qualified as a business acquisition and was accounted for using the acquisition method. We believe this acquisition enhances our portfolio of cloud-based networking and security offerings, enabling us to deliver an integrated, all-in-one solution for our small and medium-sized business customers. For further details, refer to Note 4, Business Acquisition, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, elevated interest rates, foreign exchange rate fluctuation, particularly involving the U.S. dollar, and ongoing trade policy shifts, including tariffs related to the U.S. and key international countries as well as recently proposed U.S. tariffs. Geopolitical tensions, such as the Russia-Ukraine conflict, the Israel-Hamas war, and the recently escalated Red Sea crisis, along with lingering supply chain disruptions, have further added to the complexity of the global landscape. The extent of impacts from these macroeconomic and geopolitical trends on our ongoing operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight are unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, we expect to continue to see more predictable performance that is aligned with the market for all of our businesses as the inventory optimization with our channel partners and our inventory reduction actions were completed. We expect to continue to experience strong net revenue in our NETGEAR for Business segment, led by strong end-user demand for the Pro AV line of managed switches. However, although we expect to make continued improvements in our supply position, we anticipate that supply constraints will persist, which may limit our ability to fully capture the revenue potential of this growing business. For our Home Networking segment, we are seeing signs of the benefit of our expanded product portfolio, including our more recently introduced WiFi 7 mesh and router products, addressing the market. For our Mobile segment, we expect revenue to be in line with the second fiscal quarter of 2025 level as we await new product introductions to expand the portfolio later in the year. We aim to execute on our strategy of capitalizing on the technological inflection points of audio and video over Ethernet, WiFi 7, WiFi 6E, WiFi 6, and 5G, to develop products that serve a broader segment of the market with a good, better, best product strategy, and to simplify, develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Six Months Ended
(In thousands, except percentage data)	June 29, 2025		June 30, 2024		June 29, 2025		June 30, 2024
Net revenue	$170,532	100.0%	$143,900	100.0%	$332,592	100.0%	$308,486	100.0%
Cost of revenue	106,554	62.5%	112,077	77.9%	212,288	63.8%	228,426	74.0%
Gross profit	63,978	37.5%	31,823	22.1%	120,304	36.2%	80,060	26.0%
Operating expenses:
Research and development	20,845	12.2%	19,851	13.8%	39,154	11.8%	40,078	13.0%
Sales and marketing	31,053	18.3%	29,757	20.7%	59,094	17.7%	60,286	19.6%
General and administrative	20,683	12.1%	19,186	13.3%	38,753	11.7%	37,253	12.1%
Litigation reserves, net	75	0.0%	8,200	5.7%	38	0.0%	8,230	2.7%
Restructuring and other charges	862	0.5%	1,688	1.2%	5,604	1.7%	2,720	0.8%
Total operating expenses	73,518	43.1%	78,682	54.7%	142,643	42.9%	148,567	48.2%
Loss from operations	(9,540)	(5.6)%	(46,859)	(32.6)%	(22,339)	(6.7)%	(68,507)	(22.2)%
Other income, net	3,976	2.3%	2,713	1.9%	12,147	3.6%	5,563	1.8%
Loss before income taxes	(5,564)	(3.3)%	(44,146)	(30.7)%	(10,192)	(3.1)%	(62,944)	(20.4)%
Provision for income taxes	864	0.5%	1,029	0.7%	2,270	0.6%	881	0.3%
Net loss	$(6,428)	(3.8)%	$(45,175)	(31.4)%	$(12,462)	(3.7)%	$(63,825)	(20.7)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Americas	$116,279	21.8%	$95,503	$224,040	9.1%	$205,431
Percentage of net revenue	68.1%		66.4%	67.4%		66.6%
EMEA	$34,375	25.7%	$27,355	$66,504	13.6%	$58,542
Percentage of net revenue	20.2%		19.0%	20.0%		19.0%
APAC	$19,878	(5.5)%	$21,042	$42,048	(5.5)%	$44,513
Percentage of net revenue	11.7%		14.6%	12.6%		14.4%
Total net revenue	$170,532	18.5%	$143,900	$332,592	7.8%	$308,486

Americas

Net revenue in Americas increased in the three and six months ended June 29, 2025, compared to the prior year periods, mainly due to prior-year inventory optimization efforts with our channel partners, which primarily drove increases in NETGEAR for the Business segment's net revenue of 42.7% and 34.4%, and in the Home Networking segment’s net revenue of 22.2% and 7.6%, partially offset by decreases in the Mobile segment’s net revenue of 18.5% and 27.4%, respectively. The increases in NETGEAR for Business segment's net revenue were primarily due to a higher demand for the Pro AV product line of managed switches, while the increases in Home Networking segment's net revenue were primarily driven by stronger sales in the retail channel, compared to the prior year periods. The decreases in Mobile segment's net revenue were primarily attributable to lower sales in the service provider channel, compared to the prior year periods.

EMEA

Net revenue in EMEA increased in the three and six months ended June 29, 2025, compared to the prior year periods, mainly due to prior-year inventory optimization efforts with our channel partners, which primarily drove increases in the NETGEAR for Business segment’s net revenue of 46.5% and 23.4%. We continued to see growing demand for the Pro AV product line of managed switches.

APAC

Net revenue in APAC decreased in the three and six months ended June 29, 2025, compared to the prior year periods, primarily attributable to declines in the Home Networking segment’s net revenue of 42.4% and 42.9%, respectively, mainly driven by lower sales in both the retail and the service provider channels. These declines were partially offset by increases in the NETGEAR for Business segment’s net revenue of 14.2% and 10.1%, respectively, primarily attributable to higher demand for the Pro AV product line of managed switches.

For further discussions specific to our NETGEAR for Business, Mobile, and Home Networking segments, refer to the "Segment Information" section below.

Cost of Revenue and Gross Margin

Cost of revenue consists primarily of the following: the cost of finished products from our third party manufacturers; overhead costs, including purchasing, product planning, inventory control, warehousing and distribution logistics; third-party software licensing fees; inbound freight; import duties/tariffs; warranty costs associated with returned goods; write-downs for excess and obsolete inventory; amortization of certain acquired intangible assets and software development costs; and costs attributable to the provision of service offerings.

We outsource our manufacturing, warehousing and distribution logistics. We believe this outsourcing strategy allows us to better manage our product costs and gross margin. Our gross margin can be affected by a number of factors, including fluctuation in foreign exchange rates, sales returns, changes in average selling prices, end-user customer rebates and other channel sales incentives, changes in our cost of goods sold due to fluctuations and increases in prices paid for components, net of vendor rebates, royalty and licensing fees, warranty and overhead costs, inbound freight and duty/tariffs, conversion costs, charges for excess or obsolete inventory, amortization of acquired intangible assets and capitalized software development costs. The following table presents costs of revenue and gross margin, for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Cost of revenue	$106,554	(4.9)%	$112,077	$212,288	(7.1)%	$228,426
Gross margin percentage	37.5%		22.1%	36.2%		26.0%

Our gross margin increased for the three and six months ended June 29, 2025, compared to the prior year periods, primarily due to a higher mix of NETGEAR for Business products, which generally carry higher gross margins, as well as due to lower sales returns, reduced charges for excess and obsolete inventory and lower inventory costs reflecting the depletion of older, higher-cost inventory.

We expect our gross margin in the third fiscal quarter of 2025 to be in line with or decrease slightly from the second quarter of 2025 level. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Research and development	$20,845	5.0%	$19,851	$39,154	(2.3)%	$40,078

Research and development expenses increased for the three months ended June 29, 2025, but decreased for the six months ended June 29, 2025, compared to the prior year periods. These movements reflected increases in personnel-related expenditures of $2.0 million and $1.8 million, respectively, primarily due to higher head count and higher variable compensation. These increases were partially offset or more than offset by decreases in IT and facility allocations of $0.6 million and $1.4 million, and in engineering projects and outside professional services of $0.4 million and $1.4 million, for the three- and six-month periods, respectively. The reductions were largely driven by the restructuring undertaken in January 2025, which primarily impacted our Home Networking segment.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the third fiscal quarter of 2025 to increase from the second quarter of 2025 level. We continue to invest in research and development to grow audio and video over Ethernet, web-managed, AV over IP managed switches, NETGEAR for Business wireless products, our cloud platform capabilities, our recurring services and mobile applications, and to broaden our WiFi 7 offerings for consumers to align to our good-better-best strategy and broaden our 5G mobile products. Our NETGEAR for Business segment will continue to receive most of our incremental investments in the remainder of 2025 and we will be focused on in-sourcing our software capabilities, expanding our product portfolio that will allow us to grow our share in the sizable AV and enterprise WiFi markets. We recently established an in-house research and development center in Chennai, India through the hiring of a team of experienced engineers, and completed the acquisition of Exium. These strategic initiatives are expected to accelerate the transition to internally managed software development, increase innovation velocity, reduce development costs, and reduce reliance on third-party vendors. The newly onboarded teams will focus on leveraging artificial intelligence or integrating networking security to significantly simplify networking solutions for small and medium-sized businesses. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

Sales and Marketing

Sales and marketing expenses consist primarily of advertising, trade shows, corporate communications and other marketing expenses, product marketing expenses, outbound freight costs, amortization of certain intangible assets, personnel expenses for sales and marketing staff, technical support expenses, and IT and facility allocations. The following table presents sales and marketing expenses, for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Sales and marketing	$31,053	4.4%	$29,757	$59,094	(2.0)%	$60,286

Sales and marketing expenses increased for the three months ended June 29, 2025, but decreased for the six months ended June 29, 2025, compared to the prior year periods. These movements reflected increases in personnel-related expenditures of $3.7 million and $3.8 million, for the three- and six-month periods, respectively, primarily due to higher headcount and variable compensation. These increases were partially offset or more than offset by decreases in brand marketing expenditures of $1.5 million and $2.1 million, in outside professional services of $0.7 million and $1.5 million, and in outbound freight costs of $0.3 million and $1.2 million, for the three- and six-month periods, respectively. The reductions were concentrated in our Home Networking and Mobile segments and were partially offset by increased investments in our NETGEAR for Business segment.

We expect sales and marketing expenses in absolute dollar amount in the third fiscal quarter of 2025 to be in line with or slightly increase from the second quarter of 2025 level. We expect most of our incremental investments in sales and marketing in 2025 will be related to go-to-market capabilities of our product offerings in the NETGEAR for Business segment, partially offset by efficiencies in marketing on the consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

General and Administrative

General and administrative expenses consist of salaries and related expenses for executives, finance and accounting, human resources, information technology, professional fees, including legal costs associated with defending claims against us and business acquisition related expenses, allowance for doubtful accounts, IT and facility allocations, and other general corporate expenses. The following table presents general and administrative expenses, for the periods indicated:

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
General and administrative	$20,683	7.8%	$19,186	$38,753	4.0%	$37,253

General and administrative expenses increased for the three and six months ended June 29, 2025, compared to the prior year periods, primarily driven by higher personnel-related expenditures of $0.9 million and $2.1 million, respectively, mainly due to higher variable compensation and increased stock-based compensation associated with executive transitions. The six-month increase also reflected higher IT and facility allocations of $1.0 million, partially offset by lower legal and professional service costs of $1.9 million.

We expect general and administration expenses in absolute dollar amount in the third fiscal quarter of 2025 to be in line with or slightly increase from the second quarter of 2025 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future increases or decreases in general and administrative expenses are difficult to predict in absolute dollars due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, asserting and enforcing our intellectual property portfolio, acquisition related activities, and other factors.

Litigation Reserves, Net

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Litigation reserves, net	$75	**	$8,200	$38	**	$8,230

** Percentage change not meaningful.

The decreases in litigation reserves, net for the three and six months ended June 29, 2025, compared to the prior year periods, were primarily due to the absence of an $8.2 million reserve recorded in the prior year for a contingent liability related to success-based fees owed to outside legal counsel in connection with the favorable outcome of the TP-Link litigation.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Restructuring and other charges	$862	(48.9)%	$1,688	$5,604	**	$2,720

** Percentage change not meaningful.

Restructuring and other charges decreased for the three months ended June 29, 2025, but increased for six months ended June 29, 2025, compared to the prior year periods, primarily due to the restructuring undertaken in January 2025. This restructuring was aimed at reducing costs, and reinvesting into the business to capitalize on our highest priority opportunities to drive revenue growth and improve profitability. For a detailed discussion of restructuring and other charges, refer to Note 14, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Other income, net	$3,976	46.6%	$2,713	$12,147	**	$5,563

** Percentage change not meaningful.

The increase in other income, net for the three months ended June 29, 2025, compared to the prior year period was primarily due to higher interest income resulting from higher cash and short-term investment balances and higher net gains on transactions and contracts denominated in foreign currencies. The increase in other income, net for the six months ended June 29, 2025, compared to the prior year period, was primarily due to proceeds of $4.7 million from a sale of patents in the current year, as well as higher interest income resulting from higher cash and short-term investment balances.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Provision for income taxes	$864	(16.0%)	$1,029	$2,270	**	$881
Effective tax rate	(15.5)%		(2.3)%	(22.3)%		(1.4)%

** Percentage change not meaningful.

The changes in taxes for the three and six months ended June 29, 2025, compared to the prior year periods, were primarily due to tax benefits recorded for the reversal of a portion of the federal and state valuation allowances that offset deferred tax liabilities resulting from intangibles established in purchased accounting for the Exium acquisition. Further, in the period ended June 30, 2024, there were lower foreign profits combined with foreign reserve releases resulting from audits effectively settled in 2024.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Segment Information

As disclosed above, in the first fiscal quarter of 2025, we realigned our business structure by separating the Connected Home segment into two distinct reportable segments: Mobile and Home Networking. Effective January 1, 2025, we operate and report in three segments: NETGEAR for Business, Mobile, and Home Networking. The prior-year segment financial information has been recast to conform to the current-year presentation. Additional information on the realignment, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 12, Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue in Note 3, Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

NETGEAR for Business Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Net revenue	$82,621	38.0%	$59,867	$161,812	25.9%	$128,490
Percentage of net revenue	48.4%		41.6%	48.6%		41.7%
Contribution income	$15,962	**	$2,061	$33,597	**	$11,965
Contribution margin	19.3%		3.4%	20.8%		9.3%

** Percentage change not meaningful.

NETGEAR for Business net revenue increased in the three and six months ended June 29, 2025, primarily due to continued strong demand for Pro AV product line of managed switches, which experienced double digit growth in end market sales, compared to the prior year periods. We also began to see more predictable performance aligned to the market. Geographically, as a result of prior-year inventory optimization efforts with our channel partners and higher demand for the Pro AV product line of managed switches, NETGEAR for Business net revenue increased in all three regions.

NETGEAR for Business segment's contribution income increased in the three and six months ended June 29, 2025, compared to the prior year periods, primarily due to higher net revenue and improved gross margins, mainly driven by lower sales returns and reduced charges for excess or obsolete inventory.

Mobile Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Net revenue	$20,408	(16.1)%	$24,332	$41,890	(21.1)%	$53,071
Percentage of net revenue	12.0%		16.9%	12.6%		17.2%
Contribution income (loss)	$133	**	$(1,167)	$390	**	$(2,148)
Contribution margin	0.7%		(4.8)%	0.9%		(4.0)%

** Percentage change not meaningful.

Mobile segment's net revenue decreased in the three and six months ended June 29, 2025, compared to the prior year periods, primarily due to declines in net revenue in service provider channel as we await new product introductions to expand the portfolio later in the year. Geographically, Mobile net revenue in the three and six months ended June 29, 2025 decreased in all three regions, compared to the prior year period.

Mobile segment generated contribution income in the three and six months ended June 29, 2025, compared to contribution losses in the prior year periods. The improvements were primarily due to higher gross margins, mainly driven by lower product cost, lower charges for excess or obsolete inventory, and favorable changes in product mix.

Home Networking Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 29, 2025	% Change	June 30, 2024	June 29, 2025	% Change	June 30, 2024
Net revenue	$67,503	13.1%	$59,701	$128,890	1.5%	$126,925
Percentage of net revenue	39.6%		41.5%	38.8%		41.1%
Contribution income (loss)	$3,154	**	$(12,627)	$1,432	**	$(17,786)
Contribution margin	4.7%		(21.2)%	1.1%		(14.0)%

** Percentage change not meaningful.

Home Networking segment's net revenue increased in the three and six months ended June 29, 2025, compared to the prior year periods, primarily due to increases in net revenue in the retail channel, despite continued, though moderating, overall consumer networking market declines. Our premium portfolio of products continued to outperform the market, and we saw growth in our service revenue, compared to the prior year periods. Geographically, Home Networking segment's net revenue in the three and six months ended June 29, 2025 increased in Americas, but decreased in EMEA and APAC, compared to the prior year periods.

Home Networking segment generated contribution income in the three and six months ended June 29, 2025, compared to contribution losses in the prior year periods. The improvements were primarily driven by higher gross margins, which benefited from a more favorable product mix of WiFi 7 products, lower product costs, reduced sales returns, decreased contra-revenue marketing expenses, and lower charges for excess and obsolete inventory. Additionally, operating expenses declined, largely due to the restructuring undertaken in January 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of June 29, 2025, we had cash, cash equivalents and short-term investment of $363.5 million, a decrease of $45.2 million from December 31, 2024.

As of June 29, 2025, approximately 27% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Six Months Ended
(In thousands)	June 29, 2025	June 30, 2024
Cash provided by (used in) operating activities	$(10,520)	$35,635
Cash used in investing activities	(16,900)	(12,905)
Cash used in financing activities	(18,004)	(22,343)
Net cash increase (decrease)	$(45,424)	$387

Operating activities

Net cash used in operating activities was $10.5 million for the six months ended June 29, 2025, compared to $35.6 million provided in the prior year period, primarily due to unfavorable working capital movements, partially offset by lower net loss. Accounts receivable decreased from $156.2 million as of December 31, 2024 to $144.9 million as of June 29, 2025, primarily due to the timing of cash collections. Our inventory decreased from $162.5 million as of December 31, 2024 to $157.3 million as of June 29, 2025, as we continued in optimizing our inventory levels. Accounts payable (excluding payables related to property and equipment) decreased from $57.4 million as of December 31, 2024 to $56.0 million as of June 29, 2025, primarily due to the timing of inventory receipts and supplier payments.

Investing activities

Net cash used in investing activities increased by $4.0 million for the six months ended June 29, 2025, compared to the prior year period, mainly due to $12.2 million payments related to the acquisition of Exium, partially offset by lower net purchases of short-term investments.

Financing activities

Net cash used in financing activities decreased by $4.3 million for the six months ended June 29, 2025, compared to the prior year period, primarily due to lower repurchases of our common stock and higher proceeds from the exercise of stock options, partially offset by higher payments for restricted stock unit tax withholdings.

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

Stock Repurchases

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of June 29, 2025, approximately 2.8 million shares remained authorized for repurchase under the repurchase program. We repurchased, retired and reported, based on trade date, approximately 0.5 million and 1.6 million shares of common stock, at a cost of approximately $15.0 million and $21.4 million under the repurchase authorization during the six months ended June 29, 2025 and June 30, 2024, respectively. We also repurchased, retired, and reported based on trade date, approximately 370,000 shares and 197,000 shares of common stock, at a cost of approximately $9.7 million and $2.9 million during the six months ended June 29, 2025 and June 30, 2024, respectively, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 29, 2025, from those as of December 31, 2024, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

As of June 29, 2025, we had $60.2 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $57.4 million as of December 31, 2024. Due to an elongation of the time from order placement to production that occurred several years ago, we issued purchase orders to supply chain partners beyond contractual termination periods. As of June 29, 2025, $208.7 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

As of June 29, 2025, we entered into an office lease that has not yet commenced with short-term and long-term future lease payments of $2.3 million and $40.6 million, respectively, that are not yet recorded on our unaudited consolidated balance sheets. This lease will commence in the third fiscal quarter of 2025 with a non-cancelable lease term of 11 years.

For a detailed discussion, refer to Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Information with respect to this item may be found in Note 2, Summary of Significant Accounting Policies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q, which are hereby incorporated by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 29, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in the second fiscal quarter of 2025 and 34% of overall net revenue in fiscal 2024. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

Additionally, the U.S. presidential administration has recently announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape. While the tariffs as currently implemented do not have a material impact on our business, specifics regarding the scope and application of recently announced tariffs have not yet been announced and we expect that additional tariffs will be announced or implemented that could adversely impact our business. For example, we manufacture our products overseas in Thailand, Vietnam, Indonesia and Taiwan. If additional tariffs are announced or otherwise implemented in a manner that apply to our products imported to the United States from those countries, our margins will be adversely affected beginning as early as fiscal 2025 depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain but could be significant. The complexity of announced or future tariffs may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. The evolving trade environment may also contribute to broader macroeconomic and financial market weakness, including decreased consumer spending, inflationary pressures affecting interest rates, exchange rate volatility, and financing challenges due to market instability, which may result in decreased customer demand, increased operational costs, and difficulties attracting capital. Ongoing tariff and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses or cost to defend litigation could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. For example, in the past, various third parties have initiated litigation against us in Europe, China and the United States that carried the threat of an injunction on the importation of our products into certain European territories, the United States and China, as well as a significant increase in time and resources to defend against. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against us, our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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
•
our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s (OECD) Pillar II global minimum tax. More than 140 countries agreed to enact the Pillar II global minimum tax. While the OECD issued a framework model, many countries have enacted their own laws to incorporate Pillar II while certain countries, most notably the United States have not incorporated Pillar II into law. While Pillar II is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact the Company. These changes could increase our total tax burden in the future. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

The Tax Cuts and Jobs Act of 2017 included provisions effective for the 2022 tax year that eliminate the option to deduct research and development (R&D) expenditures immediately in the year incurred and required taxpayers to amortize such expenditures over five years for domestic payments and 15 years for payments to foreign parties. These provisions were recently modified under The One Big Beautiful Bill Act (“OB3A”) which was enacted into law on July 4, 2025. Under OB3A U.S. domestic R&D expenses are retroactively deductible as of January 1, 2025. Under prior law, in years where we are profitable, these provisions had a material impact on our cash taxes. While changes to the treatment of domestic R&D expenses is favorable, there is continuing risk that foreign R&D expenses that are still required to be capitalized could have adverse consequences on both cash taxes and tax expense since the company has a full valuation allowance on its US deferred tax assets.

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

In addition, health epidemics, war, terrorism, geopolitical uncertainties, social and economic instability, public health issues, sudden changes in trade and immigration policies (such as the higher tariffs on certain products, U.S. sanctions against Russia as a result of the Russia-Ukraine dispute, the Israel-Hamas conflict, and Red Sea crisis), and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, geopolitical disputes or conflicts, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2025 - April 27, 2025	1,195	$24.46	—	3,099,357
April 28, 2025 - May 25, 2025	420,435	$27.17	257,861	2,841,496
May 26, 2025 - June 29, 2025	20,679	$29.33	—	2,841,496
Total	442,309	$27.26	257,861

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.
(2)
During the three months ended June 29, 2025, we repurchased, retired, and reported, based on trade date, approximately 184,000 shares of common stock at a cost of approximately $4.6 million to facilitate tax withholding for Restricted Stock Units.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended June 29, 2025, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Title	Action	Adoption/Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Pramod Badjate, President and General Manager, NETGEAR for Business	Adopted	5/12/2025	Yes		Up to 20% of net shares resulting from the vesting of 82,502 (gross) restricted stock units.	N/A	4/30/2026
Shravan Goli, Director	Adopted	5/23/2025	Yes		Up to 13,803 shares of our common stock resulting from the vested and vesting of restricted stock units	N/A	11/15/2025
Bradley Maiorino, Director	Adopted	6/10/2025	Yes		Up to 13,063 of our common stock resulting from the vested restricted stock units.	N/A	5/31/2026

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

Item 6. Exhibits

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant's common stock certificate	S-1/A	7/14/2003	4.1

10.1	2025 Equity Incentive Plan and forms of agreement thereunder	S-8	6/4/2025	99.1

10.2	2003 Employee Stock Purchase Plan, as amended	S-8	6/4/2025	99.2

10.3	2024 Inducement Equity Incentive Plan, as amended, and forms of agreement thereunder	S-8	6/4/2025	99.3

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer				X

32.1#	Section 1350 Certification of Principal Executive Officer				X

32.2#	Section 1350 Certification of Principal Financial Officer				X

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104*	Cover page formatted as Inline XBRL and contained in Exhibit 101				X

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

Date: August 1, 2025