Form 10-Q
period 2025-09-28
NETGEAR, INC.
filed 2025-10-31
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 28, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number: 000-50350

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware		77-0419172
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)

3553 North First Street,
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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 28,402,755 as of October 24, 2025.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 28, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$203,480	$286,444
Short-term investments	122,903	122,246
Accounts receivable, net of allowance for doubtful accounts of $591 and $507 as of September 28, 2025 and December 31, 2024, respectively	159,880	156,210
Inventories	166,561	162,539
Prepaid expenses and other current assets	29,120	30,590
Total current assets	681,944	758,029
Property and equipment, net	23,137	11,288
Operating lease right-of-use assets	38,689	28,047
Intangible assets, net	4,078	—
Goodwill	45,803	36,279
Other non-current assets	17,155	16,587
Total assets	$810,806	$850,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,204	$58,481
Accrued employee compensation	27,543	23,290
Other accrued liabilities	124,630	148,078
Deferred revenue	27,938	30,261
Income taxes payable	843	9,973
Total current liabilities	239,158	270,083
Non-current income taxes payable	8,538	7,583
Non-current operating lease liabilities	42,986	19,796
Other non-current liabilities	13,276	11,702
Total liabilities	303,958	309,164
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	28	29
Additional paid-in capital	1,027,809	997,912
Accumulated other comprehensive income	152	241
Accumulated deficit	(521,141)	(457,116)
Total stockholders’ equity	506,848	541,066
Total liabilities and stockholders’ equity	$810,806	$850,230

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net revenue	$184,561	$182,854	$517,153	$491,340
Cost of revenue	112,309	126,371	324,597	354,797
Gross profit	72,252	56,483	192,556	136,543
Operating expenses:
Research and development	23,328	20,905	62,482	60,983
Sales and marketing	33,762	31,196	92,856	91,482
General and administrative	20,619	8,357	59,372	45,610
Litigation reserves, net	98	(100,855)	136	(92,625)
Restructuring and other charges	1,514	1,072	7,118	3,792
Total operating expenses	79,321	(39,325)	221,964	109,242
Income (loss) from operations	(7,069)	95,808	(29,408)	27,301
Other income, net	3,028	3,485	15,175	9,048
Income (loss) before income taxes	(4,041)	99,293	(14,233)	36,349
Provision for income taxes	736	14,219	3,006	15,100
Net income (loss)	$(4,777)	$85,074	$(17,239)	$21,249

Net income (loss) per share
Basic	$(0.17)	$2.96	$(0.60)	$0.73
Diluted	$(0.17)	$2.90	$(0.60)	$0.72
Weighted average shares used to compute net income (loss) per share:
Basic	28,638	28,705	28,756	28,992
Diluted	28,638	29,364	28,756	29,389

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Net income (loss)	$(4,777)	$85,074	$(17,239)	$21,249
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	109	(224)	(56)	(248)
Change in unrealized gains and losses on available-for-sale investments	94	452	(40)	233
Other comprehensive income (loss), before tax	203	228	(96)	(15)
Tax benefit (provision) related to derivatives	(17)	28	7	31
Other comprehensive income (loss), net of tax	186	256	(89)	16
Comprehensive income (loss)	$(4,591)	$85,330	$(17,328)	$21,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(78)	—	(78)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(6,034)	(6,034)
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock	(254)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(186)	—	—	—	(5,141)	(5,141)
Issuance of common stock under stock-based compensation plans	722	—	6,679	—	—	6,679
Balance as of March 30, 2025	28,782	29	1,010,087	(82)	(475,791)	534,243
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(56)	—	(56)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(6,428)	(6,428)
Stock-based compensation	—	—	6,675	—	—	6,675
Repurchase of common stock	(258)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(184)	—	—	—	(4,556)	(4,556)
Issuance of common stock under stock-based compensation plans	653	—	676	—	—	676
Balance as of June 29, 2025	28,993	29	1,017,438	(34)	(494,275)	523,158
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	94	—	94
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	92	—	92
Net loss	—	—	—	—	(4,777)	(4,777)
Stock-based compensation	—	—	8,808	—	—	8,808
Repurchase of common stock	(815)	(1)	—	—	(20,028)	(20,029)
Restricted stock unit withholdings	(82)	—	—	—	(2,061)	(2,061)
Issuance of common stock under stock-based compensation plans	289	—	1,563	—	—	1,563
Balance as of September 28, 2025	28,385	$28	$1,027,809	$152	$(521,141)	$506,848

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2023	29,616	$30	$967,651	$136	$(432,322)	$535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(166)	—	(166)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	51	—	51
Net loss	—	—	—	—	(18,650)	(18,650)
Stock-based compensation	—	—	4,544	—	—	4,544
Repurchase of common stock	(783)	(1)	—	—	(11,443)	(11,444)
Restricted stock unit withholdings	(32)	—	—	—	(454)	(454)
Issuance of common stock under stock-based compensation plans	270	—	1,986	—	—	1,986
Balance as of March 31, 2024	29,071	29	974,181	21	(462,869)	511,362
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(53)	—	(53)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(45,175)	(45,175)
Stock-based compensation	—	—	5,888	—	—	5,888
Repurchase of common stock	(800)	(1)	—	—	(10,120)	(10,121)
Restricted stock unit withholdings	(165)	—	—	—	(2,431)	(2,431)
Issuance of common stock under stock-based compensation plans	573	1	—	—	—	1
Balance as of June 30, 2024	28,679	29	980,069	(104)	(520,595)	459,399
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	452	—	452
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(196)	—	(196)
Net income	—	—	—	—	85,074	85,074
Stock-based compensation	—	—	5,620	—		5,620
Repurchase of common stock	(99)	—	—	—	(1,461)	(1,461)
Restricted stock unit withholdings	(25)	—	—	—	(445)	(445)
Issuance of common stock under stock-based compensation plans	213	—	1,887	—	—	1,887
Balance as of September 29, 2024	28,768	$29	$987,576	$152	$(437,427)	$550,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 28, 2025	September 29, 2024
Cash flows from operating activities:
Net income (loss)	$(17,239)	$21,249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,109	4,761
Stock-based compensation	20,979	16,052
Gain on investments, net	(1,141)	(2,971)
Deferred income taxes	(214)	254
Provision for excess and obsolete inventory	2,878	5,084
Changes in assets and liabilities:
Accounts receivable, net	(3,670)	7,733
Inventories	(6,901)	81,790
Prepaid expenses and other assets	1,336	3,146
Accounts payable	(936)	4,727
Accrued employee compensation	4,253	(1,322)
Other accrued liabilities	(10,093)	(9,608)
Deferred revenue	(2,898)	3,073
Income taxes payable	(9,365)	9,347
Net cash provided by (used in) operating activities	(17,902)	143,315
Cash flows from investing activities:
Purchases of short-term investments	(89,579)	(107,454)
Proceeds from maturities of short-term investments	90,000	90,290
Purchases of property and equipment	(14,631)	(6,502)
Purchases of long-term investments	(165)	(225)
Payments made in connection with business acquisitions, net of cash acquired	(12,185)	—
Net cash used in investing activities	(26,560)	(23,891)
Cash flows from financing activities:
Repurchases of common stock	(35,662)	(22,917)
Restricted stock unit withholdings	(11,758)	(3,330)
Proceeds from exercise of stock options	5,266	308
Proceeds from issuance of common stock under employee stock purchase plan	3,652	3,565
Net cash used in financing activities	(38,502)	(22,374)
Net increase (decrease) in cash and cash equivalents	(82,964)	97,050
Cash and cash equivalents, at beginning of period	286,444	176,717
Cash and cash equivalents, at end of period	$203,480	$273,767
Non-cash investing and financing activities:
Unpaid property and equipment	$3,283	$1,112

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 28, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any future period.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Segments

As previously announced, in the first fiscal quarter of 2025, the Company realigned its business structure by separating the Connected Home segment into two distinct reportable segments: Home Networking and Mobile. This realignment is intended to further strengthen the Company's operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. Effective January 1, 2025, the Company operates and reports in three segments: Enterprise (formerly known as NETGEAR for Business), Home Networking, and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation. None of the changes impacted previously reported consolidated net revenue, income (loss) from operations, net income (loss) per share, total assets, or stockholders’ equity. In addition, as the goodwill balance was zero for the Connected Home segment before the segment realignment, no goodwill has been allocated to the Home Networking and Mobile segments, and the entire goodwill balance of $36.3 million prior to the segment realignment in the first quarter of 2025 remained in the Enterprise segment. An additional $9.5 million of goodwill was recorded in the Enterprise segment during the nine months ended September 28, 2025 in connection with the acquisition of Exium Inc. Refer to Note 4, Business Acquisition and Note 12, Segment Information for additional information.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient permitting entities to assume that current economic conditions as of the balance sheet date do not change over the remaining life of current accounts receivable and contract assets arising from transactions within the scope of ASC 606, including assets acquired in a business combination. ASU2025-05 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2026 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial position, results of operations or cash flow.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which eliminates project stages and requires capitalizing costs when management has committed to funding the project and it is probable of completion. ASU2025-06 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2028 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial position, results of operations or cash flow.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 28, 2025:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$70,280	$2,538	$2,050	$74,868

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	September 28, 2025	December 31, 2024
Accounts receivable, net	Accounts receivable, net	$159,880	$156,210
Contract liabilities – current	Deferred revenue	$27,938	$30,261
Contract liabilities – non-current	Other non-current liabilities	$4,526	$5,101

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The difference in the balances of the Company’s contract assets and liabilities as of September 28, 2025 and December 31, 2024, primarily results from the timing difference between the Company's performance and the customer's payment. During the nine months ended September 28, 2025, $35.2 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $38.1 million of revenue was recognized for the satisfaction of performance obligations and $26.6 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. As disclosed above, effective January 1, 2025, the Company operates and reports in three segments: Enterprise, Home Networking and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	September 28, 2025				September 29, 2024
(In thousands)	Enterprise	Home Networking	Mobile	Total	Enterprise	Home Networking	Mobile	Total
Geographic regions (1) :
Americas	$47,596	$64,835	$15,654	$128,085	$42,035	$65,906	$19,811	$127,752
EMEA	28,011	5,153	3,772	36,936	22,975	6,295	3,528	32,798
APAC	15,231	2,659	1,650	19,540	13,520	5,539	3,245	22,304
Total	$90,838	$72,647	$21,076	$184,561	$78,530	$77,740	$26,584	$182,854
Sales channels:
Service provider	$331	$846	$15,920	$17,097	$268	$2,675	$20,274	$23,217
Non-service provider	90,507	71,801	5,156	167,464	78,262	75,065	6,310	159,637
Total	$90,838	$72,647	$21,076	$184,561	$78,530	$77,740	$26,584	$182,854

	Nine Months Ended
	September 28, 2025				September 29, 2024
(In thousands)	Enterprise	Home Networking	Mobile	Total	Enterprise	Home Networking	Mobile	Total
Geographic regions (1):
Americas	$129,767	$179,111	$43,247	$352,125	$103,189	$172,155	$57,839	$333,183
EMEA	79,298	13,052	11,090	103,440	64,549	15,216	11,575	91,340
APAC	43,585	9,374	8,629	61,588	39,282	17,294	10,241	66,817
Total	$252,650	$201,537	$62,966	$517,153	$207,020	$204,665	$79,655	$491,340
Sales channels:
Service provider	$839	$2,507	$47,182	$50,528	$713	$9,298	$60,936	$70,947
Non-service provider	251,811	199,030	15,784	466,625	206,307	195,367	18,719	420,393
Total	$252,650	$201,537	$62,966	$517,153	$207,020	$204,665	$79,655	$491,340

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

The preliminary total purchase consideration was $12.6 million, which consisted of $12.1 million in cash paid in the second quarter of 2025, and $0.5 million in acquisition holdback for potential purchase price adjustments and indemnification, if any. In addition, $2.4 million may be payable as retention compensation. The acquisition qualified as a business combination and was accounted for using the acquisition method. The results of Exium have been included in the unaudited condensed consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

Of the total preliminary purchase consideration, $9.5 million was allocated to goodwill, $4.2 million to developed technology platform, and $1.1 million to deferred tax liability. All the other assets acquired and liabilities assumed were immaterial.

The goodwill recorded on the acquisition of Exium is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized was allocated to the Company's Enterprise segment, and it is primarily attributable to expected synergies, and future growth opportunities associated with Exium’s cybersecurity platform.

Developed technology platform of $4.2 million was valued using the multi-period excess earnings method under the income approach, which discounted the asset's projected future cash flows at 28.0%. The provisional amortization period is seven years.

In connection with the acquisition, the Company recorded net deferred tax liabilities of $1.1 million, resulting from the recognition of $4.3 million in gross temporary differences related to the book basis of the intangible assets for which the Company has no tax basis.

Note 5. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of September 28, 2025 and December 31, 2024, were as follows:

	September 28, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,748	$131	$—	$119,879
Total	$119,748	$131	$—	$119,879

	December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,199	$171	$—	$119,370
Total	$119,199	$171	$—	$119,370

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The contractual maturities on the U.S. treasury securities as of September 28, 2025 are all due within one year. Accrued interest receivable as of September 28, 2025 was $1.4 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of September 28, 2025 and December 31, 2024.

In the three and nine months ended September 28, 2025 and September 29, 2024, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments for these securities during the three and nine months ended September 28, 2025 and September 29, 2024. Refer to Note 13, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	September 28, 2025	December 31, 2024
Raw materials	$10,710	$13,439
Finished goods	155,851	149,100
Total	$166,561	$162,539

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $0.7 million and $2.9 million for the three and nine months ended September 28, 2025, respectively, and $2.1 million and $5.1 million for the three and nine months ended September 29, 2024, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is a risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	September 28, 2025	December 31, 2024
Machinery and equipment	$53,904	$54,355
Furniture and fixtures	2,960	4,185
Leasehold improvements	18,715	15,843
Software	22,379	24,610
Computer equipment	5,060	5,384
Total property and equipment, gross	103,018	104,377
Accumulated depreciation	$(79,881)	$(93,089)
Total	$23,137	$11,288

Other non-current assets

(In thousands)	September 28, 2025	December 31, 2024
Non-current deferred income taxes	$2,553	$2,332
Long-term investments	8,718	8,381
Restricted cash	2,100	2,107
Other	3,784	3,767
Total	$17,155	$16,587

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-term equity investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of September 28, 2025 and September 29, 2024, respectively. For such equity investments without readily determinable fair value still held at September 28, 2025, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes was $0.3 million. Investments in limited partnership funds amounted to $2.7 million as of September 28, 2025, $2.4 million as of September 29, 2024, and $2.3 million as of December 31, 2024 and December 31, 2023, respectively.

Other accrued liabilities

(In thousands)	September 28, 2025	December 31, 2024
Current operating lease liabilities	$3,589	$10,837
Sales and marketing	53,482	59,129
Warranty obligations	5,758	5,192
Sales returns(1)	24,067	31,711
Freight and duty	4,909	4,979
Other	32,825	36,230
Total	$124,630	$148,078

(1)
Inventory expected to be received from future sales returns amounted to $11.1 million and $15.1 million as of September 28, 2025 and December 31, 2024, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $8.3 million and $9.0 million as of September 28, 2025 and December 31, 2024, respectively.

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

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $4.7 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about eleven non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $3.0 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	September 28, 2025	December 31, 2024	Location	September 28, 2025	December 31, 2024
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$142	$979	Other accrued liabilities	$62	$254
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	19	74	Other accrued liabilities	4	19
Total		$161	$1,053		$66	$273

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Numerator:
Net income (loss)	$(4,777)	$85,074	$(17,239)	$21,249

Denominator:
Weighted average common shares – basic	28,638	28,705	28,756	28,992
Potentially dilutive common share equivalent	—	659	—	397
Weighted average common shares – dilutive	28,638	29,364	28,756	29,389

Basic net income (loss) per share	$(0.17)	$2.96	$(0.60)	$0.73
Diluted net income (loss) per share	$(0.17)	$2.90	$(0.60)	$0.72

Anti-dilutive employee stock-based awards, excluded	875	1,332	373	1,053

Note 8. Income Taxes

The income tax provision for the three and nine months ended September 28, 2025 was $0.7 million, or an effective tax rate of (18.2)%, and $3.0 million, or an effective tax rate of (21.1)%, respectively. The income tax provision for the three and nine months ended September 29, 2024 was $14.2 million, or an effective tax rate of 14.3%, and $15.1 million, or an effective tax rate of 41.5%, respectively. Due to the Company’s full valuation allowance for U.S. federal and state tax purposes, the changes in taxes for the three and nine months ended September 28, 2025, compared to the prior year periods, were primarily a result of the Company reporting $99.3 million and $36.3 million of pretax book income for the three and nine months ended September 29, 2024, respectively, and the current income tax implications of this income with no deferred tax benefit in the 2024 year as compared to the Company reporting $4.0 million and $14.2 million of pretax book loss for the three and nine months ended September 28, 2025 and the current income tax implications in the 2025 year with no deferred tax benefit.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company evaluated the current results as of the period ended September 28, 2025, coupled with the expectations for the remainder of the year, and determined that it continues to not be more likely than not that the deferred tax assets would be realized, and accordingly, has recorded no benefit for the forecasted tax loss for the three months ended September 28, 2025.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

Note 9. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of September 28, 2025, the Company had approximately $60.5 million, as compared to $57.4 million as of December 31, 2024, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of September 28, 2025, $171.3 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to less than $0.1 million and $0.4 million for the three and nine months ended September 28, 2025, respectively, and a gain of $1.2 million and a loss of $5.0 million for the three and nine months ended September 29, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-Trade Commitments

As of September 28, 2025, the Company had non-cancellable purchase commitments of $9.4 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Balance as of beginning of the period	$5,565	$4,771	$5,192	$5,738
Provision for warranty liability made	1,414	1,060	4,090	2,468
Settlements made	(1,221)	(1,046)	(3,524)	(3,421)
Balance as of the end of the period	$5,758	$4,785	$5,758	$4,785

Leases

During the third fiscal quarter of 2025, the lease commencement date for the new headquarters office lease, which was executed in 2024, occurred. While the contractual commencement date under the lease agreement differs from the accounting commencement date, the lease has a remaining non-cancelable term of 11 years and is now recognized on the unaudited consolidated balance sheets. Short-term and long-term undiscounted non-cancelable lease payments associated with this lease totaled approximately $3.1 million and $39.8 million, respectively, as of September 28, 2025. This lease replaced the Company's previous headquarters lease, which expired in September 2025, around the time of its relocation to the new facility.

Litigation and Other Legal Matters

From time to time, the Company is involved in disputes, litigation, and other legal actions. In all cases, at each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of loss is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies. In such cases, the Company accrues for the amount, or if a range, the Company accrues the low end of the range, only if there is not a better estimate than any other amount within the range, as a component of legal expense within litigation reserves, net. The Company monitors developments in these legal matters that could affect the estimate the Company had previously accrued. In relation to such matters, the Company currently believes that there are no existing claims or proceedings that are likely to have a material adverse effect on its financial position within the next twelve months, or the outcome of these matters is currently not determinable. There are many uncertainties associated with any litigation, and these actions or other third-party claims against the Company may cause the Company to incur costly litigation and/or substantial settlement charges. In addition, the resolution of any intellectual property litigation may require the Company to make royalty payments, which could have an adverse effect in future periods. If any of those events were to occur, the Company’s business, financial condition, results of operations, and cash flows could be adversely affected. The actual liability in any such matters may be materially different from the Company’s estimates, which could result in the need to adjust the liability and record additional expenses.

The Company does not believe that it will incur a material loss for any of its pending litigation matters at this time, and consequently has not established any material loss provisions.

Note 10. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the nine months ended September 28, 2025 and September 29, 2024, the Company repurchased, retired and reported, based on trade date, approximately 1.3 million and 1.7

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million shares of common stock, at a cost of approximately $35.0 million and $22.9 million, respectively. As of September 28, 2025, approximately 2.0 million shares remained authorized for repurchase under the repurchase program.

The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Unit Withholdings

The Company withholds shares of its common stock to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving RSUs. The Company withheld and reported, based on trade date, approximately 452,000 shares and 222,000 shares of common stock, at a cost of approximately $11.8 million and $3.3 million, during the nine months ended September 28, 2025 and September 29, 2024, respectively.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2024	$169	$79	$(7)	$241
Other comprehensive income (loss) before reclassifications	(40)	(951)	195	(796)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(895)	188	(707)
Net current period other comprehensive income (loss)	(40)	(56)	7	(89)
Balance as of September 28, 2025	$129	$23	$—	$152

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2023	$126	$7	$3	$136
Other comprehensive income (loss) before reclassifications	233	(821)	151	(437)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(573)	120	(453)
Net current period other comprehensive income (loss)	233	(248)	31	16
Balance as of September 29, 2024	$359	$(241)	$34	$152

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(64)	$(461)	$(1,128)	$(670)
Cost of revenue	(1)	—	2	—
Research and development	(4)	8	48	6
Sales and marketing	(3)	18	147	60
General and administrative	(3)	24	36	31
Total before tax	(75)	(411)	(895)	(573)
Tax impact	16	86	188	120
Total, net of tax	$(59)	$(325)	$(707)	$(453)

Note 11. Employee Benefit Plans

2025 Equity Incentive Plan

In April 2025, the Company's Board of Directors adopted the 2025 Equity Incentive Plan (the "2025 Plan") which was approved by the Company's stockholders at the 2025 Annual Meeting of Stockholders on May 29, 2025. The 2025 Plan provides for the granting of stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to eligible directors, employees and consultants of the Company. The maximum aggregate number of shares that may be issued under the 2025 Plan is 750,000 shares, plus (i) any shares that were available for grant under the 2016 Plan as of immediately prior to the date the 2025 Plan becomes effective, plus (ii) any shares granted under the 2016 Plan that expire, are forfeited to or repurchased by the Company. As of September 28, 2025, approximately 2.3 million shares were reserved and available for future grants under the 2025 Plan.

Time-based RSUs granted generally vest over three years with the first tranche at the end of twelve months from the vest start date and the remaining vesting quarterly over the remaining two years. RSUs do not have an expiration date. Performance-based RSUs granted generally vest at the end of a three-year period if performance conditions are met.

Any shares that are tendered by a participant or retained by the Company as full or partial payment for the purchase of an award or to satisfy tax withholding obligations in connection with an award granted under the 2025 Plan, or under the 2016 Plan after the 2025 Plan became effective, shall again be made available for issuance under the 2025 Plan.

2016 Equity Incentive Plan

The Company granted options, time-based RSUs and performance-based RSUs under the 2016 Incentive Plan (the “2016 Plan”), under which awards were granted to employees. Vesting periods under this plan were generally four years for options, three years for performance-based RSUs, and three or four years for time-based RSUs. As disclosed above, in May 2025, the Company adopted the 2025 Plan, which superseded the 2016 Plan with respect to new equity award grants. No additional awards will be granted under the 2016 Plan following the effective date of the 2025 Plan. However, (i) any shares that remained available for grant under the 2016 Plan immediately prior to the 2025 Plan’s effective date and (ii) any shares subject to awards granted under the 2016 Plan that are subsequently forfeited, expire, or are repurchased by the Company, will become available for issuance under the 2025 Plan. All outstanding awards previously granted under the 2016 Plan remain outstanding and continue to be governed by the applicable terms and conditions of that plan. Any shares that are tendered by a participant of the 2016 Plan or retained by the Company as full or partial payment to the Company for the purchase of an award or to satisfy tax withholding obligations in connection with an award shall no longer again be made available for issuance under the 2016 Plan.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2024 Inducement Plan

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. In May 2025, the Company’s Board of Directors approved an amendment to the 2024 Inducement Plan which increased the number of shares of the Company’s common stock that may be issued under the 2024 Inducement Plan by an additional 600,000 shares. As of September 28, 2025, approximately 0.3 million shares were reserved for future grants under the 2024 Inducement Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. In May 2025, the stockholders of the Company approved an amendment to the 2003 Employee Stock Purchase Plan to increase the number of shares of common stock authorized for sale under the ESPP by 1.5 million shares. As of September 28, 2025, approximately 1.7 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2024	475	$32.60
Exercised	(198)	$26.56
Expired	(170)	$38.97
Outstanding as of September 28, 2025	107	$33.73

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	2,550	$17.64
Granted	1,032	$27.79
Vested	(979)	$18.48
Cancelled	(183)	$18.31
Outstanding as of September 28, 2025	2,420	$21.58

Performance-Based RSU Activity

Since 2020, the Company’s executives have been granted performance-based restricted stock units (“PSUs”) under the 2016 Plan with vesting occurring at the end of a three-year period, contingent upon the achievement of specified performance conditions. In February 2024, the Company granted PSUs under the 2024 Inducement Plan to its newly-hired Chief Executive Officer with 1/3 of the target PSUs being allocated to each tranche and vesting occurring at the end of each anniversary of the vesting commencement date over a three-year period. In addition, in 2024 and 2025, the Company granted PSUs under the 2016 Plan, 2024 Inducement Plan and 2025 Plan to its newly-hired employees or executives with vesting generally occurring at the end of a three-year period if performance conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance or market conditions and the recipients’ continued service with the Company. The number of PSUs to vest could range from 0% to up to 200% of the target shares granted. For PSUs with a performance condition, at the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

service period. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date for each tranche.

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	655	$20.93
Granted	423	$44.37
Vested	(249)	$20.85
Cancelled	(34)	$22.13
Outstanding as of September 28, 2025	795	$33.38

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
Cost of revenue	$562	$444	$1,440	$1,222
Research and development	1,483	868	3,075	2,410
Sales and marketing	2,450	1,520	5,579	3,992
General and administrative	4,313	2,788	10,885	8,428
Total	$8,808	$5,620	$20,979	$16,052

As of September 28, 2025, $64.6 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) expected to be recognized over a weighted-average period of 2.0 years.

Note 12. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. As previously announced, in the first fiscal quarter of 2025, the Company realigned its business structure by separating the Connected Home segment into two distinct reportable segments: Home Networking and Mobile. This realignment is intended to further strengthen the Company's operational and financial management and enable further focus on growth opportunities while maintaining financial discipline. The leadership team of each segment focuses on serving the unique needs of their customers through product and service development from both a product marketing and engineering standpoint, while also managing the sales and marketing functions that support their businesses. Effective January 1, 2025, the Company operates and reports in three segments: Enterprise, Home Networking and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation.

•
Enterprise: Focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price;
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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenues less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing and general and administrative expenses, amortization of intangible assets, stock-based compensation expense, acquisition related expenses, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	September 28, 2025				September 29, 2024
(In thousands, except percentage data)	Enterprise	Home Networking	Mobile	Total	Enterprise	Home Networking (2)	Mobile (2)	Total
Net revenue	$90,838	$72,647	$21,076	$184,561	$78,530	$77,740	$26,584	$182,854
Cost of revenue	44,486	52,543	14,538	111,567	43,436	60,770	21,721	125,927
Gross profit	46,352	20,104	6,538	72,994	35,094	16,970	4,863	56,927
Gross margin	51.0%	27.7%	31.0%	39.6%	44.7%	21.8%	18.3%	31.1%
Operating expenses	23,737	18,551	6,239	48,527	18,961	20,662	5,951	45,574
Contribution income (loss)	22,615	1,553	299	24,467	16,133	(3,692)	(1,088)	11,353
Contribution margin	24.9%	2.1%	1.4%	13.3%	20.5%	(4.7)%	(4.1)%	6.2%
Corporate and unallocated costs				(20,650)				(9,708)
Amortization of intangible assets				(180)				—
Stock-based compensation expense				(8,808)				(5,620)
Acquisition related expenses				(286)				—
Restructuring and other charges				(1,514)				(1,072)
Litigation reserves, net				(98)				100,855
Other income, net (1)				3,028				3,485
Income (loss) before income taxes				$(4,041)				$99,293

	Nine Months Ended
	September 28, 2025				September 29, 2024
(In thousands, except percentage data)	Enterprise	Home Networking	Mobile	Total	Enterprise	Home Networking (2)	Mobile (2)	Total
Net revenue	$252,650	$201,537	$62,966	$517,153	$207,020	$204,665	$79,655	$491,340
Cost of revenue	131,052	146,709	45,216	322,977	123,045	165,956	64,574	353,575
Gross profit	121,598	54,828	17,750	194,176	83,975	38,709	15,081	137,765
Gross margin	48.1%	27.2%	28.2%	37.5%	40.6%	18.9%	18.9%	28.0%
Operating expenses	65,386	51,843	17,061	134,290	55,877	60,187	18,317	134,381
Contribution income (loss)	56,212	2,985	689	59,886	28,098	(21,478)	(3,236)	3,384
Contribution margin	22.2%	1.5%	1.1%	11.6%	13.6%	(10.5)%	(4.1)%	0.7%
Corporate and unallocated costs				(59,890)				(48,864)
Amortization of intangible assets				(180)				—
Stock-based compensation expense				(20,979)				(16,052)
Acquisition related expenses				(991)				—
Restructuring and other charges				(7,118)				(3,792)
Litigation reserves, net				(136)				92,625
Other income, net (1)				15,175				9,048
Income (loss) before income taxes				$(14,233)				$36,349

(1)
Amounts included interest income of $2.7 million and $9.1 million for the three and nine months ended September 28, 2025, respectively, and $3.3 million and $8.3 million for the three and nine months ended September 29, 2024, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $0.7 million and $(2.4) million for the three and nine months ended September 28, 2025, respectively, and $(1.6) million

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

and $0.5 million for the three and nine months ended September 29, 2024, respectively. For the nine months ended September 28, 2025, the amount also included proceeds of $4.7 million from a sale of patents.
(2)
Financial information for the Home Networking and Mobile segment in the prior year periods were recast to conform to the current reportable segment structure.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024	September 28, 2025	September 29, 2024
United States (U.S.)	$124,330	$124,305	$341,131	$324,388
Americas (excluding U.S.)	3,755	3,447	10,994	8,795
EMEA (1)	36,936	32,798	103,440	91,340
APAC (1)	19,540	22,304	61,588	66,817
Total net revenue	$184,561	$182,854	$517,153	$491,340

(1)
No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	September 28, 2025	December 31, 2024
United States (U.S.)	$42,125	$19,057
Canada	4,588	5,573
Americas (excluding U.S. and Canada)	14	39
EMEA	2,770	3,127
Singapore	3,794	4,841
APAC (excluding Singapore) (1)	8,535	6,698
Total	$61,826	$39,335

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 13. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 28, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$92,182	$92,182	$—
Available-for-sale investments: U.S. treasury securities(1)	119,879	—	119,879
Trading securities: mutual funds(1)	3,024	3,024	—
Foreign currency forward contracts(2)	161	—	161
Total assets measured at fair value	$215,246	$95,206	$120,040
Liabilities:
Foreign currency forward contracts(3)	$66	$—	$66
Total liabilities measured at fair value	$66	$—	$66

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$111,043	$111,043	$—
Available-for-sale investments: U.S. treasury securities(1)	119,370	—	119,370
Trading securities: mutual funds(1)	2,876	2,876	—
Foreign currency forward contracts(2)	1,053	—	1,053
Total assets measured at fair value	$234,342	$113,919	$120,423
Liabilities:
Foreign currency forward contracts(3)	$273	$—	$273
Total liabilities measured at fair value	$273	$—	$273

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

Restructuring and other charges recognized in the three and nine months ended September 28, 2025 and September 29, 2024, respectively, were primarily for severance, and other costs in relation to the reorganization of the business. These initiatives were undertaken to reduce costs, and reinvest into the business to capitalize on the Company's highest priority opportunities to drive revenue growth and improve profitability. The vast majority of the liabilities as of September 28, 2025 are expected to be settled in 2025.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2024	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at September 28, 2025
Restructuring
Employee termination charges	$664	$6,997	$(5,587)	$20	$2,094
Lease contract termination and other charges	—	121	(10)	(36)	75
Total Restructuring and other charges	$664	$7,118	$(5,597)	$(16)	$2,169

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2023	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at September 29, 2024
Restructuring
Employee termination charges	$257	$3,493	$(3,061)	$(19)	$670
Lease contract termination and other charges	30	299	(86)	(243)	—
Total Restructuring and other charges	$287	$3,792	$(3,147)	$(262)	$670

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR's reporting structure; NETGEAR's belief of the principal competitive factors in the business, consumer, and service provider markets for networking products; expectations regarding more predictable performance that is aligned to the market, including as a result of our efforts to work with our channel partners to optimize their inventory carrying levels; expectations regarding transportation costs; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including Enterprise, Home Networking and Mobile products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory levels, inventory management and inventory costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding expected tax rates or tax expenses and changes in legislation related to the taxation of business entities; expectations regarding the impact of acquisitions, including the acquisition of Exium; expectations regarding our product portfolio, and expectations regarding NETGEAR’s subscription services and service revenue. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Business and Executive Overview

We are a global leader in innovative and advanced networking technologies for businesses, homes, and service providers. We deliver a wide range of intelligent solutions designed to unleash the full potential of connectivity. Our goal is to power extraordinary experiences where people collaborate and connect to a world of information and innovation. Our highly differentiated connected solutions range from switching and wireless products to augment business networks and audio and video (“AV”) over Ethernet for Pro AV applications to our good, better, and best WiFi solutions, security and support services to protect and enhance business and home networks. Additionally, we continually invest in research and development to create new technologies and services and to capitalize on technological inflection points and trends, including cybersecurity and product security, audio and video over Ethernet, multi-Gigabit internet service to homes, WiFi 7, eSIM and future technologies. Our product line helps to create and extend wired and wireless networks as well as devices that attach to the network, such as services that complement and enhance our product line offerings. These products are available in multiple configurations to address the changing needs of our customers in each geographic region.

As we announced in February 2025, beginning with the first quarter of 2025, we realigned our business structure by separating the previously disclosed Connected Home segment into two distinct reportable segments: Home Networking and Mobile. This realignment strengthened our operational and financial management and enabled greater focus on segment-specific growth opportunities while maintaining financial discipline. Effective January 1, 2025, we operate and report in three segments: Enterprise, Home Networking and Mobile. The leadership team of each segment focuses on serving the unique needs of their customers through product and service development from both a product marketing and engineering standpoint, while also managing the sales and marketing functions that support their businesses. The Enterprise segment focuses on businesses and provides solutions for business networking, wireless local area network (“LAN”), audio and video over Ethernet for Pro AV applications, security and remote management providing enterprise-class functionality at an affordable price. The Home Networking segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 multi-band mesh systems, routers, and subscription services that provide consumers a range of value-added services focused on performance, security, privacy, and premium support. The Mobile segment focuses on both consumers and businesses and provides high-performance Mobile (4G/5G) products, including WiFi 7, WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to meet the growing demand for on-the-go, high-speed and reliable internet connectivity with advanced security features. The prior-year segment financial information has been recast to conform to the current-year presentation.

Beginning in the fourth quarter of 2025, we plan to further streamline our reporting structure by transitioning to two reportable segments: NETGEAR Enterprise and NETGEAR Consumer. This next phase of realignment is intended to align our financial reporting more closely with our go-forward business strategy and customer focus. The simplified structure is designed to enhance operational efficiency, better align resources with our strategic priorities, and provide greater transparency into business performance.

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, DMRs, VARs, broadband service providers, and through our direct online store at www.netgear.com. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and Connection in domestic markets. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. In addition, we also sell our products through broadband service providers, such as multiple system operators, xDSL, mobile, and other broadband technology operators domestically and internationally. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, additionally customers are purchasing products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase for the foreseeable future.

Financial Overview

During the three months ended September 28, 2025, our net revenue increased by $1.7 million, compared to the prior year period, primarily due to a $12.3 million increase in the Enterprise segment, partially offset by a $5.5 million decline in the Mobile segment and a $5.1 million decline in the Home Networking segment. The increase in Enterprise net revenue was mainly attributable to continued strong demand for Pro AV product line of managed switches, which achieved double-digit end-market sales growth, benefiting from higher average selling prices and increased unit volumes. The decline in the Mobile segment was mainly due to lower service provider channel sales. The decline in the Home Networking segment was primarily due to a reduction in market share amid increased competition. Gross margin improved by 820 basis points year-over-year, primarily due to a favorable product mix weighted toward Enterprise and lower inventory costs resulting from the depletion of older, higher-cost inventory. These improvements, along with higher net revenue, partially offset the operating loss for the current period. We recorded an operating loss of $7.1 million, compared to operating income of $95.8 million in the prior year period. The change was mainly attributable to the payment received from the successful settlement of TP-Link litigation in the prior year, which resulted in the recognition of a $92.7 million contra-expense in litigation reserves, the reversal of an $8.2 million contingent liability for success-based legal fees, and a $10.9 million reduction in general and administrative expenses to offset the related legal fees incurred. Additionally, we incurred higher facility-related costs in the current quarter associated with the completion of our relocation to the new San Jose headquarters.

Geographically, net revenue from Enterprise segment increased in all three regions, while net revenue from Mobile segment slightly increased in EMEA but decreased in Americas and APAC, and net revenue from Home Networking segment declined in all three regions, during the three months ended September 28, 2025, compared to the prior year period, respectively.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, recent delays in the release of certain U.S. economic data, elevated though declining interest rates, foreign exchange rate fluctuation, particularly involving the U.S. dollar, and ongoing trade policy shifts, including tariffs related to the U.S. and key international countries as well as recently proposed U.S. tariffs and intensified trade actions. Geopolitical tensions and episodic maritime security incidents along with evolving supply chain disruptions and volatile ocean freight spot rates have further added to the complexity of the global landscape. In light of this environment, we continue to invest in cybersecurity, product security, and sourcing to enhance security of our products as well as regulatory compliance readiness. The extent of impacts from these macroeconomic and geopolitical trends and from our ongoing investment and go-to-market initiatives on our operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight remain unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends, uncertainty and strategic investment initiatives.

Looking forward, we expect continued strong end-user demand for our Pro AV product line of managed switches within the Enterprise segment. While we anticipate ongoing improvements in our supply position, we expect supply constraints to persist, which may limit our ability to fully capture the topline potential of this growing business. For our Home Networking segment, we are seeing positive signs from our broader product portfolio as it continues to address market needs. For our Mobile segment, we expect revenue to remain consistent with the third fiscal quarter as we await new product introductions to expand the portfolio, with benefits expected to materialize next year. As we further ramp our planned investments, with a focus on insourcing software development capabilities and enhancing our go-to-market efforts to support our Enterprise business, we are also executing on our strategy of capitalizing on the technological inflection points of audio and video over Ethernet, WiFi 7, WiFi 6E, WiFi 6, and 5G, to develop products that serve a broader segment of the market with a good, better, best product strategy, and to simplify, develop and roll out service offerings that build recurring service revenue streams.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Nine Months Ended
(In thousands, except percentage data)	September 28, 2025		September 29, 2024		September 28, 2025		September 29, 2024
Net revenue	$184,561	100.0%	$182,854	100.0%	$517,153	100.0%	$491,340	100.0%
Cost of revenue	112,309	60.9%	126,371	69.1%	324,597	62.8%	354,797	72.2%
Gross profit	72,252	39.1%	56,483	30.9%	192,556	37.2%	136,543	27.8%
Operating expenses:
Research and development	23,328	12.6%	20,905	11.4%	62,482	12.1%	60,983	12.4%
Sales and marketing	33,762	18.2%	31,196	17.1%	92,856	17.9%	91,482	18.6%
General and administrative	20,619	11.2%	8,357	4.6%	59,372	11.5%	45,610	9.3%
Litigation reserves, net	98	0.1%	(100,855)	(55.2)%	136	0.0%	(92,625)	(18.9)%
Restructuring and other charges	1,514	0.8%	1,072	0.6%	7,118	1.4%	3,792	0.8%
Total operating expenses	79,321	42.9%	(39,325)	(21.5)%	221,964	42.9%	109,242	22.2%
Income (loss) from operations	(7,069)	(3.8)%	95,808	52.4%	(29,408)	(5.7)%	27,301	5.6%
Other income, net	3,028	1.6%	3,485	1.9%	15,175	2.9%	9,048	1.8%
Income (loss) before income taxes	(4,041)	(2.2)%	99,293	54.3%	(14,233)	(2.8)%	36,349	7.4%
Provision for income taxes	736	0.4%	14,219	7.8%	3,006	0.5%	15,100	3.1%
Net income (loss)	$(4,777)	(2.6)%	$85,074	46.5%	$(17,239)	(3.3)%	$21,249	4.3%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024

Americas	$128,085	0.3%	$127,752	$352,125	5.7%	$333,183
Percentage of net revenue	69.4%		69.9%	68.1%		67.8%
EMEA	$36,936	12.6%	$32,798	$103,440	13.2%	$91,340
Percentage of net revenue	20.0%		17.9%	20.0%		18.6%
APAC	$19,540	(12.4)%	$22,304	$61,588	(7.8)%	$66,817
Percentage of net revenue	10.6%		12.2%	11.9%		13.6%
Total net revenue	$184,561	0.9%	$182,854	$517,153	5.3%	$491,340

Americas

Net revenue in Americas increased in the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to growth in Enterprise segment's net revenue of 13.2% and 25.8%, partially offset by decreases in the Mobile segment’s net revenue of 21.0% and 25.2%, respectively. Enterprise net revenue increased primarily due to higher demand for Pro AV product line of managed switches, while Mobile segment net revenue declined primarily due to lower sales in the service provider channel, compared to the prior year periods. Additionally, Enterprise net revenue for the nine-month period benefited from the prior year’s first-half inventory optimization efforts with channel partners.

EMEA

Net revenue in EMEA increased in the three and nine months ended September 28, 2025, compared to the prior year periods, primarily driven by growth in the Enterprise segment, which increased 21.9% and 22.8%, respectively. The improvement reflected continued strong demand for the Pro AV product line of managed switches. Net revenue in EMEA in the nine-month period also benefited from the prior-year first-half inventory optimization efforts with our channel partners.

APAC

Net revenue in APAC decreased in the three and nine months ended September 28, 2025, compared to the prior year periods, primarily attributable to declines in the Home Networking segment’s net revenue of 52.0% and 45.8%, respectively, mainly driven by lower sales in both the retail and the service provider channels. These declines were partially offset by growth in the Enterprise segment’s net revenue of 12.7% and 11.0%, respectively, primarily attributable to higher demand for the Pro AV product line of managed switches.

For further discussions specific to our Enterprise, Home Networking and Mobile segments, refer to the "Segment Information" section below.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Cost of revenue	$112,309	(11.1)%	$126,371	$324,597	(8.5)%	$354,797
Gross margin percentage	39.1%		30.9%	37.2%		27.8%

Our gross margin increased for the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to a higher mix of Enterprise products, which generally carry higher gross margins, and lower inventory costs resulting from the depletion of older, higher-cost inventory. The increase in the nine-month period also benefited from reduced sales returns and lower charges for excess and obsolete inventory.

We expect our gross margin in the fourth fiscal quarter of 2025 to be in line with or slightly decrease from the third quarter of 2025 level. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Research and development	$23,328	11.6%	$20,905	$62,482	2.5%	$60,983

Research and development expenses increased for the three and nine months ended September 28, 2025, compared to the prior year periods, primarily driven by higher personnel-related expenditures of $1.9 million and $3.8 million, respectively, mainly due to higher head count and higher variable compensation. These increases were partially offset by decreases in engineering projects and outside professional services of $0.5 million and $1.9 million, for the three- and nine-month periods, respectively. Additionally, IT and facility allocations increased by $0.7 million for the three-month period but decreased by $0.7 million for the nine-month period.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the fourth fiscal quarter of 2025 to be in line or slightly increase from the third quarter of 2025 level. We continue to invest in research and development to grow audio and video over Ethernet, web-managed, AV over IP managed switches, Enterprise wireless products, our cloud platform capabilities, our recurring services and mobile applications, and to broaden our WiFi 7 offerings for consumers to align to our good-better-best strategy and broaden our 5G mobile products. Our Enterprise segment will continue to receive most of our incremental investments in the remainder of 2025 and we will be focused on in-sourcing our software capabilities, expanding our product portfolio that will allow us to grow our share in the sizable AV and enterprise WiFi markets. In the second quarter of 2025, we established an in-house research and development center in Chennai, India through the hiring of a team of experienced engineers, and completed the acquisition of Exium. These strategic initiatives are expected to accelerate the transition to internally managed software development, increase innovation velocity, reduce development costs, and reduce reliance on third-party vendors. The recently onboarded teams focus on leveraging artificial intelligence or integrating networking security to significantly simplify networking solutions for small and medium-sized businesses. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Sales and marketing	$33,762	8.2%	$31,196	92,856	1.5%	$91,482

Sales and marketing expenses increased for the three and nine months ended September 28, 2025, compared to the prior year periods, primarily driven by higher personnel-related expenditures of $3.1 million and $6.8 million, respectively, mainly due to higher headcount and variable compensation. These increases were partially offset by decreases in brand marketing expenditures of $0.8 million and $2.9 million and in outside professional services of $0.7 million and $2.1 million for the three- and nine-month periods, respectively. Additionally, outbound freight costs increased by $0.5 million for the three-month period but decreased by $0.6 million for the nine-month period.

We expect sales and marketing expenses in absolute dollar amount in the fourth fiscal quarter of 2025 to be in line with the third quarter of 2025 level. We expect most of our incremental investments in sales and marketing in 2025 will be related to go-to-market capabilities of our product offerings in the Enterprise segment, partially offset by efficiencies in marketing on the consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
General and administrative	$20,619	146.7%	$8,357	$59,372	30.2%	$45,610

General and administrative expenses increased for the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to the absence of a $10.9 million reduction in expenses recorded in the prior year periods to offset legal fees associated with the successful TP-Link litigation settlement. The increases for the three- and nine-month periods were also driven by higher personnel-related expenditures of $2.0 million and $4.0 million, respectively. The higher personnel-related expenditures were mainly due to increased stock-based compensation associated with executive transitions, and higher variable compensation.

We expect general and administration expenses in absolute dollar amount in the fourth fiscal quarter of 2025 to decrease from the third quarter of 2025 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future increases or decreases in general and administrative expenses are difficult to predict in absolute dollars due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, asserting and enforcing our intellectual property portfolio, acquisition related activities, and other factors.

Litigation Reserves, Net

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Litigation reserves, net	$98	**	$(100,855)	$136	**	$(92,625)

** Percentage change not meaningful.

The increases in litigation reserves, net for the three and nine months ended September 28, 2025, compared to the prior year periods, were primarily attributable to the prior-year recognition of a $92.7 million contra-expense and the reversal of an $8.2 million contingent liability for success-based legal fees, both resulting from payment received from the successful settlement of TP-Link litigation.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Restructuring and other charges	$1,514	41.2%	$1,072	$7,118	87.7%	$3,792

Restructuring and other charges increased for the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to restructuring activities initiated in January 2025 and carried out throughout the year. This restructuring was aimed at reducing costs, and reinvesting into the business to capitalize on our highest priority opportunities to drive revenue growth and improve profitability. For a detailed discussion of restructuring and other charges, refer to Note 14, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Other income, net	$3,028	(13.1)%	$3,485	$15,175	67.7%	$9,048

The decrease in other income, net for the three months ended September 28, 2025, compared to the prior year period, was primarily due to lower interest income resulting from lower cash and short-term investment balances. The increase in other income, net for the nine months ended September 28, 2025, compared to the prior year period, was primarily due to $4.7 million of proceeds from the sale of patents in the current year, higher net gains on foreign currency transactions and contracts, and higher interest income resulting from higher average cash and short-term investment balances.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Provision for income taxes	$736	(94.8%)	$14,219	$3,006	(80.1%)	$15,100
Effective tax rate	(18.2)%		14.3%	(21.1)%		41.5%

Due to our full valuation allowance for U.S. federal and state tax purposes, the changes in taxes for the three and nine months ended September 28, 2025, compared to the prior year periods, were primarily a result of our reporting $99.3 million and $36.3 million of pretax book income for the three and nine months ended September 29, 2024, respectively, and the current income tax implications of this income with no deferred tax benefit in the 2024 year as compared to our reporting $4.0 million and $14.2 million of pretax book loss for the three and nine months ended September 28, 2025 and the current income tax implications in the 2025 year with no deferred tax benefit.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and we continue to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact our effective tax rate or cash flows in the current fiscal year.

Segment Information

As disclosed above, in the first fiscal quarter of 2025, we realigned our business structure by separating the Connected Home segment into two distinct reportable segments: Home Networking and Mobile. Effective January 1, 2025, we operate and report in three segments: Enterprise, Home Networking and Mobile. The prior-year segment financial information has been recast to conform to the current-year presentation. Additional information on the realignment, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 12, Segment Information, and information on net revenue by sales channels can be found in Disaggregation of Revenue in Note 3, Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Enterprise Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Net revenue	$90,838	15.7%	$78,530	$252,650	22.0%	$207,020
Percentage of net revenue	49.2%		42.9%	48.8%		42.1%
Contribution income	$22,615	40.2%	$16,133	$56,212	100.1%	$28,098
Contribution margin	24.9%		20.5%	22.2%		13.6%

Enterprise segment's net revenue increased in the three and nine months ended September 28, 2025, primarily driven by continued strong demand for Pro AV product line of managed switches, compared to the prior year periods. This growth reflected double-digit end-market sales expansion, benefiting from higher average selling prices and increased unit volumes. We also began to see more predictable performance aligned to the market. Geographically, net revenue increased in all three regions in the three- and nine-month periods, driven by higher demand for the Pro AV product line of managed switches, with the nine-month period also benefiting from first-half prior-year inventory optimization efforts with our channel partners.

Enterprise segment's contribution income increased in the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to higher net revenue and improved gross margins, mainly driven by a higher mix of our Pro AV product line of managed switches. The increase for the nine-month period was also attributable to the reduced charges for excess or obsolete inventory.

Home Networking Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Net revenue	$72,647	(6.6)%	$77,740	$201,537	(1.5)%	$204,665
Percentage of net revenue	39.4%		42.6%	39.0%		41.7%
Contribution income (loss)	$1,553	**	$(3,692)	$2,985	**	$(21,478)
Contribution margin	2.1%		(4.7)%	1.5%		(10.5)%

** Percentage change not meaningful.

Home Networking segment's net revenue decreased in the three and nine months ended September 28, 2025, compared to the prior year periods. The decrease in the three-month period was primarily driven by reduced market share amid increased competition, while the decline in the nine-month period reflected the impact of broader market softness experienced earlier in the year. Our premium portfolio of products continued to outperform the market, and we saw growth in our service revenue, compared to the prior year periods. Geographically, Home Networking segment's net revenue declined across all three regions for the three and nine months ended September 28, 2025, compared to the prior year periods, except for an increase in Americas during the nine-month period.

Home Networking segment generated contribution income in the three and nine months ended September 28, 2025, compared to contribution losses in the prior year periods. The improvements were primarily driven by higher gross margins, which benefited from a more favorable product mix of WiFi 7 products, higher service revenue, lower product costs, reduced sales returns, decreased contra-revenue marketing expenses, and lower charges for excess and obsolete inventory. Additionally, operating expenses declined, largely due to the restructuring initiated in January 2025 and carried out throughout the year.

Mobile Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 28, 2025	% Change	September 29, 2024	September 28, 2025	% Change	September 29, 2024
Net revenue	$21,076	(20.7)%	$26,584	$62,966	(21.0)%	$79,655
Percentage of net revenue	11.4%		14.5%	12.2%		16.2%
Contribution income (loss)	$299	**	$(1,088)	$689	**	$(3,236)
Contribution margin	1.4%		(4.1)%	1.1%		(4.1)%

** Percentage change not meaningful.

Mobile segment's net revenue decreased in the three and nine months ended September 28, 2025, compared to the prior year periods, primarily due to declines in net revenue in service provider channel. Geographically, Mobile segment's net revenue declined across all three regions for the three and nine months ended September 28, 2025, except for a slight increase in EMEA during the three-month period, compared to the prior year periods.

Mobile segment generated contribution income in the three and nine months ended September 28, 2025, compared to contribution losses in the prior year periods. The improvements were primarily due to higher gross margins, mainly driven by lower product cost, decreased contra-revenue marketing expenses, lower charges for excess or obsolete inventory, and favorable changes in product mix.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of September 28, 2025, we had cash, cash equivalents and short-term investment of $326.4 million, a decrease of $82.3 million from December 31, 2024.

As of September 28, 2025, approximately 27% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Nine Months Ended
(In thousands)	September 28, 2025	September 29, 2024
Cash provided by (used in) operating activities	$(17,902)	$143,315
Cash used in investing activities	(26,560)	(23,891)
Cash used in financing activities	(38,502)	(22,374)
Net cash increase (decrease)	$(82,964)	$97,050

Operating activities

Net cash used in operating activities was $17.9 million for the nine months ended September 28, 2025, compared to $143.3 million provided in the prior year period, The change was primarily due to $103.6 million of pre-tax net proceeds received in the prior year period from the TP- Link litigation settlement, as well as unfavorable working capital movements in the current year period. Accounts receivable increased from $156.2 million as of December 31, 2024 to $159.9 million as of September 28, 2025, primarily due to the timing of cash collections. Our inventory increased from $162.5 million as of December 31, 2024 to $166.6 million as of September 28, 2025, as we work to realign inventory carrying levels with projected demands. Accounts payable (excluding payables related to property and equipment) decreased from $57.4 million as of December 31, 2024 to $54.9 million as of September 28, 2025, primarily due to the timing of inventory receipts and supplier payments.

Investing activities

Net cash used in investing activities increased by $2.7 million for the nine months ended September 28, 2025, compared to the prior year period, mainly due to $12.2 million of payments related to the acquisition of Exium, and higher purchases of property and equipment, primarily related to leasehold improvements for our new headquarters office, partially offset by lower net purchases of short-term investments.

Financing activities

Net cash used in financing activities increased by $16.1 million for the nine months ended September 28, 2025, compared to the prior year period, primarily due to higher repurchases of our common stock and higher payments for restricted stock unit tax withholdings, partially offset by higher proceeds from the exercise of stock options.

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

Stock Repurchases and Restricted Stock Unit Withholdings

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of September 28, 2025, approximately 2.0 million shares remained authorized for repurchase under the repurchase program. We repurchased, retired and reported, based on trade date, approximately 1.3 million and 1.7 million shares of common stock, at a cost of approximately $35.0 million and $22.9 million under the repurchase authorization during the nine months ended September 28, 2025 and September 29, 2024, respectively. We also withheld and reported, based on trade date, approximately 452,000 shares and 222,000 shares of common stock, at a cost of approximately $11.8 million and $3.3 million during the nine months ended September 28, 2025 and September 29, 2024, respectively, to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 28, 2025, from those as of December 31, 2024, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

As of September 28, 2025, we had $60.5 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $57.4 million as of December 31, 2024. Due to an elongation of the time from order placement to production that occurred several years ago, we issued purchase orders to supply chain partners beyond contractual termination periods. As of September 28, 2025, $171.3 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

During the third fiscal quarter of 2025, the lease commencement date for the new headquarters office lease, which was executed in 2024, occurred. While the contractual commencement date under the lease agreement differs from the accounting commencement date, the lease has a remaining non-cancelable term of 11 years and is now recognized on the unaudited consolidated balance sheets. Short-term and long-term undiscounted non-cancelable lease payments associated with this lease totaled approximately $3.1 million and $39.8 million, respectively, as of September 28, 2025. This lease replaced our previous headquarters lease, which expired in September 2025, around the time of our relocation to the new facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 28, 2025, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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
•
To remain competitive and stimulate consumer and business demand, generally and in compliance with newly proposed or future regulations, we must successfully manage new product introductions and transitions of products and services, including with increasing investments in security features and sourcing of critical components from sources to enhance the security features of our products as well as regulatory compliance readiness.
•
Changes in trade policy and regulation in the United States and other countries, including but not limited to the potential imposition of tariffs, may adversely impact our business, results of operations and financial condition.
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
•
Global economic and geopolitical conditions could materially adversely affect our revenue and results of operations.
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

*To remain competitive and stimulate consumer and business demand, generally and in compliance with newly proposed or future regulations, we must successfully manage new product introductions and transitions of products and services.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer and business demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we previously made a strategic shift to focus on premium, higher margin products and have committed a substantial amount of resources to the development, manufacture, branding, marketing and sale of our Nighthawk mobile hotspot products, Orbi WiFi systems and Pro AV managed switches, and to introducing additional and improved models and services in these lines. In the third quarter of 2023, we launched our first WiFi 7 products, namely the Orbi 97X mesh system and the Nighthawk RS700 router, and will continue to invest in a strong pipeline of WiFi 7 introductions in 2024 across all our major product lines. Given the critical importance of cyber security in the networking space, we have also invested in cybersecurity, security features and procuring internet-connected components from sources outside of nations deemed foreign adversaries by the US government, including China, which enhance the protection of our customers, but also comes at greater cost. The success of new products and services depends on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and channel inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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

Changes in trade policy and regulation in the United States and other countries, including the imposition of tariffs and the resulting consequences, may adversely impact our business, results of operations and financial condition.

International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, import restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing and transportation costs, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may also lead to further changes in trade policy. For example, when the U.S. government engaged in extended trade negotiations with China, which resulted in the implementation of tariffs on a significant number of products manufactured in China and imported into the United States, we worked closely with our manufacturing partners to implement ways to mitigate the impact of these tariffs on our supply chain as promptly and reasonably as practicable, ultimately leading to the successful shift of our manufacturing entirely outside of China.

Additionally, the U.S. has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape. Retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. While the tariffs as currently implemented do not have a material impact on our business, specifics regarding the scope and application of recently announced tariffs have not yet been announced and we expect that additional tariffs will be announced or implemented that could adversely impact our business. For example, we manufacture our products overseas in Thailand, Vietnam, Indonesia and Taiwan. If additional tariffs are announced or otherwise implemented in a manner that apply to our products imported to the United States from those countries, our margins will be adversely affected beginning as early as fiscal 2025 depending on the ultimate scope and duration of tariffs imposed. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain but could be significant. The complexity of announced or future tariffs and potential additional trade policy and regulation may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. The evolving trade environment may also exacerbate broader macroeconomic and financial market weakness, including decreased consumer spending, inflationary pressures affecting interest rates, exchange rate volatility, and financing challenges due to market instability, which may result in decreased customer demand, delayed purchases, limited expansion opportunities with customers, increased operational costs, and difficulties attracting capital. Ongoing tariff, trade policy and regulations and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.

We cannot predict what further actions may be taken with respect to export regulations, import regulations, tariffs or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. In addition, actions to mitigate the effect of new regulations could be disruptive to our operations, may not be completely successful and may result in higher long-term manufacturing costs. Moreover, there is no certainty that countries to which we have shifted our manufacturing operations will not be subject to similar tariffs in the future. As a result, the potential exists that we may need to raise our prices on certain products, which could result in the loss of customers and harm to our revenue, market share, competitive position and operating performance.

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

While we continue to monitor trade developments, the ultimate impact of these risks remains uncertain and any prolonged economic downturn, escalation in trade tensions, or deterioration in international perception of U.S.-based companies could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, tariffs and other trade developments have and may continue to heighten the risks related to the other risk factors described elsewhere in this report.

*Investment in new business strategies could disrupt our ongoing business, present risks not originally contemplated and materially adversely affect our business, reputation, results of operations and financial condition.

We have invested, and in the future may invest, in new business strategies and adjust existing business strategies, including but not limited to investments in cybersecurity, security features and the procurement of internet-connected components from sources to ensure the security of our products and regulatory readiness. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, greater-than-expected liabilities and expenses, economic, legal and regulatory challenges, inadequate return on capital, potential impairment of tangible and intangible assets, and significant write-offs. Changes in business strategies are inherently risky and may not be successful. The failure of any significant investment could materially adversely affect our business, reputation, results of operations and financial condition. For example, as mentioned in the risk factor above “To remain competitive and stimulate consumer and business demand, we must successfully manage new product introductions and transitions of products and services”, we previously made a strategic shift to focus on premium, higher margin products and services and we continue to make changes in our business strategies, including pursuing new, adjacent markets. Changes in business strategy would require us to hire in key areas and make certain investments, including marketing; however, such investments may not prove to be successful. Additionally, a significant part of our business strategy and culture is to focus on long-term growth and as a result, our profitability may be lower than it would be if our strategy were to maximize short-term financial results. If we are ultimately unable to improve profitability at the level or during the time frame anticipated by securities or industry analysts and our stockholders, the trading price of our common stock may decline. If we fail to develop and successfully execute on our business strategies, our business, financial condition, results of operations and reputation could be materially adversely affected.

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

We sell a substantial portion of our products through traditional and online retailers, including Best Buy Co., Inc., Amazon.com, Inc. and their affiliates, wholesale distributors, including Ingram Micro, Inc. and TD Synnex, and service providers, such as AT&T. We expect that a significant portion of our net revenue will continue to come from sales to a small number of customers for the foreseeable future. In addition, because our accounts receivable are often concentrated with a small group of purchasers, the failure of any of them to pay on a timely basis, or at all, would reduce our cash flow. We are also exposed to increased credit risk if any one of these limited numbers of customers fails or becomes insolvent. We generally have no minimum purchase commitments or long-term contracts with any of these customers. These purchasers could decide at any time to discontinue, decrease or delay their purchases of our products. If our customers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demands would be compromised. These customers have a variety of suppliers to choose from and therefore can make substantial demands on us, including demands on product pricing and on contractual terms, which often results in the allocation of risk to us as the supplier. Accordingly, the prices that they pay for our products are subject to negotiation and could change at any time. For example, as mentioned below in the risk factors “If disruptions in our transportation network continue to occur or our shipping costs substantially increase again in the future, we may be unable to sell or timely deliver our products, and net revenue and our gross margin could decrease” and “We obtain several key components from limited or sole sources, and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs,” we had previously experienced high freight costs and component costs and had issued price increases to our customers. Our ability to maintain strong relationships with our principal customers is essential to our future performance. If any of our major customers reduce their level of purchases or refuse to pay the prices that we set for our products, our net revenue and operating results could be harmed.

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

Any shortage or delay in the supply of key product components, or any sudden, unforeseen price increase for such components, would harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we had previously experienced certain chipset shortages for some of our switching products from two of our semiconductor suppliers who did not have enough wafer capacity to satisfy our demand, and this shortage continued for several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for Artificial Intelligence chips increase, semiconductor production capacity may be shifted to these specific components thereby constraining supply of or increasing cost on chips used in our products. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic, geopolitical conditions, trade disputes or public health issues. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment or disruptions to information infrastructure or power transmission or navigation miscalculations which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for components we currently procure, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

If we are unable to obtain a sufficient supply of components due to factors including but not limited to increased demand due to trade policy or regulatory requirements, or if we experience any interruption in the supply of components, our product shipments could be reduced or delayed or our cost of obtaining these components may increase. Component shortages and delays affect our ability to meet scheduled product deliveries, damage our brand and reputation in the market, and cause us to lose sales and market share. At times we have elected to purchase components on the spot market or to use more expensive transportation methods, such as air freight, to make up for manufacturing delays caused by component shortages, which reduces our margins.

Some of our competitors have substantially greater resources than we do, and to be competitive we may be required to lower our prices or increase our sales and marketing expenses, which could result in reduced margins or loss of market share and revenue.

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, D-Link, Eero (owned by Amazon), and TP-Link. Our principal competitors in the business market include Arista, Cisco Systems, D-Link, Extreme Networks, Fortinet, Hewlett-Packard Enterprise, Ruckus Networks, TP-Link, and Ubiquiti. Our principal competitors in the service provider market include Cradlepoint, Franklin, Huawei, Inseego, Nokia, Orbic, Sonim, TP-Link, WNC, and ZTE. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who sell and attempt to sell their products directly to service providers around the world.

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

All of our products are manufactured, assembled, tested and generally packaged by a limited number of third-party manufacturers, including original design manufacturers, or ODMs, as well as their sub-contract manufacturers. In most cases, we rely on these manufacturers to procure approved components and, in some cases, subcontract engineering work. Some of our products are manufactured by a single manufacturer. We do not have any long-term contracts with any of our third-party manufacturers. Some of these third-party manufacturers produce products for our competitors or are themselves competitors in certain product categories. Due to uncertain and changing economic and geopolitical conditions, the viability of some of these third-party manufacturers may be at risk. The loss of the services of any of our primary third-party manufacturers could cause a significant disruption in operations and delays in product shipments. Qualifying a new manufacturer and commencing volume production is expensive and time consuming. Ensuring that a manufacturer is qualified to manufacture our products to our standards is time consuming. In addition, there is no assurance that a manufacturer can produce our products at the appropriate volumes and in the quality that we require. In addition, as we recently have transitioned a substantial portion of our manufacturing facilities to different regions, we are subject to additional significant challenges in ensuring that quality, processes and costs, among other issues, are consistent with our expectations. For example, while we expect our manufacturers to be responsible for penalties assessed on us because of excessive failures of the products, there is no assurance that we will be able to collect such reimbursements from these manufacturers, which causes us to take on additional risk for potential failures of our products.

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

Specifically, substantially all of our manufacturing and assembly occurs in the Asia Pacific region, and any disruptions due to natural disasters, climate change, health epidemics and political, social and economic instability in the region would affect the ability of our third-party manufacturers to manufacture our products. Furthermore, if the cost of production charged by our third-party manufacturers increases, it may affect our margins and ability to lower prices for our products to stay competitive. Labor or geopolitical unrest in locations where components and our products are manufactured may also affect our third-party manufacturers as workers may strike and cause production delays. If our third-party manufacturers fail to maintain good relations with their employees or contractors, and production and manufacturing of our products is affected, then we may be subject to shortages of products and quality of products delivered may be affected. Further, if our manufacturers or warehousing facilities are disrupted or destroyed, we would have no other readily available alternatives for manufacturing and assembling our products and our business would be significantly harmed.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the third fiscal quarter of 2025 and 34% of overall net revenue in fiscal 2024. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

International operations are subject to a number of other risks, including:

•
exchange rate fluctuations and inflation;
•
tariffs, the threat of new or increased tariffs, and escalating trade tensions;
•
geopolitical and economic tensions and international terrorism and anti-American sentiment, particularly in emerging markets;
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
•
seasonal shifts in end market demand for our products, particularly in our Home Networking and Mobile business segments;
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
•
changes in U.S. and international trade policy and/or regulations that adversely affect our operations or supply chain, customs, tax or duty rates as well as tariffs, the threat of new or increased tariffs, and escalating trade tensions;
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

We have made investments in companies around the world to further our strategic objectives and support our key business initiatives. These investments have included equity or debt instruments of public or private companies, and may be non-marketable at the time of our initial investment. If any company in which we invest fails, we could lose all or part of our investment in that company. If we determine that an other-than-temporary decline in the fair value exists for an equity or debt investment in a public or private company in which we have invested, we will have to write down the investment to its fair value and recognize the related write-down as an investment loss. The performance of any of these investments could result in significant impairment charges and gains (losses) on investments. We must also analyze accounting and legal issues when making these investments. If we do not structure these investments properly, we may be subject to certain adverse accounting issues, such as potential consolidation of financial results.

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

We have not in the past and may not in the future successfully discover, get ahead of and/or protect against these threats and vulnerabilities, and if unable to remedy compromises of our products, services or data in a timely manner, or at all, it may impact our brand and reputation and otherwise harm our business. For example, with respect to our making available patches or information for vulnerabilities in our products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. In the past, we have experienced attempted exploitation of such vulnerabilities and anticipate continuing to experience similar attempts in the future. Such attacks against and other compromises of us, our customers or third parties with whom we work could lead to material interruptions, delays or loss of data, unauthorized access to data, and loss of consumer confidence. Successful attacks or actual compromises could materially adversely affect our business, be expensive to remedy, damage our reputation, result in negative publicity, adversely affect our brand, decrease demand for our products and services, and otherwise materially adversely affect our operating results and financial condition. Applicable data privacy and security obligations may require us, or we may voluntarily choose to, notify relevant stakeholders, including affected individuals, customers, regulators, investors and others of security breaches. Such disclosures and related actions can be costly and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Further, under certain circumstances, we may need to prioritize fixing vulnerabilities or responding to security breaches over new product development, which may impact our revenues and adversely affect our business.

With respect to certain of our products and services, we employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our products and services in a manner that addresses their information security risks. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion or identify security areas or measures for which our customers are responsible. For example, customers may choose not to enable two-factor authentication for their NETGEAR account (which would likely increase the risk of compromise) or they could choose to disable automatic updates (which would likely delay or prevent entirely, important security updates). In certain cases, where our customers choose not to implement or incorrectly implement those features or measures, misuse our products or services, continued use of old NETGEAR equipment no longer receiving security updates or otherwise experience their own vulnerabilities or other compromises, even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation and revenue could be adversely impacted. If our products or services are compromised, a significant number or, in some instances, all of our customers could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could result in irreparable harm.

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

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses or cost to defend litigation could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. For example, in the past, various third parties have initiated litigation against us in Europe, China and the United States that carried the threat of an injunction on the importation of our products into certain territories, as well as a significant increase in time and resources to defend against. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against us, our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

As a result of our acquisitions, we have significant goodwill recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, in 2022, the market price of our common stock and market capitalization declined and the U.S. WiFi market contracted, which had a significant negative impact on our then-Connected Home business. As a result, we recognized a goodwill impairment charge in the first quarter of 2022. We have not recognized any impairment charge on our Enterprise reporting unit. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill be determined on our Enterprise reporting unit, resulting in an adverse impact on our results of operations.

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

In addition, availability of our products from third-party manufacturers and our ability to distribute our products into the United States and non-U.S. jurisdictions may be impacted by factors such as an increase in duties, tariffs or other restrictions on trade; raw material shortages or price increases, work stoppages, strikes and political unrest; uncertain economic conditions; economic crises and international disputes or conflicts; changes in leadership and the political climate in countries from which we import products; and failure of the United States to maintain normal trade relations with countries around the world. Any of these occurrences could materially adversely affect our business, operating results and financial condition.

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

Our corporate headquarters are located in Northern California and one of our warehouses is located in Southern California. Substantially all of our critical enterprise-wide information technology systems, including our main servers, are currently housed in colocation facilities in Arizona and different geographic regions in the United States. The majority of our manufacturing occurs in Southeast Asia. These regions are known for or susceptible to seismic activity and other natural disasters, such as drought, wildfires, storms, sea-level rise, and flooding. Future extreme weather events could cause physical damage or disrupt operations. If our manufacturers or warehousing facilities are disrupted or destroyed, we would be unable to distribute our products on a timely basis, which could harm our business. This could also lead to increased costs and decreased revenues.

In addition, health epidemics, war, terrorism, geopolitical uncertainties, social and economic instability, public health issues, sudden changes in trade and immigration policies, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a strong negative effect on us, our suppliers, logistics providers, manufacturing vendors and customers. Our business operations are subject to interruption by natural disasters, fire, power shortages, geopolitical disputes or conflicts, terrorist attacks and other hostile acts, labor disputes, public health issues, and other events beyond our control. In addition, in the past, labor disputes at third-party manufacturing facilities have led to workers going on strike, and labor unrest could materially affect our third-party manufacturers’ abilities to manufacture our products.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2025 - July 27, 2025	—	$—	—	2,841,496
July 28, 2025 - August 24, 2025	814,811	$24.55	814,811	2,026,685
August 25, 2025 - September 28, 2025	—	$—	—	2,026,685
Total	814,811	$24.59	814,811

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended September 28, 2025, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Title	Action	Adoption Date	Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Bryan Murray, Chief Financial Officer	Terminated	12/13/2024	7/31/2025	Yes

10.0% of net shares resulting from the vesting of 68,438 (gross) restricted stock and performance shares, 2,199 net shares from prior ESPP purchases, and net shares to be purchased in Feb 2025 under ESPP.

							N/A	12/12/2025
Pramod Badjate, President and General Manager, Enterprise	Terminated	5/12/2025	8/4/2025	Yes		Up to 20% of net shares resulting from the vesting of 82,502 (gross) restricted stock units.	N/A	4/30/2026
Pramod Badjate, President and General Manager, Enterprise	Adopted	8/20/2025	N/A	Yes

Up to 31,000 shares from 32,393 shares of our common stock from vested restricted stock units and net shares resulting from the vesting of 64,465 (gross) restricted stock units, 1,649 shares purchased through the ESPP, and additional shares to be acquired through future ESPP purchases.

							N/A	8/31/2026

* Contract, instruction or written plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.
** “Non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K under the Exchange Act.
*** Net shares issued with shares withheld to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for the vesting of RSUs.

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

Date: October 31, 2025