Form 10-K
period 2025-12-31
NETGEAR, INC.
filed 2026-02-13
CIK 1122904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-50350

NETGEAR, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0419172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3553 North First Street,	95134
San Jose, California	(Zip Code)
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 27, 2025 (the last business day of the Registrant’s second fiscal quarter) was approximately $807.6 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 27, 2025. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock, $0.001 par value, was 28,113,151 shares as of February 6, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

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

Risks Related to our Business, Industry and Operations

•
We obtain several key components from limited or sole sources and if these sources fail to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose sales and experience increased component costs.
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
•
We depend substantially on our sales channels and certain significant customers and loss of and/or failure to maintain and expand our customer sales volume and/or sales channels would result in lower sales and reduced net revenue.
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

Risks Related to Our Products, Technology, Intellectual Property and Data

•
We rely upon third parties for certain technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.
•
Product security vulnerabilities, system security risks, data breaches, cyber-attacks, improper use of artificial intelligence (“AI”) tools, and other threats and risks, could disrupt or otherwise compromise our products, services, internal operations or information technology systems, or those of third parties with whom we work. Actual or perceived non-compliance with our privacy and security obligations could lead to regulatory investigations or actions, litigation, fines and penalties, business operation disruption, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.
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

Financial, Legal, Regulatory and Tax Compliance Risks

•
We are currently involved in several litigation matters in the ordinary course and may in the future become involved in additional litigation which could be costly and subject us to significant liability.
•
We have been exposed to and may in the future be exposed to adverse currency exchange rate fluctuations in jurisdictions where we transact in local currency, which could harm our financial results and cash flows.

•
We are exposed to the credit risk of some of our customers and to credit exposures, including bank failures, in weakened markets, which could result in material losses.
•
Changes in applicable direct or indirect tax laws, and failure to comply with the same, or exposure to additional income tax liabilities, could result in liability and/or affect our future profitability.
•
We are subject to, and must remain in compliance with numerous new, existing and changing laws and regulations worldwide concerning our business. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

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

Item 1. Business

General

We are a global provider of networking technologies for businesses, homes, and service providers. We deliver a wide range of networking hardware, software, and services designed to enable reliable connectivity and security.

Our purpose is to power extraordinary experiences, and our mission is to unleash the full potential of connectivity with intelligent solutions that delight and protect. As part of the ongoing development of our business, we are executing a multi-phase transformation to strengthen execution, reinforce our core businesses, and support long-term growth and margin expansion, while exercising strong operational discipline. The first phase of this transformation, which began in 2024, has been completed and focused on establishing foundational capabilities, including organizational alignment, capital allocation priorities, and operational processes. The second phase, which we are now entering, is focused on strengthening our core businesses through improved execution across product development, go-to-market activities, and cost structure. Subject to market conditions and business performance, a subsequent phase is expected to focus on accelerating growth initiatives, including selective inorganic opportunities.

In the first quarter of 2025, we realigned our business structure by separating the previously disclosed Connected Home segment into two reportable segments: Home Networking and Mobile. Effective January 1, 2025, we operated and reported in three segments for the first three fiscal quarters of 2025: NETGEAR for Business, Home Networking, and Mobile. Beginning on the first day of the fourth fiscal quarter of 2025, we streamlined our operating and reporting structure and returned to two reportable segments: Enterprise (formerly NETGEAR for Business) and Consumer (formerly Connected Home), with Consumer comprising the former Home Networking and Mobile businesses. These realignments align our financial reporting more closely with our then and go-forward business strategy and customer focus. Refer to the Note 12, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information. The Enterprise segment focuses on small and medium enterprises and provides solutions for audio and video over Ethernet for AV applications, enterprise networking solutions, including wireless local area network (“LAN”) and cloud-managed networking capabilities, software platforms for deployment and remote management, and security offerings, including firewall and secure access service edge (“SASE”) functionality, designed to address the networking, security, and manageability requirements of organizations seeking reliable and cost-effective connectivity solutions. The Consumer segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as multi-band WiFi 7 mesh systems and routers, subscription services offering performance, security, privacy and support, and 4G/5G mobile products, including WiFi 7 and WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to address the demand for reliable, high-speed connectivity at home and on the go. We conduct business across three geographic territories: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

In the years ended December 31, 2025, 2024, and 2023, we generated net revenue of $699.6 million, $673.8 million, and $740.8 million, respectively.

Markets

Our mission is to unleash the full potential of connectivity with intelligent solutions that delight and help protect businesses, consumers, and service providers. Demand for networking solutions continues to be driven by the need for reliable, high-speed connectivity, increasing device density, and growing requirements for security and manageability across a broad range of environments.

The professional audio and video (“AV”) market continues to expand as organizations increase the use of digital displays, video walls, conferencing systems, and other video-intensive applications. As video formats evolve to higher resolutions and greater pixel density, AV deployments require increased network capacity, reliability, and predictable performance. The AV industry is also transitioning from legacy, matrix-based switching architectures to IP-based networking solutions, which offer greater scalability, flexibility, and cost efficiency. While AV systems are increasingly built on IP infrastructure, we design our solutions to simplify IP network setup for AV integrator partners. As a result, networking has become a critical component of modern AV system design, increasing demand for solutions that simplify deployment and support the timing-sensitive requirements of AV traffic.

Small and medium enterprises (“SMEs”) rely on their networks to support mission-critical operations across environments such as education, hospitality, multi-dwelling units, and distributed business locations. These organizations face increasing network complexity driven by growing numbers of connected devices, new applications, and evolving usage patterns, while often operating with limited internal IT resources and constrained budgets. As a result, many SMEs depend on managed service providers for networking and security support. Consequently, demand continues to grow for networking and security solutions that balance reliability, security, ease of deployment, and cost effectiveness, including wireless and wired networking upgrades, cloud-managed networking capabilities, and security solutions such as firewall and SASE functionality.

Our Enterprise segment focuses on addressing the networking and security needs of small and medium enterprises. Our growth priorities for this segment include supporting the transition to IP-based networking for professional AV applications, expanding adoption of cloud-managed networking, and addressing increasing security requirements through solutions such as firewall and SASE functionality. The Enterprise segment also emphasizes solutions that support managed service provider (“MSP”) led deployments and the needs of organizations with limited internal IT resources.

Consumers continue to increase their reliance on networking and mobile connectivity as device density grows and broadband connectivity becomes more central to daily activities. The Consumer market is shaped by connectivity needs across home, smart home, gaming, hybrid work, and mobile use cases through tiered product offerings. Growth drivers include increasing device density, evolving cybersecurity risks, and demand for higher-performance WiFi and related services. Demand is also influenced by adoption of newer WiFi standards and the need for integrated performance, security, and manageability in increasingly connected home environments. Mobile connectivity solutions support use cases that extend beyond the home, including environments where wired broadband access may be limited or unavailable. As network complexity increases, ease of deployment and simplified operation remain important considerations for consumers. Across the Consumer market, reliability, usability, security, and performance are key considerations in the selection of networking products and services. Our Consumer segment prioritizes addressing these requirements while supporting growth opportunities across home networking, mobile connectivity, smart home related capabilities, and cybersecurity.

Our Consumer segment focuses on addressing connectivity needs in home and mobile environments. Our growth priorities for this segment include supporting increasingly device-dense home networks, expanding mobile connectivity use cases, and addressing rising security and privacy requirements through cybersecurity and subscription-based services. The Consumer segment also prioritizes smart home related capabilities that emphasize interoperability, ease of use, and reliable performance as home networking environments continue to evolve.

Sales Channels

We sell our products through multiple sales channels worldwide, including wholesale distributors, traditional and online retailers, direct market resellers (“DMRs”), MSP, broadband service providers, and through our direct online store at www.netgear.com.

Wholesale Distributors. Our distribution channel supplies our products to retailers, e-commerce resellers, DMRs, MSPs and broadband service providers. We sell directly to our distributors, the largest of which are TD SYNNEX, Ingram Micro, Inc., and D&H Distributing Company.

Retailers. Our retail channel primarily supplies products sold into the consumer market, and increasingly selected products designed for businesses. We sell directly to, or enter into consignment arrangements with, a number of our traditional retailers, increasingly leveraging their online presence in addition to their in-store space and online retailers. The remaining traditional retailers, as well as our online retailers, are fulfilled through wholesale distributors. We work directly with our retail channels on market development activities, such as co-advertising, online promotions and video demonstrations, instant rebate programs, event sponsorship and sales associate training. Our largest retailers include Amazon.com, Inc, Best Buy Co., Inc., Wal-Mart Inc. and their respective affiliates.

DMRs and MSPs. We sell into the business marketplace through an extensive network of DMRs and MSPs. Our DMRs include companies such as CDW Corporation and Insight Corporation, and our MSPs include members of our registered NETGEAR Solution Partner program. These partners provide sales and deployment support for our networking and security solutions in the small and medium enterprise market, with MSPs typically responsible for solution design, deployment, and management, and DMRs primarily supporting product sourcing and deployment. DMRs and MSPs may receive sales incentives, marketing support, and other program benefits from us. Our DMRs and MSPs generally purchase our products through our wholesale distributors and audio-visual manufacturers that purchase our switches to include in their complete solutions.

Broadband Service Providers. We supply products directly to broadband service providers in the United States and internationally providing WiFi, and 4G/5G mobile broadband products. Service providers supply our products to their business and home subscribers. Our largest broadband service providers include AT&T.

Direct Online Store. We sell directly online at www.netgear.com in the United States and internationally to enterprises and consumers. Through our direct online store, we provide high-performance and premium networking and internet connected products and subscription services, some of which are only available at www.netgear.com. The direct online store also allows us to deliver curated rich content to supplement the purchase journey of customers, in addition to establishing a direct relationship with our customers. NETGEAR.com is a destination where we deliver to early tech adopters and inexperienced audiences alike a premium and comprehensive product and brand experience.

The largest portion of our net revenues was derived from the Americas, representing approximately 68% of net revenue in the years ended December 31, 2025, 2024 and 2023. We have continuously committed resources to our international operations and sales channels. Accordingly, we are subject to a number of risks related to international operations such as macroeconomic and microeconomic conditions, geopolitical developments, regulatory requirements, preference for locally branded products, exchange rate fluctuations, increased difficulty in managing inventory, challenges of staffing and managing foreign operations, the effect of international sales on our tax structure, and changes in local tax laws. For further information regarding these risks, refer to Item 1A, Risk Factors, of Part I of this Annual Report on Form 10-K.

For information regarding our significant customers, refer to Note 12, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Product Offerings

Our goal is to power extraordinary experiences where people collaborate and connect to a world of information and innovation. Our products and services are delivered through integrated platforms that combine hardware, software, and services. Our connected solutions range from switching and wireless products that support AV over Ethernet for Pro AV applications and business networks to WiFi networking solutions, security and support services for enterprise and home networks. We continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 7, eSIM and future technologies. Our product line enables the creation and extension of wired and wireless networks and includes services that complement and enhance our hardware offerings. These products are available in multiple configurations to address the changing needs of our customers across geographic regions.

Enterprise. The products and services are sold into the business marketplace through an extensive network of DMRs and MSPs, NETGEAR.com, and through brick-and-mortar retail and e-commerce channels and include:

AV

•
Pro AV Solutions: networking solutions that include Ethernet switches, routers, and WiFi access points designed to support AV over IP deployments for both commercial and high-end residential installations; and
•
NETGEAR Engage Controller: software that provides centralized, profile-based configuration and unified management of AV networking devices for audio and video over IP deployments, supporting auto-discovery, rapid setup, and interoperability with third-party AV end point manufactures.

Enterprise

•
Pro Routers: devices that provide the internet gateway for businesses and combine with access points, Ethernet switches, and our Insight cloud management software to create a complete suite for small and medium enterprises;
•
Wireless Networking: enterprise-grade, cloud-managed or standalone WiFi access points that provide wide coverage areas, fast wireless connectivity, and secure WiFi access for businesses of varying sizes;
•
NETGEAR Insight Remote Management: cloud-based platform that enables remote deployment, monitoring, management, and troubleshooting of WiFi, switching, routing, cellular, and security solutions, and provides MSP-centric capabilities, such as workflow application programming interfaces (“APIs”) and flexible licensing; and
•
NETGEAR Exium Security Solutions: security software that provides on-premises next-generation firewall and cloud-based SASE capabilities and includes a centralized, cloud-based management portal integrated with MSP tools for small and medium enterprises and MSPs.

Unmanaged and Easy Smart Ethernet Switches

•
General purpose Ethernet switches (in a wide range of sizes): used to connect equipment, devices, or WiFi access points to the network for exchanging information.

Consumer. The products and services are sold primarily via our direct online store as well as traditional retailers, increasingly leveraging their online presence, in addition to their brick-and-mortar stores, and service provider channels and include:

•
WiFi Mesh Systems: devices with one main Wi-Fi router and multiple additional Wi-Fi nodes that work together, i.e. a LAN, to provide extensive coverage under a unified network;
•
WiFi routers: devices that connect to a modem to enable wireless Internet connectivity;
•
Broadband modems: devices that convert the broadband signals into Ethernet data that feeds internet into homes and small businesses;
•
WiFi Gateways: WiFi routers with an integrated broadband modem, for broadband internet access;
•
Mobile Hotspots: portable battery-powered Wi-Fi access points that allow users to connect their devices to the internet using a cellular connection;
•
Network accessories: WiFi range extenders, which extend the range of an existing WiFi network to eliminate WiFi dead spots; Powerline adapters, which extend wired and WiFi internet connections to any AC outlet using existing electrical wiring; and WiFi network adapters, which enable computing devices to be connected to the network via WiFi; and
•
Value-added service offerings such as security and privacy, technical support, and parental controls for consumers.

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

Our products that target the business market are generally designed with an industrial appearance, including metal cases and, for some product categories, the ability to mount the product within standard data networking racks as well as alternative mounting solutions for other uses. These products typically include higher port counts, higher data transfer rates and other performance characteristics designed to meet the needs of a modern business. For example, our business products provide data transfer rates up to 100 gigabits per second to meet higher capacity requirements. Our Power over Ethernet (“PoE”) switches, including cloud managed and unmanaged switches, provide elevated power budgets and reliable PoE power for businesses of all sizes to address the growing need for deployment of multiple PoE devices with higher power requirements, driven by widespread adoption of IP communication, security cameras, WiFi access points, proximity sensors, and various other applications. Some of these products are also designed to support transmission modes such as fiber optic cabling, which is common in more sophisticated business environments. We continue to see a shift from traditional AV applications utilizing HDMI technology to Ethernet switching driven by a transition from the 1080p to 4K to 8K resolution video, and broadcast moving towards multicast streaming. IP provides an economical path to building high performance, scalable AV networks. As work patterns continue to evolve, there continues to be a shift in demand and use cases for Enterprise products as more small businesses now run out of homes or remote offices. This shift has contributed to growing the market for lower port count switches and our Enterprise wireless offerings.

Security requirements within our products for business broadband access include firewall and VPN capabilities to aid in securing interactions between remote offices and business headquarters locations over the internet. Our connectivity product offerings for the business market include enhanced security features and remote configurability often required in a business setting.

Our vision for the Enterprise segment is to be a trusted partner for networking and security solutions that support the evolving needs of Pro AV and SME environments. We aim to support the continued convergence of AV and IT through integrated networking, security, hardware, and software solutions, while strengthening partner engagement, professional services, and subscription-based offerings. The Enterprise segment focuses on growth opportunities in Pro AV, enterprise networking and security, and services that support increasingly complex and mission-critical deployments.

Our vision for the Consumer segment is to be a trusted partner for connectivity wherever consumers are. We aim to deliver a seamless and integrated connectivity experience through a range of “good, better, best” networking and mobile products, building on our foundation of in-home connectivity and extending to mobile and on-the-go use cases as demands on home and personal networks continue to increase. The Consumer business focuses on growth opportunities across home networking, mobile connectivity, smart home–related capabilities, and cybersecurity, supported by subscription-based services and software that enhance performance, security, privacy, and customer experience.

Competition

The enterprise, consumer, and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. Our principal competitors include:

•
within the enterprise markets, companies such as Allied Telesis, Arista, Barracuda (owned by KKR), Buffalo, Cisco Systems, Dell, D-Link, Extreme, Fortinet, Huawei, Hewlett-Packard Enterprise ("HPE") Aruba, Juniper Networks Mist (part of HPE), Mellanox (owned by Nvidia), Palo Alto Networks, QNAP Systems, Ruckus Networks (formerly CommScope; Vistance Networks portfolio), SonicWall, Snap One (formerly SnapAV; owned by Resideo), Synology, TP- Link, TRENDnet, Ubiquiti, and WatchGuard;
•
within the consumer markets, companies such as Aracknis, ARRIS (owned by Vantiva), ASUS, AVM, Devolo, D-Link, Eero (owned by Amazon), GlocalMe, Linksys (owned by Foxconn), Motorola, Google Nest, RoamFi, Samsung, and TP- Link; and
•
within the service provider markets, companies such as Actiontec, Airties, Arcadyan, ARRIS, ASUS, AVM, Compal Broadband, D-Link, Eero (owned by Amazon), Franklin, Google, Hitron, Huawei, Inseego, Nokia, Orbic, Plume, Sagem, Sercomm, Sonim, SMC Networks, TP-Link, Ubee, Vantiva (formerly Technicolor), ZTE and Zyxel. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan.

Our potential competitors include other consumer electronics vendors, including Apple, Gen Digital (formerly NortonLifelock), LG Electronics, McAfee, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from ISPs who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers (“ODMs”) and contract manufacturers (“CMs”) who are selling and attempting to sell their products directly to service providers around the world.

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

The principal competitive factors in the business, consumer, and service provider markets for networking products include product breadth, price points, brand name, security and privacy, performance, features, functionality and reliability, product availability, timeliness of new product introductions, size and scope of the sales channel, ease-of-installation, maintenance and use, and customer service and support. We seek to differentiate our offerings through integrated hardware and software solutions, partner relationships, centralized management capabilities, and services. To remain competitive, we focus on investing in differentiated connectivity solutions across a range of performance tiers, complemented by subscription-based services, expanding and supporting our sales channels, strengthening engagement with customers and partners, and maintaining a high level of customer satisfaction. Our investments align with our strategic priorities, including investments in enterprise and Pro AV initiatives and selective acquisitions intended to enhance software and security capabilities.

Research and Development

Our success depends on our ability to develop products that address evolving customer needs and changes in technology in a timely and cost-effective manner. Accordingly, we invest in research and development activities to evaluate and integrate third-party technologies, enhance existing and develop new in-house technologies, and design, develop and test new products and services. Our research and development employees work closely with our technology and manufacturing partners to bring high quality new products and services to market in a timely and cost-efficient manner. Research and development efforts increasingly focus on software, security, and capabilities that support subscription-based services and margin improvement.

We identify, qualify and advance new technologies to develop products through a combination of ODM and in-house development approaches. Under both ODM and in-house development, we develop portions of the software on certain products, including embedded firmware or components of firmware, mobile applications, and cloud software that support management and service experiences. As part of our ongoing transformation, we are expanding in-house software development capabilities while continuing to leverage third-party development partners where appropriate. We selectively apply advanced software techniques, including artificial intelligence (“AI”), to enhance product performance, customer support, and operational efficiency.

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

We obtain several key components from limited or sole sources. These include many of the semiconductors used in our products, which are designed specifically for the products and obtained from sole source suppliers on a purchase order basis like switching fabric semiconductors used in our Ethernet switches and internet gateway products; wireless local area network chipsets used in our wireless products and mobile network chipsets which are used in our wireless gateways and hotspots. We also have limited sources for components including connector jacks, plastic casings and physical layer transceivers. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis. If these sources fail to satisfy our supply requirements or component lead times deviate from expectations, our ability to meet scheduled product deliveries would be harmed and we may lose sales and experience increased costs to procure supply. Additionally, as the demand for Artificial Intelligence chips increases, semiconductor production capacity may be shifted to these specific components thereby constraining supply of or increasing cost on chips used in our products.

We currently outsource warehousing and distribution logistics to four main third-party providers who are responsible for warehousing, distribution logistics and order fulfillment. In addition, these parties are also responsible for some configuration and re-packaging of our products including bundling components to form kits, inserting appropriate documentation, and adding power adapters. APL Logistics Americas, Ltd. in City of Industry, California

serves the Americas region, Kerry Logistics Ltd. in Singapore serves the Asia Pacific / Australia New Zealand region, and DSV Solutions B.V. Netherlands serves the EMEA region.

Sales and Marketing

We sell our products through multiple sales channels worldwide. We work directly with our retail partners and MSPs on market development activities, such as co-advertising, online promotions and video demonstrations, live and virtual event sponsorships and sales associate training. We also participate in major industry trade shows and marketing events alone and alongside many of our AV and Broadcast manufacturing partners.

Our marketing organization operates through two distinct marketing teams aligned to our Enterprise and Consumer business units. Each organization is accountable for integrated go-to-market strategy, demand creation, brand stewardship and customer lifecycle engagement within its respective segment

Enterprise Marketing

Our Enterprise marketing organization supports our commercial and AV business, including SME customers and those served through MSPs, VARs and distribution partners. This team is responsible for enterprise brand positioning, thought leadership, account-based and partner-led demand generation, field and industry events, public relations and analyst engagement, digital and performance media, social media strategy, and channel marketing programs.

Enterprise marketing works closely with sales to drive pipeline development, partner enablement and revenue growth through coordinated campaigns, co-marketing initiatives and vertical market programs. The team also leads product and solutions messaging, competitive positioning, new product introductions, and go-to-market execution in collaboration with sales, finance and research and development. Lifecycle marketing programs support customer expansion, retention and recurring revenue, including subscription-based services.

Consumer Marketing

Our Consumer marketing organization supports our home networking and mobile businesses. This team is responsible for global brand management, creative development, integrated campaigns, performance media and demand generation, retail and e-commerce marketing, social media and influencer engagement, public relations and communications, and customer lifecycle and subscription growth marketing.

Consumer marketing drives awareness, consideration, conversion and loyalty across paid, earned and owned channels. Responsibilities include digital acquisition programs, retail and e-tail merchandising support, global content strategy, community engagement, sponsorships and events, and management of our corporate and regional websites and digital platforms. The team also leads installed base and in-app marketing programs to drive subscription attach, renewals and long-term customer value.

Shared Brand Governance

While aligned to separate business units, both marketing organizations operate under a unified corporate brand framework. Centralized brand governance ensures consistent brand standards, messaging architecture, creative excellence and corporate reputation management across all regions and product categories.

Our product marketing group focuses on product and service messaging, new product introductions, product lifecycle management, demand assessment, and competitive analysis. The group works closely with our sales, finance and research and development teams to align our product development roadmap to meet customer technology demands from a strategic perspective. The group also ensures that product and services development activities, product and services launches, and ongoing demand and supply planning for our products occur in a well-managed, timely manner in coordination with our development, manufacturing, and sales groups, as well as our ODM and sales channel partners.

We conduct most of our international sales and marketing operations through wholly owned subsidiaries, which operate via regional sales and marketing teams and branch offices worldwide, aligned to our Enterprise and Consumer structures.

We are executing a go-to-market transformation aligned to our Enterprise and Consumer segments. This includes modernizing our marketing and digital engagement capabilities; expanding performance media, demand generation and account-based marketing programs; strengthening partner and channel marketing models; simplifying pricing and packaging; enhancing subscription and lifecycle growth initiatives; and leveraging data, marketing technology and automation to improve customer acquisition, engagement and retention across global markets.

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

Intellectual Property

We believe that our continued success will depend primarily on the technical expertise, speed of technology implementation, creative skills and management abilities of our officers and key employees, plus ownership of a limited but important set of copyrights, trademarks, trade secrets and patents. We primarily rely on a combination of copyright, trademark, trade secret, and patent laws, nondisclosure agreements with employees, consultants and suppliers and other contractual provisions to establish, maintain and protect our proprietary rights. We hold approximately 139 issued United States patents that expire between years 2026 and 2044 and 17 foreign patents that expire between 2026 and 2035. No single patent is solely responsible for protecting the Company's products and services. In addition, we currently have approximately 15 pending United States and foreign patent applications related to technology and products offered by us. We also rely on third-party licensors for patented hardware and software license rights in technology that are incorporated into and are necessary for the operation and functionality of our products. Our success will depend in part on our continued ability to have access to these technologies.

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

Seasonal Business

We have historically experienced increased net sales in our third and fourth fiscal quarters compared to the first and second quarters in our fiscal year, primarily due to seasonal demand in consumer markets related to the beginning of the school year and the holiday season. In recent years, this seasonal pattern has been less pronounced, reflecting a shift in our business mix toward enterprise-oriented products and services, which are subject to different purchasing cycles than the consumer market.

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

Other Regulations

As a company with global operations, we are subject to complex foreign and U.S. laws and regulations, including trade regulations, tariffs, import and export regulations and licensing requirements, anti-bribery and corruption laws, antitrust or competition laws, data privacy laws, such as the EU General Data Protection Regulation (the “GDPR”), and environmental regulations, among others. These laws are evolving rapidly. We have policies and procedures in place to track and promote compliance with these laws and regulations. To date, our compliance actions and costs relating to these laws, rules and regulations have not resulted in a material cost or effect on our capital expenditures, earnings or competitive position. Government regulations are subject to change, and accordingly we are unable to assess the possible effect of compliance with future requirements or whether our compliance with such regulations will materially impact our business in the future. In addition, new laws and/or regulations could be subject to unforeseen interpretation to the detriment of our business. For further discussion of how government regulations may affect our business, see the related discussion in “Risk Factors – Financial, Legal, Regulatory and Tax Compliance Risks, Including Recent Impairment Charges.”

Human Capital

As of December 31, 2025, we had 784 full-time employees, with 235 in sales, marketing and technical support, 346 in research and development, 77 in operations, and 126 in finance, information systems and administration. We also utilize a number of temporary staff to supplement our workforce. At NETGEAR, we believe in the power of open communication up, down and across the organization and consider our relationship with our employees to be good. We have not experienced any labor disputes. Some of our key human capital management programs are summarized below.

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

Information About Our Executive Officers

The following table sets forth the names, ages and positions of our executive officers as of February 6, 2026.

Name	Age	Position
Charles (CJ) Prober	54	Chief Executive Officer
Bryan D. Murray	51	Chief Financial Officer
Pramod Badjate	55	President and General Manager, Enterprise
Jonathan Oakes	53	Senior Vice President, Consumer

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

Pramod Badjate has served as our President and General Manager of Enterprise (formerly NETGEAR for Business) since July 2024. Before joining NETGEAR, from December 2023 to June 2024, Mr. Badjate was an EIR (Entrepreneur in Residence) at Storm Ventures, a venture capital firm. From October 2021 to December 2023, he was the Group Vice President and General Manager for the Cognitive Campus business at Arista Networks, a computer networking company. Prior to that, Mr. Badjate served in various engineering and business roles at Ruckus Networks, a networking equipment and software company, from October 2013 to October 2021. Earlier in his career, Pramod held senior engineering roles at Cisco, a leader in enterprise WiFi. He holds a bachelor's degree in engineering from the National Institute of Technology, Karnataka, and a master's in computer science and an MBA from Arizona State University.

Jonathan Oakes has served as our Senior Vice President of Consumer since June 2025. Before joining NETGEAR, Mr. Oakes was a Senior Vice President Product Management at Axon Enterprise, Inc., a technology company focused on public safety, from January 2025 to June 2025. From November 2016 to June 2024, Mr. Oakes was with Fitbit, Inc., which was acquired by Google LLC in January 2021, and served in various leadership roles, including Vice President of Product management and UX. Prior to that, Mr. Oakes held product leadership roles at Amazon.com, Inc. Mr. Oakes holds a B.A. from Skidmore College and an M.B.A. from Harvard Business School.

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

Shortages or delay in the supply of key product components, or sudden, unforeseen price increases for such components, such as current uncertainty regarding memory semiconductors and related components, could harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we had previously experienced certain chipset shortages for some of our switching products from two of our semiconductor suppliers who did not have enough wafer capacity to satisfy our demand, and this shortage continued for several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for Artificial Intelligence chips increases, semiconductor production capacity may be shifted to these specific components thereby constraining supply of or increasing cost on chips used in our products. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic, geopolitical conditions, trade disputes or public health issues. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment or disruptions to information infrastructure or power transmission or navigation miscalculations which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for components we currently procure, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

To remain competitive and stimulate consumer and business demand, generally and in compliance with newly proposed or future regulations, we must successfully manage new product introductions and transitions of products and services, services, including with increasing investments in security features and sourcing of critical components from sources to enhance the security features of our products as well as regulatory compliance readiness.

We operate in a highly competitive, quickly changing environment, and our future success depends on our ability to develop or acquire and introduce new products and services, enhance existing products and services, effectively stimulate customer and business demand for new and upgraded products and services, and successfully manage the transition to these new and upgraded products and services. Our future success will depend in large part upon our ability to identify demand trends in the consumer, business and service provider markets, and to quickly develop or acquire, manufacture and market and sell products and services that satisfy these demands in a cost-effective manner. In order to differentiate our products from our competitors’ products, we must continue to increase our focus and capital investment in research and development and marketing and sales, including software development for our products and complementary services and applications. For example, we previously made a strategic shift to focus on premium, higher margin products and have committed a substantial amount of resources to the development, manufacture, branding, marketing and sale of our Nighthawk mobile hotspot products, Orbi WiFi systems and Pro AV managed switches, and to introducing additional and improved models and services in these lines. In the third quarter of 2023, we launched our first WiFi 7 products, namely the Orbi 97X mesh system and the Nighthawk RS700 router, and will continue to invest in a strong pipeline of WiFi 7 introductions in 2024 across all our major product lines. To get ahead of the rapidly evolving regulatory compliance landscape, and given the critical importance of cyber security in the networking space, we have also invested in cybersecurity, security features and procuring internet-connected components from sources outside of nations deemed foreign adversaries by the US government, which enhance the Company’s compliance and cyber security posture, but also comes at greater cost. The success of new products and services depends on a number of factors, including timely and successful development either through rapid innovation or acquisition, market acceptance, our ability to manage the risks and costs, such as investment costs and marketing costs, associated with development and introduction of new products and services, the effective management of purchase commitments and channel inventory levels in line with anticipated product demand, availability of products in appropriate quantities and at expected costs to meet anticipated demand, the risk that new products and services may have delays, quality or other defects or deficiencies and our ability to effectively manage marketing and reviews of our products and services.

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

Changes in trade policy and regulation in the United States and other countries, including but not limited to the imposition of tariffs, may adversely impact our business, results of operations and financial condition.

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

Additionally, the U.S. has announced substantial new tariffs affecting a wide range of products and jurisdictions and has indicated an intention to continue developing new trade policies. In response, certain foreign governments have announced or implemented retaliatory tariffs and other protectionist measures. These developments have created a dynamic and unpredictable trade landscape. Retaliatory trade policies or anti-U.S. sentiment in certain regions whether driven by trade tensions, political disagreements, or regulatory concerns may make customers, governments and investors more hesitant to engage with, purchase from or invest in U.S. firms. This may lead to increased preference for local competitors, changes to government procurement policies, heightened regulatory scrutiny, decreased intellectual property protections, delays in regulatory approvals or other retaliatory regulatory non-tariff policies, which may result in heightened international legal and operational risks and difficulties in attracting and retaining non-U.S. customers, suppliers, employees, partners and investors. While the tariffs as currently implemented do not have a material impact on our business, future tariff policy changes could adversely impact our business. For example, we manufacture our products overseas in Thailand, Vietnam, Indonesia and Taiwan. If additional tariffs are announced or otherwise implemented in a manner that apply to our products imported to the United States from those countries, our margins could be adversely affected. However, given the volatility and uncertainty regarding the scope and duration of such tariffs and other aspects of U.S. and foreign government trade policies, the ultimate impact on our operations and financial results remains uncertain but could be significant. The complexity of announced or future tariffs and potential additional trade policy and regulation may also increase the risk that we or our customers or suppliers may be subject to enforcement actions in the U.S. or foreign jurisdictions related to compliance with trade regulations. The evolving trade environment may also exacerbate broader macroeconomic and financial market weakness, including decreased consumer spending, inflationary pressures affecting interest rates, exchange rate volatility, and financing challenges due to market instability, which may result in decreased customer demand, delayed purchases, limited expansion opportunities with customers, increased operational costs, and difficulties attracting capital. Ongoing tariff, trade policy and regulations and macroeconomic uncertainty may also contribute to volatility in the price of our common stock.

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

In addition, adverse changes in economic conditions or unforeseen disruptions in the businesses of any of our key customers could adversely impact the sale of our products to end users and the quantity of products our customers decide to purchase from us. For example, as mentioned above in the risk factor “Optimizing our channel partners' inventory levels and product mix within the current environment is challenging, and we have, and may in the future, incur costs associated with excess inventory, or lose sales from having too few products,” many of our retail and service provider customers have reduced and continue to reduce their target inventory levels. This shift may have a longer-term impact on the inventory levels our customers choose to carry.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, D-Link, Eero (owned by Amazon), and TP-Link. Our principal competitors in the business market include Arista, Cisco Systems, D-Link, Extreme Networks, Fortinet, Haiwei, Hewlett-Packard Enterprise, Ruckus Networks, TP-Link, and Ubiquiti. Our principal competitors in the service provider market include Compal, Franklin, Huawei, Inseego, Nokia, Orbic, Sonim, TP-Link, and ZTE. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who sell and attempt to sell their products directly to service providers around the world.

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

We depend substantially on our sales channels and certain significant customers and loss of and/or failure to maintain and expand our customer sales volume and/or sales channels would result in lower sales and reduced net revenue.

To maintain and grow our market share, net revenue and brand, we must maintain and expand our sales channels. Our sales channels consist of traditional retailers, online retailers, DMRs, MSPs, and broadband service providers. Some of these entities purchase our products through our wholesale distributor customers. We generally have no minimum purchase commitments or long-term contracts with any of these third parties.

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

Our traditional retail customers have faced increased and significant competition from online retailers. Further, we have experienced the shift to a greater percentage of purchases taking place online versus traditional retail customers. If we cannot effectively manage our business and inventory requirements amongst our online customers and traditional retail customers, our business would be harmed. The recent trend in the consolidation of online retailers and DMR channels has resulted in intensified competition for preferred product placement, such as product placement on an online retailer’s Internet home page. Expanding our presence in the MSP channel may be difficult and expensive. We compete with established companies that have longer operating histories and longstanding relationships with MSPs that we would find highly desirable as sales channel partners. In addition, our efforts to realign or consolidate our sales channels may cause temporary disruptions in our product sales and revenue, and these changes may not result in the expected longer-term benefits. We also sell products and services directly to consumers from our own e-commerce platforms. This requires material investment in capital, time and resources and carries the risk that it may not achieve the expected return on investment that we are expecting, and that it may adversely affect our relationships with our existing channel partners, which ultimately may materially and adversely affect our results of operations.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 34% of overall net revenue in fiscal 2025 and fiscal 2024, respectively. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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
•
seasonal shifts in end market demand for our products, particularly in our Consumer segment;
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

As part of the terms of acquisition, we may commit to pay additional contingent consideration if certain revenue or other performance milestones are met. We are required to evaluate the fair value of such commitments at each reporting date and adjust the amount recorded if there are changes to the fair value. Additionally, future or past business transactions (such as acquisitions or integrations) could also expose us to additional cybersecurity risks and vulnerabilities, as our systems or products could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies and our diligence may not have discovered such security issues.

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

Risks Related to Our Products, Technology, Intellectual Property and Data

We rely upon third parties for certain technology that is critical to our products, and if we are unable to continue to use this technology and future technology, our ability to develop, sell, maintain and support technologically innovative products would be limited.

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

Product security vulnerabilities, system security risks, data breaches, cyber-attacks, improper use of artificial intelligence (“AI”) tools, and other threats and risks, could disrupt or otherwise compromise our products, services, internal operations or information technology systems, or those of third parties with whom we work. Actual or perceived non-compliance with our privacy and security obligations could lead to regulatory investigations or actions, litigation, fines and penalties, business operation disruption, reputational harm, loss of revenue or profits, loss of customers or sales, and other adverse business consequences.

We and the third parties with whom we work process personal data and other sensitive information, and we disclose certain such sensitive information to relevant third parties as reasonably necessary to operate our business while maintaining measures designed to protect such information. Among other products and services, we offer comprehensive online cloud management services paired with a number of our products. Our products and services could be compromised due to a variety of evolving threats and security vulnerabilities. We have in the past experienced, and expect to continue to be the target of, cyber attacks (including by highly sophisticated nation-state actors) or other sources of compromise, and given the increasingly sophisticated and evolving threat landscape, we could experience a cyber incident that would materially affect our business operations. We devote considerable time and resources to uncovering and remedying these threats and vulnerabilities, using both internal and external resources, but the threats to network and data security are increasingly diverse and sophisticated and we continue to implement additional protections and increase our monitoring and threat intelligence. Despite our efforts and processes to prevent breaches, our systems and products are vulnerable to cybersecurity risks, including cyber-attacks such as viruses and worms, vulnerabilities such as command injection, cross site scripting, credential stuffing attacks, authentication and session management, and stack-based buffer overflow, social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake and phishing attacks), supply-chain attacks, malware (including as a result of advanced persistent threat intrusions), and other sophisticated attacks or exploits. These threats can come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through error or malfeasance), sophisticated nation states, and nation-state-supported actors. Additionally, our systems and products may be disrupted for reasons other than a cyberattack, such as software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, and floods. Threat actors may also gain access to other networks and systems after a compromise of our networks and systems. For example, threat actors may use an initial compromise of one part of our environment to gain access to other parts of our environment, or leverage a compromise of our networks or systems to gain access to the networks or systems of third parties with whom we work, such as through phishing or supply chain attacks. It is also possible that an attacker could compromise our internal code repository or those of our partners and insert a ‘backdoor’ that would give them easy access to any of our devices using this code. Severe ransomware attacks are also becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Further, most of our major offices worldwide operate under a hybrid work model, allowing personnel the flexibility to work remotely and at the workplace. Remote work arrangements present additional cybersecurity risks, including potential increases in malware and phishing attacks, greater challenges to secure relevant data, and potential service degradation or disruption to key internal business applications and third-party services. Although we have taken measures to address these risks, they present challenges that could impact business operations and could cause recovery times to increase.

We have not in the past and may not in the future successfully discover, get ahead of and/or protect against these threats and vulnerabilities, and if unable to remedy compromises of our products, services or data in a timely manner, or at all, it may impact our brand and reputation and otherwise harm our business. For example, with respect to our making available patches or information for vulnerabilities in our products or services, our customers may be unwilling or unable to deploy such patches and use such information effectively and in a timely manner. In the past, we have experienced attempted exploitation of such vulnerabilities and anticipate continuing to experience similar attempts in the future. Such attacks against and other compromises of us, our customers or third parties with whom we work could lead to material interruptions, delays or loss of data, unauthorized access to data, and loss of consumer confidence. Successful attacks or compromises of us, our customers or third parties with whom we work could materially adversely affect our business, be expensive to remedy, damage our reputation, result in negative publicity, adversely affect our brand, decrease demand for our products and services, and otherwise materially adversely affect our operating results and financial condition. Applicable data privacy and security obligations may require us, or we may voluntarily choose to, notify relevant stakeholders, including affected individuals, customers, regulators, investors and others of security breaches. Such disclosures and related actions can be costly and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences. Further, under certain circumstances, we may need to prioritize fixing vulnerabilities or responding to security breaches over new product development, which may impact our revenues and adversely affect our business.

With respect to certain of our products and services, we employ a shared responsibility model where our customers are responsible for using, configuring and otherwise implementing security measures related to our products and services in a manner that addresses their information security risks. As part of this shared responsibility security model, we make certain security features available to our customers that can be implemented at our customers’ discretion or identify security areas or measures for which our customers are responsible. For example, customers may choose not to enable two-factor authentication for their NETGEAR account (which would likely increase the risk of compromise) or they could choose to disable automatic updates (which would likely delay or prevent entirely, important security updates). In certain cases, where our customers choose not to implement or incorrectly implement such or similar features or measures, misuse our products or services, continue to use deprecated NETGEAR equipment no longer receiving security updates or otherwise experience their own vulnerabilities or other compromises, even if we are not the cause of a resulting customer security issue or incident, our customer relationships, reputation and revenue could be adversely impacted. If our products or services are compromised, a significant number or, in some instances, all of our customers could be simultaneously affected. The potential liability and associated consequences we could suffer as a result of such a large-scale event could result in irreparable harm.

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

We devote considerable internal and external resources to network security, data encryption and other security measures to protect our information systems and data (including customer data), but our efforts cannot provide an absolute guarantee of security. In addition, U.S. and foreign regulators have increased their focus on cybersecurity (including imposing specific security measures related to the products and services we sell) and data protection and many states, countries and other jurisdictions have laws and regulations that may impose significant penalties and fines for failure to comply with these requirements. Compliance with laws, regulations, industry standards, contracts, policies and other obligations concerning artificial intelligence, privacy, cybersecurity, data governance and data protection is a rigorous and time-intensive process, that continuously evolves and develops, and we have in the past and may in the future be required to put in place additional mechanisms ensuring compliance with such obligations and incur substantial expenditures. Many of these laws are new, in the nascent stages of applicability, untested in terms of scope by applicable courts, regulators and/or administrative bodies, and technically complex. As such, their interpretation remains inherently uncertain. If we fail to properly interpret or otherwise comply with any such obligations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations. Furthermore, obligations (including laws and regulations) are not consistent (and may not be interpreted in a consistent manner) and compliance remains costly.

Actual and potential breaches of our security measures as well as the loss, disclosure, dissemination or other compromise of proprietary information or sensitive or confidential data about us, our personnel or our customers, including the potential loss or disclosure of such information or data as a result of improper use of AI tools, personnel error or other personnel actions, hacking, fraud, social engineering or other forms of deception, could expose us, our customers or the individuals affected to a risk of loss or misuse of this information, result in litigation and potential liability for us, subject us to significant governmental fines and penalties (as well as other enforcement and remediation actions), damage our brand and reputation, or otherwise harm our business. Security incidents and attendant material consequences may prevent or cause customers to stop using our products and services, deter new customers from using our products and services, and otherwise negatively impact our ability to grow and operate our business. In particular, because our product and service offerings involve protecting the information or systems of our customers, a security incident could heighten the impact of these material adverse consequences because of the nature of our business and our customers’ expectations. It may be difficult and/or costly to detect, investigate, mitigate, contain and remediate security breaches and our efforts to do so may not be successful. Actions taken by us or third parties with whom we work to detect, investigate, mitigate, contain and remediate a security breach could result in outages, data losses, disruptions to our business and otherwise harm our business. Unauthorized parties may also gain access to other networks, systems and products after a compromise of our networks, systems, and products. For example, threat actors (including those sponsored by nation states) have, in the past, attacked or otherwise sought to compromise our products and other hardware nearing end of life and/or running on outdated firmware without the latest security updates.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws (such as wiretapping laws). Certain US states have enacted comprehensive consumer privacy laws that impose significant and costly obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 (“CCPA”) applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses subject to the law to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages. Outside the United States, an increasing number of laws, regulations and industry standards govern data privacy and security. For example, the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”) (collectively, “GDPR”), Australia’s Privacy Act, and Canada's Personal Information Protection and Electronic Documents Act (“PIPEDA”) (as well as various related provincial laws) impose strict requirements for processing personal data. For example, under the GDPR, companies may face temporary or definitive bans on data processing and other corrective actions; fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR or, in each case, 4% of annual global revenue, whichever is greater; or private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. In Europe, the Network and Information Security Directive (“NIS2”) regulates resilience and incident response capabilities of entities operating in a number of sectors. Non-compliance with NIS2 may lead up to administrative fines of a maximum of 10 million Euros or up to 2% of the total worldwide revenue of the preceding fiscal year.

We may also become subject to new laws that regulate non-personal data. For example, the European Union’s Data Act imposes certain data and cloud service interoperability and switching obligations to enable users to switch between cloud service providers without undue delay or cost, as well as certain requirements concerning cross-border international transfers of, and governmental access to, non-personal data outside the EEA. Depending on how this Act and any similar laws are implemented and interpreted, we may have to adapt our business practices, contractual arrangements, and products and services to comply with such obligations.

In the ordinary course of business, we transfer personal data from Europe and other jurisdictions to the United States and other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. These data localization and cross-border data transfer laws have led to additional compliance efforts and non-compliance with such obligations could lead to adverse consequences such as interruption of our operations, increased exposure to regulatory actions, and difficulty transferring data to partners, vendors and other third parties with whom we work.

Additionally, the U.S. Department of Justice issued a rule entitled the Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which places additional restriction on certain data transactions involving countries of concern (e.g., China, Russia, Iran) and “covered persons” (as defined by the rule) that impacts certain business activities such as vendor engagements, the sale or sharing of data, employment of certain individuals, and investor agreements. Violations of the rule could lead to significant civil and criminal fines and penalties.

We are also subject to industry standards and bound by contractual obligations in each case related to data privacy and security, and our efforts to comply with such obligations may not be successful. We also publish privacy policies, marketing materials, and other statements, such as statements concerning data privacy, and security and AI. Regulators are increasingly scrutinizing these statements, and if these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigations and enforcement actions by regulators and experience other adverse consequences.

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

Several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering laws governing the development and use of AI technologies, such as the EU’s AI Act, the Colorado Artificial Intelligence Act, California Bot Disclosure Law, the Utah Artificial Intelligence Policy Act, and the CCPA regulations on automated decision-making technology. For example, the EU AI Act sets out a risk-based framework, subjecting certain AI technologies to numerous compliance obligations, including transparency, conformity and risk assessment, monitoring and human oversight requirements. Under the EU AI Act, non-compliant companies may be subject to administrative fines of up to 35 million Euros or 7% of a company’s total worldwide annual turnover for the preceding financial year, whichever is the higher. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI technologies. These obligations have in the past and may in the future make it harder for us to conduct our business using AI technologies, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI technologies, or prevent or limit our use of AI technologies. For example, the FTC has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI technologies where it has alleged that a non-compliant company has violated relevant laws. If we cannot use AI technologies or that use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

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

Financial, Legal, Regulatory and Tax Compliance Risks

We are currently involved in several litigation matters in the ordinary course and may in the future become involved in additional litigation which could be costly and subject us to significant liability.

The networking industry is characterized by the existence of a large number of patents and frequent claims and related litigation regarding infringement of patents, trade secrets and other intellectual property rights. In particular, leading companies in the data communications markets, some of which are our competitors, have extensive patent portfolios with respect to networking technology. From time to time, third parties, including these leading companies, have asserted and may continue to assert exclusive patent, copyright, trademark and other intellectual property rights against us demanding license or royalty payments or seeking payment for damages, injunctive relief and other available legal remedies through litigation. These also include third-party non-practicing entities who claim to own patents or other intellectual property that cover industry standards that our products comply with. If we are unable to resolve these matters or obtain licenses on acceptable or commercially reasonable terms, we could be sued or we may be forced to initiate litigation to protect our rights. The cost of any necessary licenses or cost to defend litigation could significantly harm our business, operating results and financial condition. We may also choose to join defensive patent aggregation services in order to prevent or settle litigation and avoid the associated significant costs and uncertainties of litigation. These patent aggregation services may obtain, or have previously obtained, licenses for the alleged patent infringement claims against us and other patent assets that could be used offensively against us. The costs of such defensive patent aggregation services, while potentially lower than the costs of litigation, may be significant as well. At any time, any of these non-practicing entities, or any other third-party could initiate litigation against us, or we may be forced to initiate litigation against them, which could divert management attention, be costly to defend or prosecute, prevent us from using or selling the challenged technology, require us to design around the challenged technology and cause the price of our stock to decline. For example, in the past, various third parties have initiated litigation against us in Europe, China and the United States that carried the threat of an injunction on the importation of our products into certain territories, as well as a significant increase in time and resources to defend against. In addition, third parties, some of whom are potential competitors, have initiated and may continue to initiate litigation against us, our manufacturers, suppliers, members of our sales channels or our service provider customers or even end user customers, alleging infringement of their proprietary rights with respect to existing or future products. In the event successful claims of infringement are brought by third parties, and we are unable to obtain licenses or independently develop alternative technology on a timely basis, we may be subject to indemnification obligations, be unable to offer competitive products, or be subject to increased expenses. Consumer class-action lawsuits related to the marketing and performance of our home networking products have been asserted and may in the future be asserted against us. Finally, we have been sued in securities class action lawsuits, and may in the future be named in other similar lawsuits. For additional information regarding certain of the lawsuits in which we are involved, see the information set forth in Note [9], Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this

Annual Report on Form 10-K. If we do not resolve these claims on a favorable basis, our business, operating results and financial condition could be significantly harmed.

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

Changes in applicable direct or indirect tax laws, and failure to comply with the same, or exposure to additional income tax liabilities, could result in liability and/or affect our future profitability.

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

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. We have been in litigation with the ITA for the 2004 through 2012 years. This litigation was appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court was held on March 6, 2024. Decisions were issued in the Company’s favor for the 2007 through 2012 tax years. In Q4 2025, the Italian Tax Court upheld the Company’s appeal with respect to the 2004 through 2006 tax years and annulled the related ITA tax assessments. The ITA retains the right to appeal this decision to the Italian Supreme Court and, accordingly, the 2004 through 2006 tax years remain subject to ongoing litigation. If we are unsuccessful in defending our tax positions for the remaining years, our profitability will be reduced.

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

We are subject to, and must remain in compliance with numerous new, existing and changing laws and regulations worldwide concerning our business. Some of our customers also require that we comply with their own unique requirements relating to these matters. Any failure to comply with such laws, regulations and requirements, and any associated unanticipated costs, may adversely affect our business, financial condition and results of operations.

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

As a result of our acquisitions, we have significant goodwill recorded on our balance sheets. In addition, significant negative industry or economic trends, such as those that have occurred as a result of the recent economic downturn, including reduced estimates of future cash flows or disruptions to our business could indicate that goodwill might be impaired. If, in any period our stock price decreases to the point where our market capitalization is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period. Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on projections of future operating performance. The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. For example, in 2022, the market price of our common stock and market capitalization declined and the U.S. WiFi market contracted, which had a significant negative impact on our then-Consumer business. As a result, we recognized a goodwill impairment charge in the first quarter of 2022. We have not recognized any impairment charge on our Enterprise reporting unit. However, we operate in highly competitive environments and projections of future operating results and cash flows may vary significantly from actual results. As a result, we may incur substantial impairment charges to earnings in our financial statements should an impairment of our goodwill be determined on our Enterprise reporting unit, resulting in an adverse impact on our results of operations.

General Risk Factors

If we lose the services of our key personnel, we may not be able to execute our business strategy effectively.

Changes in our management team may disrupt our business, strategic and employee relationships, which may delay or prevent the achievement of our business objectives. During the transition periods, there may be uncertainty among investors, employees and others concerning our future direction and performance. For example, we appointed a new Chief Executive Officer in January 2024 and have made other leadership changes and hires. The failure to successfully transition could adversely affect our results of operations. We do not maintain any key person life insurance policies. Our business model requires extremely skilled and experienced senior management who are able to withstand the rigorous requirements and expectations of our business. Our success depends on senior management being able to execute at a very high level. The loss of our senior management or other key engineering, research, development, sales or marketing personnel, particularly if lost to competitors, could harm our ability to implement our business strategy and respond to the rapidly changing needs of our business. Our future success also depends on our ability to hire for key functions. The market for talent in the technology industry, especially in the areas of software and subscription services is competitive, and we may not have the resources to compete at the same level as larger companies who are able to offer more compelling compensation packages. Therefore, our ability to recruit new talent and retain existing talent may be adversely affected, and as a result our business as a whole may suffer. While we believe that we have mitigated some of the business execution and business continuity risk with our organization into two business segments with separate leadership teams, the loss of any key personnel would still be disruptive and harm our business, especially given that our business is leanly staffed and relies on the expertise and high performance of our key personnel.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our General Counsel & Chief Privacy Officer, Head of Corporate Security and Head of Product Security, each of whom have substantial industry expertise, including past experience in cyber security in roles at other public companies.

Our General Counsel & Chief Privacy Officer, who has worked in the privacy and cyber security space since 2008, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. She is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

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

Item 2. Properties

Our principal administrative, sales, marketing, and research and development facilities currently occupy approximately 89,409 square feet in an office complex in San Jose, California, under a lease that expires in September 2036. This lease replaced our previous headquarters lease, which expired in September 2025, around the time of our relocation to the new facility.

Our international headquarters occupy approximately 7,000 square feet in an office complex in Cork, Ireland, under a lease that expires in December 2037. Our international sales personnel are based out of local sales offices or home offices in Australia, Canada, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Poland, Singapore, Sweden, Switzerland, New Zealand, Spain, the Netherlands, and the United Kingdom. We also have operations personnel using leased facilities in Singapore, and Taipei (Taiwan). We maintain research and development facilities in Richmond B.C. (Canada), Taipei (Taiwan), Chennai (India), and Bangalore (India). From time to time, we consider various alternatives related to our long-term facilities’ needs. While we believe our existing facilities provide suitable space for our operations and are adequate to meet our immediate needs, it may be necessary to lease additional space to accommodate future growth or to reduce office space to be in line with our needs to balance the office needs and hybrid work environment. We have invested in internal capacity and strategic relationships with outside manufacturing vendors as needed to meet anticipated demand for our products.

We use third parties to provide warehousing services to us in facilities located in Southern California, Netherlands, and Singapore.

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

Holders of Common Stock

On February 6, 2026, there were 70 stockholders of record, one of which was Cede & Co., a nominee for Depository Trust Company (“DTC”). All of the shares of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC and are therefore considered to be held of record by Cede & Co. as one stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not anticipate paying cash dividends in the foreseeable future.

Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
September 29, 2025 - October 26, 2025	—	$—	—	2,026,685
October 27, 2025 - November 23, 2025	340,590	$29.00	340,590	1,686,095
November 24, 2025 - December 31, 2025	198,216	$25.84	198,216	1,487,879
Total	538,806	$27.84	538,806

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

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq Computer Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq Computer Index assume reinvestment of dividends. We have never paid dividends on our common stock and have no present plans to do so.

$300
$250
$200
$150
$100
$50
$0
31-Dec-20
31-Dec-21
31-Dec-22
31-Dec-23
31-Dec-24
31-Dec-25
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

This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business and Executive Overview

We are a global provider of networking technologies for businesses, homes, and service providers. We deliver a wide range of networking hardware, software, and services designed to enable reliable connectivity and security. Our mission is to unleash the full potential of connectivity with intelligent solutions that delight and protect. We are executing a multi-phase transformation to strengthen execution, reinforce our core businesses, and support long-term growth and margin expansion, while exercising strong operational discipline. Our goal is to power extraordinary experiences where people collaborate and connect to a world of information and innovation. Our products and services are delivered through integrated platforms that combine hardware, software, and services. Our connected solutions range from switching and wireless products that support audio and video (“AV”) over Ethernet for Pro AV applications and business networks to WiFi networking solutions, security and support services for enterprise and home networks. We continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 7, eSIM and future technologies. Our product line enables the creation and extension of wired and wireless networks and includes services that complement and enhance our hardware offerings. These products are available in multiple configurations to address the changing needs of our customers across geographic regions.

In the first quarter of 2025, we realigned our business structure by separating the previously disclosed Connected Home segment into two reportable segments: Home Networking and Mobile. Effective January 1, 2025, we operated and reported in three segments for the first three fiscal quarters of 2025: NETGEAR for Business, Home Networking, and Mobile. Beginning on the first day of the fourth fiscal quarter of 2025, we streamlined our operating and reporting structure and returned to two reportable segments: Enterprise (formerly NETGEAR for Business) and Consumer (formerly reported as Connected Home), with Consumer comprising the former Home Networking and Mobile businesses. These realignments align our financial reporting more closely with our then and go-forward business strategy and customer focus. Refer to “Segment” in Note 1, The Company and Summary of Significant Accounting Policies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for additional information regarding the segment changes during 2025. The Enterprise segment focuses on small and medium enterprises and provides solutions for audio and video over Ethernet for AV applications, enterprise networking solutions, including wireless local area network (“LAN”) and cloud-managed networking capabilities, software platforms for deployment and remote management, and security offerings, including firewall and secure access service edge (“SASE”) functionality, designed to address the networking, security, and manageability requirements of organizations seeking reliable and cost-effective connectivity solutions. The Consumer segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as multi-band WiFi 7 mesh systems and routers, subscription services offering performance, security, privacy and support, and 4G/5G mobile products, including WiFi 7 and WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to address the demand for reliable, high-speed connectivity at home and on the go. We conduct business across three geographic territories: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

Business Overview

The enterprise, consumer, and service provider markets are intensely competitive and subject to rapid technological change. We expect competition to continue to intensify. We believe that the principal competitive factors in the business, consumer, and service provider markets for networking products include product breadth, price points, brand name, security and privacy, performance, features, functionality and reliability, product availability, timeliness of new product introductions, size and scope of the sales channel, ease-of-installation, maintenance and use, and customer service and support. We seek to differentiate our offerings through integrated hardware and software solutions, partner relationships, centralized management capabilities, and services. To remain competitive, we focus on investing in differentiated connectivity solutions across a range of performance tiers, complemented by subscription-based services, expanding and supporting our sales channels, strengthening engagement with customers and partners, and maintaining a high level of customer satisfaction. Our investments align with our strategic priorities, including investments in enterprise and Pro AV initiatives and selective acquisitions intended to enhance software and security capabilities.

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), managed service providers (“MSPs”), broadband service providers, and through our direct online store at www.netgear.com. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. In addition, we also sell products directly to broadband service providers in the United States and internationally providing WiFi, cable and 4G/5G mobile broadband products. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. We expect revenue through our direct online store or in-app offerings to continue to increase as a percentage of overall revenue for the foreseeable future.

Financial Overview

During the year ended December 31, 2025, our net revenue increased by $25.9 million, compared to the prior year, mainly driven by an increase of $54.2 million in our Enterprise segment, partially offset by a decrease of $28.4 million in our Consumer segment. The year-over-year increase in Enterprise net revenue was primarily attributable to continued strong demand for our Pro AV product line of managed switches, which experienced double-digit end-market sales growth, driven by higher average selling prices and increased unit volumes. The decrease in Consumer net revenue was primarily driven by lower net revenue in the service provider channel. Our gross margin percentage increased by 890 basis points, compared to the prior year, primarily attributable to a favorable product mix weighted toward Enterprise, which generally carry higher gross margin, lower inventory costs resulting from the depletion of older, and higher-cost inventory, reduced sales returns, and lower charges for excess and obsolete inventory. The prior year operating income included a $92.7 million contra-expense recognized in litigation reserves related to the successful settlement of TP-Link litigation, as well as a $10.9 million reduction in general and administrative expenses to offset related legal fees. Excluding these items, the prior year would have reflected an operating loss of $91.4 million, compared to an operating loss of $34.2 million in 2025.

Geographically, net revenue from Enterprise increased in all three regions, whereas net revenue from Consumer decreased in all three regions, during the year ended December 31, 2025, compared to the prior year.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, elevated interest rates, foreign exchange rate fluctuations, particularly involving the U.S. dollar, and ongoing trade policy shifts, including tariffs related to the U.S. and key international countries as well as U.S. tariffs and intensified trade actions. Trade policy uncertainty, including the potential for expanded or modified tariff regimes, continues to affect global commerce and supply chain planning. Geopolitical tensions and episodic maritime security incidents, to the extent that disrupt global shipping routes, along with evolving supply chain disruptions and volatile ocean freight spot rates, have added complexity to the global operating environment. Ongoing geopolitical conflicts and regional instability, including disruptions affecting key global shipping routes, have contributed to continued volatility in logistics, freight availability, and transportation costs, and increases in memory costs, driven in part by industry demand related to AI data center deployments, have created additional cost pressures within our supply chain. In light of this environment, we continue to invest in cybersecurity, product security, and sourcing to enhance the security of our products as well as our regulatory compliance readiness. The extent of impacts from these macroeconomic and geopolitical trends and from our ongoing investment and go-to-market initiatives on our operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. The broader implications of the macroeconomic uncertainty, and any related disruptions to channel partners and freight remain unpredictable. Refer to Item 1A, Risk Factors of Part I of this Annual Report on Form 10-K for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, we expect end-user demand for our Pro AV product line of managed switches within the Enterprise segment to remain strong, and we have made progress improving our supply position for these products. In our Consumer segment, while our broader product portfolio continues to address market needs, we are seeing signs of softening demand at the start of the first quarter of 2026, which may be attributable to broader pricing pressures in the electronics market driven by rising memory costs. We also expect revenue from the service provider channel to decline compared to the same period of the prior year, reflecting in part the impact of the most recent government shutdown. As we further ramp our planned investments, with a continued focus on expanding our insourced software development capabilities and enhancing our go-to-market efforts, particularly in support of our Enterprise business, we are executing on our strategy of differentiating our portfolio through software, services, and security offerings. Within our Consumer business, we are addressing key technology transitions, including WiFi 7, WiFi 6E, WiFi 6, and 5G, through a good, better, best product strategy, while continuing to expand service offerings, strengthen direct-to-consumer capabilities, and introduce new products, including the planned launch of our eSIM-enabled M7 mobile hotspot, to support the expansion of recurring non-device revenue streams over time.

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

We completed our annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2025, or September 29, 2025. We identified the reporting units for the purpose of goodwill impairment testing as Enterprise and Consumer and performed a qualitative test for the Enterprise reporting unit as the Consumer reporting unit has had no goodwill since the first fiscal quarter of 2022. Based upon the results of the qualitative testing, we concluded that it was more-likely-than-not that the fair value of the Enterprise reporting unit was greater than its carrying value and therefore, no further quantitative impairment testing was required. No goodwill impairment was recognized for our Enterprise reporting unit in the years ended December 31, 2025, 2024 and 2023. Refer to Note 3, Balance Sheet Components, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K for details.

For our Enterprise reporting unit, we do not believe it is likely that there will be a material change in the estimates or assumptions we use to test for impairment losses on goodwill. However, if the actual results are not consistent with our estimates or assumptions, we may be exposed to a future impairment charge that could be material.

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

Results of Operations

The following table sets forth, for the periods presented, the consolidated statements of operations data, which is derived from the accompanying consolidated financial statements:

	Year Ended December 31,
(In thousands, except percentage data)	2025		2024		2023
Net revenue	$699,621	100.0%	$673,759	100.0%	$740,840	100.0%
Cost of revenue	433,430	62.0%	477,832	70.9%	491,588	66.4%
Gross profit	266,191	38.0%	195,927	29.1%	249,252	33.6%
Operating expenses:
Research and development	85,721	12.3%	81,082	12.0%	83,295	11.2%
Sales and marketing	127,733	18.2%	123,694	18.4%	127,778	17.4%
General and administrative	78,916	11.3%	63,468	9.4%	66,243	8.9%
Litigation reserves, net	209	0.0%	(89,012)	(13.2)%	178	0.0%
Restructuring and other charges	7,764	1.1%	4,479	0.7%	3,962	0.5%
Intangible assets impairment	—	—%	—	—%	1,071	0.1%
Total operating expenses	300,343	42.9%	183,711	27.3%	282,527	38.1%
Income (loss) from operations	(34,152)	(4.9)%	12,216	1.8%	(33,275)	(4.5)%
Other income, net	17,376	2.5%	12,672	1.9%	14,139	1.9%
Income (loss) before income taxes	(16,776)	(2.4)%	24,888	3.7%	(19,136)	(2.6)%
Provision for income taxes	1,147	0.2%	12,525	1.9%	85,631	11.5%
Net income (loss)	$(17,923)	(2.6)%	$12,363	1.8%	$(104,767)	(14.1)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023

Americas	$476,020	4.4%	$456,040	(9.6)%	$504,349
Percentage of net revenue	68.0%		67.7%		68.1%
EMEA	$139,602	9.7%	$127,260	(14.5)%	$148,922
Percentage of net revenue	20.0%		18.9%		20.1%
APAC	$83,999	(7.1)%	$90,459	3.3%	$87,569
Percentage of net revenue	12.0%		13.4%		11.8%
Total net revenue	$699,621	3.8%	$673,759	(9.1)%	$740,840

2025 vs 2024

Americas

Net revenue in Americas increased in the year ended December 31, 2025, primarily attributable to an increase of 22.5% in Enterprise segment's net revenue, partially offset by a decline of 4.0% in Consumer segment's net revenue compared to the prior year. Enterprise net revenue increased primarily due to higher demand for Pro AV product line of managed switches, in addition to benefitting from inventory optimization efforts with channel partners completed in the first half of the prior year. The decline in Consumer segment's net revenue was mainly due to lower net revenue in the service provider channel.

EMEA

Net revenue in EMEA increased in the year ended December 31, 2025, compared to the prior year, primarily attributable to a 19.6% increase in Enterprise segment's net revenue , partially offset by a 13.2% decrease in Consumer segment net revenue. The net revenue increase in Enterprise was mainly driven by continued strong demand for the Pro AV product line of managed switches in addition to benefitting from inventory optimization efforts with channel partners completed in the first half of the prior year. The decline in Consumer segment's net revenue was mainly due to lower net revenue in both the retail and the service provider channels.

APAC

Net revenue in APAC decreased in the year ended December 31, 2025, compared to the prior year, mainly attributable to a decline of 30.2% in Consumer segment's net revenue, primarily driven by lower net revenue in both the retail and the service provider channels. The decline is partially offset by an increase of 8.0% in Enterprise segment’s net revenue, primarily driven by continued strong demand for the Pro AV product line of managed switches.

For further discussions specific to our Enterprise and Consumer segments, refer to the "Segment Information" section below.

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

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Cost of revenue	$433,430	(9.3)%	$477,832	(2.8)%	$491,588
Gross margin percentage	38.0%		29.1%		33.6%

2025 vs 2024

Gross margin percentage increased in the year ended December 31, 2025, compared to the prior year, primarily attributable to a higher mix of Enterprise products, which generally carry higher gross margins, lower inventory costs resulting from the depletion of older, higher-cost inventory, reduced sales returns, and lower charges for excess and obsolete inventory.

We expect our gross margin in the first fiscal quarter of 2026 to be higher than the same quarter of 2025 level, mainly driven by a higher mix of Enterprise products. Memory cost increases, driven in part by industry demand related to AI data center deployments, represent emerging pressure within our cost structure. While we have mitigated the impact to date and currently expect limited gross margin impact in the first half of fiscal 2026, continued escalation in memory costs could adversely affect gross margin in the second half of the year. The potential impact is greater in our Consumer business, where memory represents a higher proportion of product costs, while the Enterprise business is less sensitive due to product mix and pricing dynamics. We are taking mitigation actions; however, these measures may not fully offset future cost pressures. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Research and development	$85,721	5.7%	$81,082	(2.7)%	$83,295

2025 vs 2024

The increase in research and development expenses in the year ended December 31, 2025, compared to the prior year, was primarily driven by a higher personnel-related expenditure of $7.1 million, mainly due to higher head count and higher variable compensation, largely in support of our Enterprise business, including expanded software development capabilities. The increase was partially offset by a decrease in engineering projects and outside professional service fees of $2.6 million.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in the first fiscal quarter of 2026 to be higher in absolute dollars than the same quarter of 2025 level. We continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 7, eSIM and future technologies. Our research and development efforts increasingly focus on software, security, and capabilities that support subscription-based services and margin improvement. Our Enterprise segment will receive most of our incremental investments for 2026 with a focus on in-sourcing our software capabilities and expanding our product portfolio to grow our share in the sizable AV and enterprise WiFi markets. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Sales and marketing	$127,733	3.3%	$123,694	(3.2)%	$127,778

2025 vs 2024

The increase in sales and marketing expenses in the year ended December 31, 2025, compared to the prior year, was primarily attributable to a higher personnel-related expenditure of $11.1 million, mainly due to higher head count and higher variable compensation, reflecting investments to expand our go-to-market capabilities in support of our Enterprise business. The increase was partially offset by a decrease in brand marketing expenditures of $3.6 million and outside professional service fees of $3.1 million.

We expect sales and marketing expenses in the first fiscal quarter of 2026 to be higher in absolute dollars than the same quarter of 2025 level. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
General and administrative	$78,916	24.3%	$63,468	(4.2)%	$66,243

2025 vs 2024

The increase in general and administrative expenses in the year ended December 31, 2025, compared to the prior year, was primarily due to the absence of a $10.9 million reduction in expenses recorded in the prior year period to offset legal fees associated with the successful TP-Link litigation settlement. The increase was also driven by a higher personnel-related expenditure of $6.6 million, primarily due to increased stock-based compensation associated with executive transitions, and higher variable compensation.

We expect general and administration expenses in the first fiscal quarter of 2026 to be in line with or slightly higher than the same quarter of 2025 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

Litigation Reserves, Net

The following table presents litigation reserves, net for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Litigation reserves, net	$209	**	$(89,012)	**	$178

___________________

** Percentage change not meaningful.

2025 vs 2024

A net litigation expense of $0.2 million was incurred in the year ended December 31, 2025, compared to a net benefit of $89.0 million in the prior year. The prior year net benefit consisted of a $92.7 million contra-expense related to a litigation settlement payment from TP-Link, partially offset by a $3.6 million litigation reserve.

Restructuring and Other Charges

The following table presents restructuring and other charge for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Restructuring and other charges	$7,764	73.3%	$4,479	13.0%	$3,962

2025 vs 2024

The increase in restructuring and other charges in the year ended December 31, 2025, compared to the prior year, was primarily due to restructuring activities initiated in January 2025 and carried out throughout the year. This restructuring was aimed at reducing costs, and reinvesting into the business to capitalize on our highest priority opportunities to drive revenue growth and improve profitability. For a detailed discussion of restructuring and other charges, refer to Note 14. Restructuring and Other Charges, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Other Income, Net

Other income, net consists of interest income, which represents amounts earned and incurred on our cash, cash equivalents and short-term investments, and other income and expenses, which primarily represents gains and losses on transactions denominated in foreign currencies, gains and losses on investments, imputed interest expense, and other non-operating income and expenses, including gain on litigation settlements. The following table presents other income, net for the periods indicated:

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Other income, net	$17,376	37.1%	$12,672	(10.4)%	$14,139

2025 vs 2024

The increase in other income, net in the year ended December 31, 2025, compared to the prior year, was primarily due to $4.7 million of proceeds from the sale of patents in the current year, and higher net gains on foreign currency transactions and contracts, offset by lower interest income resulting from lower average cash and short-term investment balances. For details on the changes in Other income, net, refer to Note 7, Other Income, Net, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Provision for income taxes	$1,147	(90.8)%	$12,525	(85.4)%	$85,631
Effective tax rate	(6.8)%		50.3%		(447.5)%

2025 vs 2024

The tax expense in the 2025 versus 2024 years resulted primarily from the change in valuation allowance, partially offset by the benefit from certain changes in estimate upon filing the 2024 U.S. federal tax return and the recognition of uncertain tax benefits.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are currently under examination in various U.S. and foreign jurisdictions.

Segment Information

As described above, during 2025 we realigned our business structure and reportable segments. Effective January 1, 2025, we began reporting in three segments, following a realignment that separated the previously reported Connected Home segment into Home Networking and Mobile. Beginning on the first day of the fourth fiscal quarter of 2025, we streamlined our operating and reporting structure and returned to two reportable segments. These changes did not impact our segment financial information for the year ended December 31, 2025, and prior-period segment information has been presented on a comparable basis. Accordingly, the impact on the full-year disclosure relates primarily to segment naming, reflecting the Enterprise (formerly NETGEAR for Business) and Consumer (previously reported as Connected Home) segments. Additional information on the changes, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 1, , The Company and Summary of Significant Accounting Policies, and Note 12, Segment Information, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Enterprise Segment

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Net revenue	$342,029	18.8%	$287,812	(2.1)%	$293,975
Percentage of net revenue	48.9%		42.7%		39.7%
Contribution income	$76,720	74.3%	$44,005	(22.5)%	$56,765
Contribution margin	22.4%		15.3%		19.3%

2025 vs 2024

Enterprise net revenue increased in the year ended December 31, 2025, compared to the prior year, primarily driven by continued strong demand for Pro AV product line of managed switches. This growth reflected double-digit end-market sales expansion, driven by higher average selling prices and increased unit volumes. We also saw more predictable performance aligned to the market as a result of inventory optimization efforts with our channel partners completed in the first half of the prior year. Geographically, Enterprise net revenue increased in all three regions, compared to the prior year.

Enterprise segment's contribution income increased in the year ended December 31, 2025, compared to the prior year, primarily due to higher net revenue and improved gross margins, mainly driven by a higher mix of our Pro AV product line of managed switches, reduced charges for excess or obsolete inventory. These increases were partially offset by higher operating expenses, primarily driven by increased headcount and related investments as we continue to focus on and shift resources toward growing our Enterprise business.

Consumer Segment

	Year Ended December 31,
(In thousands, except percentage data)	2025	% Change	2024	% Change	2023
Net revenue	$357,592	(7.3)%	$385,947	(13.6)%	$446,865
Percentage of net revenue	51.1%		57.3%		60.3%
Contribution income (loss)	$8,689	**	$(26,011)	**	$9,545
Contribution margin	2.4%		(6.7)%		2.1%

___________________

** Percentage change not meaningful.

2025 vs 2024

Consumer net revenue decreased in the year ended December 31, 2025, compared to the prior year, primarily driven by a decline in net revenue from service provider channel, partially offset by increased revenue from WiFi 7 products. Geographically, Consumer net revenue decreased across all three regions, compared to the prior year.

Consumer segment generated contribution income in the year ended December 31, 2025, compared to contribution loss in the prior year, primarily driven by higher gross margin, which benefited from a more favorable product mix of WiFi 7 products, higher service revenue, lower product costs, reduced sales returns, warranty, and contra-revenue marketing expenses, and lower charges for excess and obsolete inventory. Additionally, operating expenses as a percentage of net revenue declined, largely due to the restructuring initiated in January 2025 and carried out throughout the year.

As disclosed above, increases in memory costs represent emerging cost pressure for the Consumer business. While we currently expect limited impact in the first half of fiscal 2026, further escalation in memory costs could adversely affect Consumer segment gross margin in the second half of 2026 due to the segment’s greater sensitivity to component cost pressures.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of December 31, 2025, we had cash, cash equivalents and short-term investment of $323.0 million, a decrease of $85.7 million from December 31, 2024.

As of December 31, 2025, approximately 28% of our cash and cash equivalents and short-term investments were outside of the U.S. The cash and cash equivalents and short-term investments balances outside of the U.S. are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash provided by operating activities	$1,606	$164,797	$56,853
Cash used in investing activities	(22,641)	(26,157)	(27,433)
Cash provided by (used in) financing activities	(55,505)	(28,913)	797
Net cash increase (decrease)	$(76,540)	$109,727	$30,217

2025 vs 2024

Operating activities

Net cash provided by operating activities decreased by $163.2 million in the year ended December 31, 2025, compared to the prior year, primarily due to $103.6 million of pre-tax net proceeds received in the prior year from the TP- Link litigation settlement, as well as unfavorable working capital movements in the current year. Our accounts payable (excluding payables related to property and equipment) decreased from $57.4 million as of December 31, 2024, to $41.6 million as of December 31, 2025, primarily due to the timing of inventory receipts and supplier payments. Inventory increased from $162.5 million as of December 31, 2024 to $176.5 million as of December 31, 2025, as we work to realign inventory carrying levels with projected demands. Accounts receivable decreased from $156.2 million as of December 31, 2024, to $142.0 million as of December 31, 2025, primarily due to the timing of cash collections.

Investing activities

Net cash used in investing activities decreased by $3.5 million in the year ended December 31, 2025, compared to the prior year, mainly due to lower net purchases of short-term investments, partially offset by payments related to the acquisition of Exium, and higher purchases of property and equipment, primarily related to leasehold improvements for our new headquarters office.

Financing activities

Net cash used in financing activities increased by $26.6 million in the year ended December 31, 2025, compared to the prior year, primarily due to higher repurchases of our common stock and higher payments for restricted stock unit tax withholdings.

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

Stock Repurchases and Restricted Stock Unit Withholdings

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of December 31, 2025, approximately 1.5 million shares remained authorized for repurchase under the repurchase program. We repurchased and retired, reported based on trade date, approximately 1.9 million and 2.1 million shares of common stock, at a cost of approximately $50.0 million and $33.6 million under the repurchase authorization during the years ended December 31, 2025 and December 31, 2024, respectively. Under the Inflation Reduction Act signed into law in 2022, the excise tax on stock repurchases was approximately $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

We also withheld and reported, based on trade date, approximately 515,000 shares and 226,000 shares of common stock, at a cost of approximately $13.8 million and $3.4 million during the years ended December 31, 2025 and December 31, 2024, respectively, to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving Restricted Stock Units.

For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K. We remain confident in our ability to generate meaningful levels of cash, and plan to continue to opportunistically repurchase shares in the future.

Contractual and Other Obligations

The following table summarizes our non-cancelable short-term and long-term contractual and other obligations as of December 31, 2025:

(In thousands)	Short-term	Long-term	Total
Purchase obligations (1)	$55,348	$—	$55,348
Operating leases (2)	12,925	54,113	67,038
Other non-trade commitments (3)	11,910	31,357	43,267
	$80,183	$85,470	$165,653

(1) Represent non-cancellable inventory-related purchase agreements with suppliers. A further $200.5 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For a detailed discussion on our purchase obligations, refer to Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

Our commitments for property and equipment purchases as of December 31, 2025 were not material.

(2) Represent undiscounted non-cancellable remaining lease payments. These balances are included on our consolidated balance sheets. These lease payments are consistent with contractual terms and are not expected to differ significantly, unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space. For a detailed discussion on our operating leases, refer to Note 15, Leases, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

(3) Represent non-cancellable commitments pertaining to non-trade activities. For a detailed discussion, refer to Note 9, Commitments and Contingencies, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

In addition, as of December 31, 2025, we had $6.5 million of total gross unrecognized tax benefits and related interest and penalties. The timing of any payments that could result from these unrecognized tax benefits will depend upon a number of factors. The unrecognized tax benefits have been excluded from the contractual obligations table because reasonable estimates cannot be made of whether, or when, any cash payments for such items might occur. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions that may impact the statements of operations in the next 12 months was approximately $1.4 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

Our contractual and other obligations are expected to be funded by our existing cash, cash equivalents and short-term investments, together with cash generated from operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We do not use derivative financial instruments in our investment portfolio. We have an investment portfolio of fixed income securities that are classified as available-for-sale securities. These securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase. We attempt to limit this exposure by investing primarily in highly rated short-term securities. Our investment policy requires investments to be rated triple-A with the objective of minimizing the potential risk of principal loss. Due to the short duration and conservative nature of our investment portfolio, a hypothetical movement of 10% in interest rates would not have a material impact on our operating results and the total value of the portfolio over the next fiscal year. We monitor our interest rate and credit risks, including our credit exposure to specific rating categories and to individual issuers. There were no impairment charges on such investments during fiscal years 2025, 2024 and 2023.

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

We do not use foreign currency contracts for speculative or trading purposes. Hedging of our balance sheet and anticipated cash flow exposures may not always be effective to protect us against currency exchange rate fluctuations. In addition, we do not fully hedge our balance sheets and anticipated cash flow exposures, leaving us at risk to foreign exchange gains and losses on the un-hedged exposures. If there were an adverse movement in exchange rates, we might suffer significant losses. For additional disclosure on our foreign currency contracts, refer to Note 5, Derivative Financial Instruments, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

As of December 31, 2025 and 2024, we had net assets in various local currencies. A hypothetical 10% movement in foreign exchange rates would result in a before-tax positive or negative impact of approximately $0.6 million, $0.7 million and $0.7 million net income (loss), net of our hedged position as of December 31, 2025, 2024 and 2023, respectively. Actual future gains and losses associated with our foreign currency exposures and positions may differ materially from the sensitivity analyses performed as of December 31, 2025 and 2024 due to the inherent limitations associated with predicting the foreign currency exchange rates, and our actual exposures and positions. For the years ended December 31, 2025, 2024, and 2023, 25%, 24% and 24% of total net revenue was denominated in a currency other than the U.S. dollar, respectively.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of NETGEAR, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of NETGEAR, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Provision for Excess and Obsolete Inventory

As described in Notes 1 and 4 to the consolidated financial statements, on a quarterly basis, management assesses the value of inventory and writes down its value for estimated excess and obsolete inventory based upon assumptions about the future demand by reviewing inventory quantities on hand and on order under non-cancellable purchase commitments in comparison to the estimated forecast of product demand to determine what inventory, if any, is not saleable at or above cost. Management’s excess and obsolete inventory analysis is primarily based on a demand forecast which takes into account market conditions, product development plans, product life expectancy and other factors. The recorded provision for excess and obsolete inventory was $3.5 million for the year ended December 31, 2025.

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

February 13, 2026

We have served as the Company’s auditor since 2002.

NETGEAR, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$209,904	$286,444
Short-term investments	113,132	122,246
Accounts receivable, net of allowance for doubtful accounts of $466 and $507 as of December 31, 2025 and December 31, 2024, respectively	142,045	156,210
Inventories	176,456	162,539
Prepaid expenses and other current assets	31,745	30,590
Total current assets	673,282	758,029
Property and equipment, net	26,001	11,288
Operating lease right-of-use assets	36,715	28,047
Intangible assets, net	38,480	—
Goodwill	45,022	36,279
Other non-current assets	16,771	16,587
Total assets	$836,271	$850,230
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,749	$58,481
Accrued employee compensation	34,731	23,290
Other accrued liabilities	144,028	148,078
Deferred revenue	26,904	30,261
Income taxes payable	809	9,973
Total current liabilities	250,221	270,083
Non-current income taxes payable	7,176	7,583
Non-current operating lease liabilities	41,016	19,796
Other non-current liabilities	40,035	11,702
Total liabilities	338,448	309,164
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 27,943,198 and 28,500,118 as of December 31, 2025 and 2024, respectively	28	29
Additional paid-in capital	1,036,545	997,912
Accumulated other comprehensive income	196	241
Accumulated deficit	(538,946)	(457,116)
Total stockholders’ equity	497,823	541,066
Total liabilities and stockholders’ equity	$836,271	$850,230

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net revenue	$699,621	$673,759	$740,840
Cost of revenue	433,430	477,832	491,588
Gross profit	266,191	195,927	249,252
Operating expenses:
Research and development	85,721	81,082	83,295
Sales and marketing	127,733	123,694	127,778
General and administrative	78,916	63,468	66,243
Litigation reserves, net	209	(89,012)	178
Restructuring and other charges	7,764	4,479	3,962
Intangible assets impairment	—	—	1,071
Total operating expenses	300,343	183,711	282,527
Income (loss) from operations	(34,152)	12,216	(33,275)
Other income, net	17,376	12,672	14,139
Income (loss) before income taxes	(16,776)	24,888	(19,136)
Provision for income taxes	1,147	12,525	85,631
Net income (loss)	$(17,923)	$12,363	$(104,767)

Net income (loss) per share
Basic	$(0.63)	$0.43	$(3.57)
Diluted	$(0.63)	$0.42	$(3.57)
Weighted average shares used to compute net income (loss) per share:
Basic	28,607	28,905	29,355
Diluted	28,607	29,683	29,355

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(17,923)	$12,363	$(104,767)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(40)	72	345
Change in unrealized gains and losses on available-for-sale investments	(9)	43	448
Other comprehensive income (loss), before tax	(49)	115	793
Tax benefit (provision) related to derivatives	4	(10)	(43)
Tax provision related to available-for-sale investments	—	—	(79)
Other comprehensive income (loss), net of tax	(45)	105	671
Comprehensive income (loss)	$(17,968)	$12,468	$(104,096)

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2022	28,908	$29	$946,123	$(535)	$(324,762)	$620,855
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	369	—	369
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	302	—	302
Net loss	—	—	—	—	(104,767)	(104,767)
Stock-based compensation	—	—	17,938	—	—	17,938
Restricted stock unit withholdings	(198)	—	—	—	(2,793)	(2,793)
Issuance of common stock under stock-based compensation plans	906	1	3,590	—	—	3,591
Balance as of December 31, 2023	29,616	30	967,651	136	(432,322)	535,495
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	43	—	43
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	62	—	62
Net income	—	—	—	—	12,363	12,363
Stock-based compensation	—	—	22,678	—	—	22,678
Repurchase of common stock	(2,105)	(2)	—	—	(33,748)	(33,750)
Restricted stock unit withholdings	(226)	—	—	—	(3,409)	(3,409)
Issuance of common stock under stock-based compensation plans	1,215	1	7,583	—	—	7,584
Balance as of December 31, 2024	28,500	29	997,912	241	(457,116)	541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(9)	—	(9)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(36)	—	(36)
Net income	—	—	—	—	(17,923)	(17,923)
Stock-based compensation	—	—	29,715	—	—	29,715
Repurchase of common stock	(1,865)	(1)	—	—	(50,146)	(50,147)
Restricted stock unit withholdings	(515)	—	—	—	(13,761)	(13,761)
Issuance of common stock under stock-based compensation plans	1,823	—	8,918	—	—	8,918
Balance as of December 31, 2025	27,943	$28	$1,036,545	$196	$(538,946)	$497,823

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$(17,923)	$12,363	$(104,767)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,996	6,514	7,161
Stock-based compensation	29,715	22,678	17,938
Accretion of discounts and imputed interests, net	(632)	(3,645)	(3,286)
Intangible assets impairment	—	—	1,071
Deferred income taxes	(152)	1,001	82,319
Provision for excess and obsolete inventory	3,490	6,064	3,168
Other	(186)	93	60
Changes in assets and liabilities:
Accounts receivable, net	14,165	28,849	92,425
Inventories	(17,407)	80,248	47,595
Prepaid expenses and other assets	(960)	5,101	(3,189)
Accounts payable	(14,879)	11,486	(38,947)
Accrued employee compensation	11,441	2,004	(2,846)
Other accrued liabilities	1,069	(15,152)	(45,893)
Deferred revenue	(4,252)	3,368	6,969
Income taxes payable	(9,879)	3,825	(2,925)
Net cash provided by operating activities	1,606	164,797	56,853
Cash flows from investing activities:
Purchases of short-term investments	(109,768)	(137,228)	(135,920)
Proceeds from maturities of short-term investments	120,000	120,290	115,006
Purchases of property and equipment	(20,515)	(8,994)	(5,799)
Purchases of long-term investments	(165)	(225)	(720)
Payments made in connection with business acquisitions, net of cash acquired	(12,193)	—	—
Net cash used in investing activities	(22,641)	(26,157)	(27,433)
Cash flows from financing activities:
Repurchases of common stock	(50,662)	(33,088)	—
Restricted stock unit withholdings	(13,761)	(3,409)	(2,793)
Proceeds from exercise of stock options	5,266	4,019	—
Proceeds from issuance of common stock under employee stock purchase plan	3,652	3,565	3,590
Net cash provided by (used in) financing activities	(55,505)	(28,913)	797
Net increase (decrease) in cash and cash equivalents	(76,540)	109,727	30,217
Cash and cash equivalents, at beginning of period	286,444	176,717	146,500
Cash and cash equivalents, at end of period	$209,904	$286,444	$176,717
Supplemental Cash Flow Information:
Cash paid for income taxes, net	$13,772	$7,738	$7,194
Non-cash investing and financing activities:
Unpaid property and equipment	$2,111	$1,041	$476
Intangible assets acquired with deferred consideration	$43,276	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

NETGEAR, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Summary of Significant Accounting Policies

The Company

NETGEAR, Inc. (“NETGEAR” or the “Company”) was incorporated in Delaware in January 1996. The Company is a global provider of networking technologies for businesses, homes, and service providers. The Company delivers a wide range of networking hardware, software, and services designed to enable reliable connectivity and security. Its connected solutions range from switching and wireless products that support audio and video (“AV”) over Ethernet for Pro AV applications and business networks to WiFi networking solutions, security and support services for enterprise and home networks. Additionally, the Company continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 7, eSIM and future technologies. Its product line enables the creation and extension of wired and wireless networks and includes services that complement and enhance our hardware offerings. These products are available in multiple configurations to address the changing needs of our customers across geographic regions.

The Company sells networking products through multiple sales channels worldwide, including traditional retailers, online retailers, wholesale distributors, direct market resellers (“DMRs”), managed service providers (“MSPs”), broadband service providers and its direct online store at www.netgear.com.

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

Segments

In the first quarter of 2025, the Company realigned its business structure by separating the previously disclosed Connected Home segment into two reportable segments: Home Networking and Mobile. Effective January 1, 2025, the Company operated and reported in three segments for the first three fiscal quarters of 2025: NETGEAR for Business, Home Networking, and Mobile. Beginning on the first day of the fourth fiscal quarter of 2025, the Company streamlined its operating and reporting structure and returned to two reportable segments: Enterprise (formerly NETGEAR for Business) and Consumer (previously reported as Connected Home), with Consumer comprising the former Home Networking and Mobile businesses. None of the changes impacted previously reported consolidated net revenue, income (loss) from operations, net income (loss) per share, total assets, or stockholders’ equity. As a result, the segment information for the year ended December 31, 2025 reflects the Company’s two reportable segments, and prior-period segment information has been presented on a comparable basis. The impact on the full-year disclosure therefore relates primarily to segment naming, reflecting Enterprise (formerly NETGEAR for Business) and

Consumer (previously reported as Connected Home). Refer to “Goodwill” in Note 4, Balance Sheet Components, and Note 12, Segment Information for additional information.

Significant Accounting Policies

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity or a remaining maturity at the time of purchase of three months or less to be cash equivalents. The Company deposits cash and cash equivalents with high credit quality financial institutions.

Investments

Short-term investments are partially comprised of marketable and convertible debt securities that consist of government debts with an original maturity or a remaining maturity at the time of purchase, of greater than three months and no more than 12 months. These debt securities are classified as available-for-sale securities in accordance with the provisions of the authoritative guidance for investments and are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Credit losses on available-for-sale debt securities with unrealized losses are recognized as allowances for credit losses limited to the amount by which fair value is below amortized cost.

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

Long-term investments are comprised of equity investments without readily determinable fair values, and investments in limited partnership funds, and are included in Other non-current assets on the consolidated balance sheets. Equity investments without readily determinable fair values are accounted for at cost, less impairment and adjusted for subsequent observable price changes obtained from orderly transactions for identical or similar investments issued by the same investee. Such changes in the basis of the equity investment are recognized in Other income, net in the consolidated statements of operations. The Company does not have a controlling interest or the ability to exercise significant influence over these investees and these investments do not have readily determinable fair values. Investments in convertible debt securities are carried at fair value with unrealized gains and losses reported as a separate component of stockholders’ equity. Investments in limited partnership funds amounted to $2.6 million and $2.3 million as of December 31, 2025 and 2024, respectively, which are measured at fair value using the net asset value practical expedient. Changes in the fair value of these investments are recognized in Other income, net in the consolidated statements of operations.

Certain risks and uncertainties

The Company’s products are concentrated in the networking industries, which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. The success of the Company depends on management’s ability to anticipate and/or to respond quickly and adequately to such changes. Any significant delays in the development or introduction of products and services could have a material adverse effect on the Company’s business and operating results.

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

As of December 31, 2025, Best Buy, Inc. and affiliates, Amazon and affiliates, and Wal-Mart Stores, Inc and affiliates, accounted for approximately 17%, 16% and 10% of the Company’s total accounts receivable, respectively. As of December 31, 2024, Best Buy, Inc. and affiliates and Amazon and affiliates each accounted for approximately 19% of the Company’s total accounts receivable. No other customers accounted for 10% or greater of the Company’s total accounts receivable.

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

Fair value measurements

The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Foreign currency forward contracts are recorded at fair value based on observable market data. Refer to Note 13, Fair Value Measurements, in Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.

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

Property and equipment, net

Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Computer equipment	2 years
Furniture and fixtures	5 years
Software	2-5 years
Machinery and equipment	2-3 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

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

Intangible Assets, net

Purchased intangible assets with finite lives are recorded at cost and amortized using the straight-line method over the estimated economic lives of the assets, which range from one to seven years. Contingent consideration related to acquired intangible assets is initially measured at present value and is reassessed each reporting period, with changes recorded as adjustments to the related liability and the carrying amount of the associated intangible asset. Any incremental cost is amortized using the same method and remaining useful life as the original intangible asset, with a cumulative catch-up adjustment recorded in the period of change. Finite-lived intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition.

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

The Company derives its revenue primarily from product sales, consisting of sales of Enterprise and Consumer hardware products to its customers - retailers, distributors, service providers, and services. Revenue is recognized at a point in time when control of the goods is transferred to the customer, generally occurring upon shipment or delivery dependent upon the terms of the underlying contract or once the risk of loss has been transferred to the customer. The Company evaluates its customers’ ability to pay based on various factors like historical payment experience, financial metrics and customer credit scores. Payment is collected within a short period of time from the date control over the product is transferred to the customer or after commencement of services.

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

In addition to channel returns, sales incentive programs offer certain reimbursement rights to qualified distributors and retailers for marketing expenditures. If distinct goods or services are received from the customer in exchange for the payment, the expenditures are accrued within operating expenses or cost of revenue as appropriate, otherwise expenditures are recorded as a reduction of revenue. The Company provides price protections in limited cases, with variable consideration assessed based on customary business practice such as anticipated price decreases, historical pricing information and customer claims processing.

For products sold with third-party services where the Company obtains control of the product and/or service before transferring it to the customer, the Company recognizes revenue based on the gross amount billed to customers. The Company recognizes revenue on a net basis when the Company is acting as an agent between the customer and the vendor. The Company considers several factors in determining when it obtains control, such as determining the responsible party for fulfillment of the services, whether the Company has inventory risk before the service is transferred or if it has discretion to establish pricing for the third-party services.

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

Revenue is allocated among the performance obligations based on their relative standalone selling prices. Standalone selling prices are generally determined based on the prices charged to customers or using an adjusted market assessment. The estimated standalone selling price is typically directly observable from sales based on a range of prices, but may be determined using information such as prices charged for similar offerings, estimated costs to provide the performance obligation and other observable inputs. Revenues allocated to the hardware and bundled subscription are recognized when control has transferred to the customer, which generally occurs when the product is shipped. Revenue allocated to product-related bundled services are deferred and recognized on a straight-line basis over the estimated period they are expected to be provided.

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

Shipping and handling costs associated with outbound freight totaled $9.4 million, $9.5 million and $8.8 million in the years ended December 31, 2025, 2024 and 2023, respectively.

Research and development

Costs incurred in the research and development of new products are charged to expense as incurred.

Advertising costs

Advertising costs are expensed as incurred. Total advertising and promotional expenses were $19.5 million, $23.3 million, and $28.9 million in the years ended December 31, 2025, 2024 and 2023, respectively.

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

The compensation expense for equity awards is recognized over the vesting period of the award under a straight-line vesting method. Forfeitures are accounted for as they occur. In addition, for performance shares, the Company evaluates the probability of achieving the performance conditions at the end of each reporting period and records the related stock-based compensation expense based on performance to date over the service period. All excess tax benefits and tax deficiencies arising from stock awards vesting or settlement are recorded as income tax expense or benefit rather than in equity. Refer to Note 11, Employee Benefit Plans, in Notes to Consolidated Financial Statements for a further discussion on stock-based compensation.

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

Recent accounting pronouncements

Accounting Pronouncements Recently Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires the Company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 requires the Company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions. ASU 2023-09 is effective for the Company for the year ending December 31, 2025 and early adoption is permitted. The Company adopted the new standard effective December 31, 2025 on a prospective basis. Refer to Note 8, Income Taxes, for details.

Accounting Pronouncements Not Yet Effective

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”, which introduces a practical expedient permitting entities to assume that current economic conditions as of the balance sheet date do not change over the remaining life of current accounts receivable and contract assets arising from transactions within the scope of ASC 606, including assets acquired in a business combination. ASU2025-05 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2026 on a prospective basis. Early adoption is permitted. The Company does not expect that the updated standard will have material impacts on its financial position, results of operations or cash flow.

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

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements", which amends existing hedge accounting guidance to better align financial reporting with the economics of an entity’s risk management activities. ASU2025-09 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2027 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, "Interim Reporting (Topic 270): Narrow Scope Improvement”, which amends interim reporting guidance to improve the consistency and transparency of interim disclosures, including clarifications to required disclosures and a new principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2028 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-12, “Codification Improvements”, which makes minor corrections, clarifications, and enhancements across the FASB Accounting Standards Codification. ASU2025-12 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2027 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

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

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied or partially unsatisfied as of December 31, 2025:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$50,726	$2,355	$1,904	$54,985

Contract Costs

Costs to fulfill a contract are capitalized when they relate directly to an existing contract or specific anticipated contract, generate or enhance resources that will be used to fulfill performance obligations and are recoverable. These costs include direct cost incurred at inception of a contract which enables the fulfillment of the performance obligation and totaled $6.4 million and $6.3 million as of December 31, 2025 and 2024, respectively. There was no impairment of capitalized contract costs during the years ended December 31, 2025, 2024 and 2023.

Applying the practical expedient, the Company recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that otherwise would have been recognized is one year or less. These costs are included in Sales and marketing and General and administrative expenses. If the incremental direct costs of obtaining a contract, which consist of sales commissions, relate to a service recognized over a period longer than one year, costs are deferred and amortized in line with the related services over the period of benefit. Deferred commissions are classified as non-current based on the original amortization period of over one year. As of December 31, 2025 and 2024, deferred commissions were not significant.

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024
Accounts receivable, net	Accounts receivable, net	$142,045	$156,210
Contract liabilities – current	Deferred revenue	$26,904	$30,261
Contract liabilities – non-current	Other non-current liabilities	$4,206	$5,101

The difference in the balances of the Company’s contract assets and liabilities as of December 31, 2025 and 2024 primarily results from the timing difference between the Company’s performance and the customer’s payment.

During the years ended December 31, 2025, 2024 and 2023, $47.2 million, $51.1 million and $48.4 million, respectively, of revenue were deferred due to unsatisfied performance obligations for service contracts and undelivered product commitments, $51.5 million, $47.7 million and $41.4 million, respectively, of revenue were recognized for the satisfaction of performance obligations, and $30.4 million, $27.4 million and $21.5 million, respectively, of this recognized revenue were included in the contract liability balance at the beginning of the period, respectively.

There were no significant changes in estimates during the periods that would affect the contract balances.

Disaggregation of Revenue

In the following table, net revenue is disaggregated by geographic region and sales channel. The Company conducts business across three geographic regions: Americas; Europe, Middle East, and Africa (“EMEA”); and Asia Pacific (“APAC”). The table also includes reconciliations of the disaggregated revenue by reportable segment. Refer to “Segments” in Note 1, The Company and Summary of Significant Accounting Policies, for information regarding the Company’s segment changes during 2025. As of December 31, 2025, the Company operated and reported in two segments: Enterprise (formerly NETGEAR for Business), and Consumer (formerly reported as
Connected Home). Sales and usage-based taxes are excluded from net revenue.

	Year Ended December 31,
	2025			2024			2023
(In thousands)	Enterprise	Consumer	Total	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Geographic regions (1) :
Americas	$176,791	$299,229	$476,020	$144,336	$311,704	$456,040	$146,045	$358,304	$504,349
EMEA	106,195	33,407	139,602	88,782	38,478	127,260	102,839	46,083	148,922
APAC	59,043	24,956	83,999	54,694	35,765	90,459	45,091	42,478	87,569
Total	$342,029	$357,592	$699,621	$287,812	$385,947	$673,759	$293,975	$446,865	$740,840
Sales channels:
Service provider (2)	$1,127	$106,766	$107,893	$977	$139,202	$140,179	$579	$151,697	$152,276
Non-service provider	340,902	250,826	591,728	286,835	246,745	533,580	293,396	295,168	588,564
Total	$342,029	$357,592	$699,621	$287,812	$385,947	$673,759	$293,975	$446,865	$740,840

_____________________________

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

(2) Service provider net revenue in Consumer Segment included cable net revenue from retail channels. Prior-period amounts have been recast to conform to the current-period presentation.

Note 3. Business Acquisition

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

The total purchase consideration was $12.6 million, which consisted of $12.1 million in cash paid upon acquisition, and $0.5 million in acquisition holdback for potential purchase price adjustments and indemnification, if any. In addition, $2.4 million may be payable as retention compensation. The acquisition qualified as a business combination and was accounted for using the acquisition method. The results of Exium have been included in the consolidated financial statements since the date of acquisition. Pro forma results of operations for the acquisition are not presented as the financial impact to the Company's consolidated results of operations is not material.

Of the total purchase consideration, $8.7 million was allocated to goodwill, and $4.3 million to intangible assets, of which $4.2 million related to developed technology. The developed technology was valued using the multi-period excess earnings method under the income approach with a 28.0% discount rate and has a provisional amortization period of seven years. All the other assets acquired and liabilities assumed were not material. The deferred tax balance recognized in connection with the acquisition was not material.

The goodwill recorded on the acquisition of Exium is not deductible for U.S. federal or U.S. state income tax purposes. The goodwill recognized was allocated to the Company's Enterprise segment, and it is primarily attributable to expected synergies, and future growth opportunities associated with Exium’s cybersecurity platform.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of December 31, 2025, and December 31, 2024, were as follows:

	December 31, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$110,048	$162	$—	$110,210
Total	$110,048	$162	$—	$110,210

	December 31, 2024
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$119,199	$171	$—	$119,370
Total	$119,199	$171	$—	$119,370

The contractual maturities on the U.S. treasury securities as of December 31, 2025, are all due within one year. Accrued interest receivable as of December 31, 2025 and 2024 was $1.1 million and $0.8 million, respectively, and was recorded within Prepaid expenses and other current assets on the consolidated balance sheets.

The Company had no investment classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of December 31, 2025 and 2024.

In the years ended December 31, 2025, 2024 and 2023, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. The investments are high quality U.S. treasury securities and the decline in fair value is largely due to changes in interest rates and other market conditions with the fair value expected to recover as they reach maturity. There were no other-than-temporary impairments for these securities during the years ended December 31, 2025, 2024 and 2023. Refer to Note 13, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	December 31, 2025	December 31, 2024
Raw materials	$8,828	$13,439
Finished goods	167,628	149,100
Total	$176,456	$162,539

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and the amounts incurred were $3.5 million, $6.1 million and $3.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	December 31, 2025	December 31, 2024
Machinery and equipment	$54,007	$54,355
Furniture and fixtures	3,482	4,185
Leasehold improvements	21,475	15,843
Software	21,642	24,610
Computer equipment	3,370	5,384
Total property and equipment, gross	103,976	104,377
Accumulated depreciation	(77,975)	(93,089)
Total	$26,001	$11,288

Depreciation expense pertaining to property and equipment was $6.8 million, $6.5 million and $6.9 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Intangible Assets, net

	December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Accumulated Impairment	Net
Technology	$39,594	$(1,166)	$—	$38,428
Customer contracts and related relationships	50	(3)	—	47
Other	10	(5)	—	5
Total	$39,654	$(1,174)	$—	$38,480

In the fourth fiscal quarter of 2025, the Company acquired a perpetual software license related to its managed switch products, which is included within Technology intangible assets. The license is accounted for as a finite-lived intangible asset and is amortized on a straight-line basis over its estimated useful life of seven years. The gross carrying amount of the software license intangible asset of $35.4 million includes the present value of fixed deferred payments, the present value of contingent consideration when probable and reasonably estimable, and amount recognized upon the extinguishments of an accrued liability. Increases in intangible assets not related to the aforementioned software license pertain to the Exium business acquisition. Refer to Note 3, Business Acquisition, for additional details.

As of December 31, 2024, all of the Company’s intangible assets were fully amortized. There was no amortization expense or other activity related to intangible assets during the year ended December 31, 2024. Amortization of the intangible assets in the years ended December 31, 2025, 2024 and 2023 was $1.2 million, zero and $0.3 million, respectively.

An intangible asset impairment charge of $1.1 million was recognized in the year ended December 31, 2023, which reduced the intangible assets, net to zero. No intangibles impairment was recorded in the years ended December 31, 2025 or 2024.

As of December 31, 2025, estimated amortization expense related to finite-lived intangibles for each of the remaining years was as follows (in thousands):

2026	$5,666
2027	5,661
2028	5,661
2029	5,661
2030	5,661
Thereafter	10,170
Total	$38,480

Goodwill

(In thousands)	Enterprise	Consumer	Total
As of December 31, 2023	$36,279	$—	$$36,279
As of December 31, 2024	$36,279	$—	$$36,279
Goodwill from acquisition of Exium	8,743	—	8,743
As of December 31, 2025	$45,022	$—	$45,022

As disclosed under “Segments” in Note 1, The Company and Summary of Significant Accounting Policies, the Company underwent segment realignments during fiscal 2025. The Company had three reportable segments: NETGEAR for Business, Home Networking, and Mobile, during the first three fiscal quarters of 2025, and returned to two reportable segments: Enterprise (formerly NETGEAR for Business) and Consumer (formerly Connected Home in the prior year), during the fourth fiscal quarter, with Consumer comprising the former Home Networking and Mobile businesses. These changes reflected modifications to internal reporting and external segment presentation and did not result in changes to the underlying businesses, expected cash flows, or the allocation of goodwill among reporting units. The Consumer business (formerly Connected Home) comprising Home Networking and Mobile, has had a zero goodwill balance since the first quarter of 2022; accordingly, the segment realignments did not affect goodwill. The segment realignment did not involve changes to the composition or carrying amount of reporting units’ net assets, plans to dispose of any reporting unit, or changes in strategy, and therefore did not result in a reorganization of reporting units or trigger a goodwill impairment assessment.

Each year on the first day of fourth fiscal quarter, the Company assesses its goodwill for potential impairment. This impairment testing is applied more frequently than once a year if the Company is aware of changed conditions or circumstances since the last impairment testing that might call into question whether the current balances are fairly recorded.

The Company completed its annual impairment test of goodwill as of the first day of the fourth fiscal quarter of 2025, or September 29, 2025. The Company identified the reporting units for the purpose of goodwill impairment testing as Enterprise and Consumer and performed a qualitative test for the Enterprise reporting unit as the Consumer reporting unit has had no goodwill since the first fiscal quarter of 2022. Based upon the results of the qualitative testing, the Company concluded that it was more-likely-than-not that the fair value of the Enterprise reporting unit was greater than its carrying value and therefore, no further quantitative impairment testing was required. No goodwill impairment was recognized for the Enterprise reporting unit in the years ended December 31, 2025, 2024 or 2023. Accumulated goodwill impairment charges as of December 31, 2025 was $44.4 million for the Consumer reporting unit and zero for the Enterprise reporting unit.

Other non-current assets

(In thousands)	December 31, 2025	December 31, 2024
Non-current deferred income taxes	$2,386	$2,332
Long-term investments	8,732	8,381
Restricted cash	2,102	2,107
Other	3,551	3,767
Total	$16,771	$16,587

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of December 31, 2025, 2024 and 2023, respectively. For such equity investments without readily determinable fair value still held at December 31, 2025, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes was $0.3 million. Investments in limited partnership funds amounted to $2.6 million as of December 31, 2025 and $2.3 million as of December 31, 2024 and 2023, respectively.

Other current accrued liabilities

(In thousands)	December 31, 2025	December 31, 2024
Current operating lease liabilities	$9,933	$10,837
Sales and marketing	61,144	59,129
Warranty obligations	5,928	5,192
Sales returns(1)	24,435	31,711
Freight and duty	4,518	4,979
Current deferred consideration(2)	8,355	—
Other	29,715	36,230
Total	$144,028	$148,078

_______________________

(1)
Inventory expected to be received from future sales returns amounted to $10.8 million and $15.1 million as of December 31, 2025 and 2024, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $7.9 million and $9.0 million as of December 31, 2025 and 2024, respectively.
(2)
It represented current deferred consideration related to the acquisition of a perpetual soft license as of December 31, 2025. Refer to “Intangible Assets, net” in Note 4, Balance Sheet Components above, for additional information.

Other non-current accrued liabilities

(In thousands)	December 31, 2025	December 31, 2024
Non-current deferred consideration(1)	$34,921	$—
Non-current deferred revenue	4,206	5,101
Other	908	6,601
Total	$40,035	$11,702

_______________________

(1)
It represented non-current deferred consideration related to the acquisition of a perpetual soft license as of December 31, 2025. Refer to “Intangible Assets, net” in Note 4, Balance Sheet Components above, for additional information.

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

Cash flow hedges

To help manage the exposure of operating margins to fluctuations in foreign currency exchange rates, the Company hedges a portion of its anticipated foreign currency revenue, costs of revenue and certain operating expenses. These hedges are designated at the inception of the hedge relationship as cash flow hedges under the authoritative guidance for derivatives and hedging. Effectiveness of the hedge relationships are tested at least quarterly both prospectively and retrospectively using regression analysis to ensure that the hedge relationship has been effective and is likely to remain effective in the future. The Company typically executes ten forward contracts per quarter with maturities under six months and with an average USD notional amount of approximately $4.6 million that are designated as cash flow hedges.

The Company expects to reclassify to earnings all of the amounts recorded in OCI associated with its cash flow hedges over the next twelve months. OCI associated with cash flow hedges of foreign currency revenue, cost of revenue and operating expenses are recognized in the same period and in the same line item in the statement of operations as hedged item. The Company did not recognize any material net gains or losses related to anticipated transactions that failed to occur during the years ended December 31, 2025, 2024 and 2023.

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

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	December 31, 2025	December 31, 2024	Location	December 31, 2025	December 31, 2024
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$315	$979	Other accrued liabilities	$699	$254
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	—	74	Other accrued liabilities	30	19
Total		$315	$1,053		$729	$273

Refer to Note 13, Fair Value Measurements, in Notes to Consolidated Financial Statements for detailed disclosures regarding fair value measurements. Refer to Note 10, Stockholders' Equity, for details on the accumulated other comprehensive income (loss) activity related to derivatives and refer to Note 12, Segment Information, for details on gain/(loss), net pertaining to derivatives not designated as hedging instruments that were recognized in Other income, net.

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

Net income (loss) per share consisted of the following:

	Year Ended December 31,
(In thousands, except per share data)	2025	2024	2023
Numerator:
Net income (loss)	$(17,923)	$12,363	$(104,767)

Denominator:
Weighted average common shares – basic	28,607	28,905	29,355
Potentially dilutive common share equivalent	—	778	—
Weighted average common shares – dilutive	28,607	29,683	29,355

Basic net income (loss) per share	$(0.63)	$0.43	$(3.57)
Diluted net income (loss) per share	$(0.63)	$0.42	$(3.57)

Anti-dilutive employee stock-based awards, excluded	378	1,127	2,362

Note 7. Other Income, Net

Other income, net consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Interest income	$11,586	$12,152	$6,842
Foreign currency transaction gain (loss), net	3,135	(3,434)	(6)
Foreign currency contract gain (loss), net	(2,228)	3,292	267
Gain (loss) on investments and other	4,883	662	1,036
Gain on litigation settlement	—	—	6,000
Total	$17,376	$12,672	$14,139

Note 8. Income Taxes

Income before income taxes and the provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024	2023
(In thousands)
United States	$(34,560)	$10,634	$(33,944)
International	17,784	14,254	14,808
Total	$(16,776)	$24,888	$(19,136)

	Year Ended December 31,
(In thousands)	2025	2024	2023
Current:
U.S. Federal	$(510)	$7,641	$358
State	(1,079)	1,868	599
Foreign	2,787	2,286	2,423
	1,198	11,795	3,380
Deferred:
U.S. Federal	—	—	65,880
State	(102)	—	15,629
Foreign	51	730	742
	(51)	730	82,251
Total	$1,147	$12,525	$85,631

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, as described in Note 1. The Company and Summary of Significant Accounting Policies, the Company discloses cash paid for income taxes, net of refunds, for the year ended December 31, 2025, as follows:

Year Ended December 31,
(In thousands)	2025
Federal taxes paid	$9,044
State and local taxes paid	1,141
Foreign Taxes paid	3,587
Total income taxes paid	$13,772

Net deferred tax assets consisted of the following:

	Year Ended December 31,
(In thousands)	2025	2024
Deferred Tax Assets:
Accruals and allowances	$18,085	$18,573
Net operating loss carryforwards	9,795	1,604
Stock-based compensation	1,633	1,416
Operating lease liability	10,092	5,146
Deferred revenue	2,068	1,889
Tax credit carryforwards	3,852	1,673
Acquired intangibles	12,463	14,814
Capitalized research and development	59,265	61,703
Depreciation and amortization	—	999
Other	4,606	4,161
Total deferred tax assets	121,859	111,978
Deferred Tax Liabilities:
Depreciation and amortization	(3,521)	—
Right of use asset	(6,521)	(4,412)
Other	(1,555)	(1,414)
Total deferred tax liabilities	(11,597)	(5,826)

Valuation Allowance(1)	(107,876)	(103,820)
Net deferred tax assets	$2,386	$2,332

(1)
Valuation allowance is presented gross. The valuation allowance net of the federal tax effect was $103.5 million and $99.6 million for the years ended December 31, 2025 and 2024, respectively.

Management’s judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and any valuation allowance recorded against its deferred tax assets. As of December 31, 2025, a valuation allowance of $107.9 million was placed against deferred tax assets. As of December 31, 2024, a valuation allowance of $103.8 million was placed against deferred tax assets. Accordingly, the valuation allowance increased $4.1 million during 2025. In management’s judgment it is more likely than not that foreign deferred tax assets will be realized in the future as of December 31, 2025, and as such no valuation allowance has been recorded against these deferred tax assets.

As described in Note 1, The Company and Summary of Significant Accounting Policies, the Company elected to prospectively adopt ASU 2023-09. For the years ended December 31, 2024 and 2023, the effective tax rate differed from the applicable U.S. federal statutory income tax rate based on the guidance in effect prior to the adoption of ASU 2023-09, as follows:

	Year Ended December 31,
	2024	2023
Tax at federal statutory rate	21.0%	21.0%
State, net of federal benefit	6.0%	(3.1)%
Impact of international operations	(2.6)%	8.3%
Stock-based compensation	1.0%	(2.3)%
Tax credits	(2.5)%	5.8%
Valuation allowance	26.7%	(474.3)%
Recognition of previously unrecognized tax benefits	(0.8)%	(0.3)%
Non-deductible license fees	1.5%	(1.7)%
Others	0.0%	(0.9)%
Provision for income taxes	50.3%	(447.5%)

For the year ended December 31, 2025, the effective tax rate differed from the applicable U.S. statutory federal income tax rate as follows:

	Year Ended December 31,
	2025
	Amount (In thousands)	Percent
Tax at federal statutory rate	$(3,523)	21.0%
1. State and local income tax, net of federal (national) income tax effect [1]	(450)	2.7%
2. Foreign tax effects
India
Statutory tax rate difference between Ireland and United States	180	(1.1)%
Germany
Statutory tax rate difference between Ireland and United States	(224)	1.3%
UTP - IC commission	40	(0.2)%
Romania
Withholdings	351	(2.1)%
Other Foreign	(529)	3.2%
3. Effect of changes in tax laws or rates enacted in the current period	—	—%
4. Effect of cross-border tax laws
GILTI	1,704	(10.2)%
FDII	166	(1.0)%
BEAT	—	—%
5. Tax credits
R&D credit	(1,152)	6.9%
6. Changes in valuation allowances	2,102	(12.5)%
7. Nontaxable or nondeductible items
Stock based compensation	2,975	(17.7)%
Non-deductible license fees	430	(2.6)%
Section 162 (m)	223	(1.3)%
Other	517	(3.1)%
8. Changes in unrecognized tax benefits.	(1,660)	9.9%
9. Other adjustments	(3)	(0.0)%
Provision for (benefit from) income taxes	$1,147	(6.8)%

(1)
In 2025, state taxes in Philadelphia, Texas, North Carolina, California and Indiana accounted for the majority (over 50%) of the tax effect in this category

Refer to Note 10, Stockholders Equity, for income tax impacts resulting from changes in fair value of available-for-sale securities and foreign currency hedging.

As of December 31, 2025, the Company has approximately $34.5 million of federal net operating loss carryforwards, $15.2 million of California net operating loss carryforwards, $30.9 million of other state net operating loss carryforwards as well as $0.9 million of Federal tax credits carryforwards and $2.9 million of California tax credits carryforwards. All the losses and credit carryforwards are subject to annual usage limitations under Internal Revenue Code Section 382. The federal net operating losses expire in different years beginning in fiscal year 2035. The California net operating losses expire beginning in 2044. The other state net operating losses have various expiration dates as early as the 2029 year, with the carryforward period depending on the state. The Federal tax credit carryforwards expire in 2045. The California tax credit carryforwards have no expiration date.

The Company files income tax returns in the U.S. federal jurisdiction and various state, local, and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, or local income tax examinations for years prior to 2020. The Company is no longer subject to foreign income tax examinations before 2004. The Italian Tax Authority (ITA) has audited the Company’s 2004 through 2012 tax years. The Company was in litigation with the ITA with respect to these years and had appellate hearings on all years at the Italian Supreme Court in March 2024. The Company successfully defended its positions for the 2007 through 2012 tax years. In Q4 2025, the Italian Tax Court upheld the Company’s appeal with respect to the 2004 through 2006 tax years and annulled the related ITA tax assessments. The ITA retains the right to appeal this decision to the Italian Supreme Court and, accordingly, the 2004 through 2006 tax years remain subject to ongoing litigation. The Company has limited audit activity in various other states and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as part of its long-term liability as payments cannot be anticipated over the next 12 months. The existing tax positions of the Company continue to generate an increase in the liability for uncertain tax positions. The liability for uncertain tax positions may be reduced for liabilities that are settled with taxing authorities or on which the statute of limitations could expire without assessment from tax authorities. The possible reduction in liabilities for uncertain tax positions resulting from the expiration of statutes of limitation in multiple jurisdictions in the next 12 months is approximately $1.4 million, excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (“UTB”) is as follows:

(In thousands)	Federal, State, and Foreign Tax
Balance as of December 31, 2022	$7,934
Additions based on tax positions related to the current year	426
Additions for tax positions of prior years	533
Reductions due to lapse of applicable statutes	(507)
Adjustments due to foreign exchange rate movement	232
Balance as of December 31, 2023	8,618
Additions based on tax positions related to the current year	372
Additions for tax positions of prior years	10
Settlements	(712)
Reductions for tax positions of prior years	(31)
Reductions due to lapse of applicable statutes	(799)
Adjustments due to foreign exchange rate movement	72
Balance as of December 31, 2024	7,530
Additions based on tax positions related to the current year	604
Additions for tax positions of prior years	239
Reductions due to lapse of applicable statutes	(1,479)
Adjustments due to foreign exchange rate movement	403
Balance as of December 31, 2025	$7,297

The total amount of net UTB that, if recognized would affect the effective tax rate as of December 31, 2025 is $4.4 million. The ending net UTB results from adjusting the gross balance at December 31, 2025 for items such as U.S. federal and state deferred tax, interest, and deductible taxes. The net UTB is included as a component of non-current income taxes payable within the consolidated balance sheets.

As of December 31, 2025 and 2024, accrued interest and penalties on a gross basis were $2.2 million, and $2.1 million, respectively. Included in accrued interest are amounts related to tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.

The Company has not provided deferred taxes on earnings of $10.1 million of undistributed earnings of foreign subsidiaries that are indefinitely reinvested outside of the U.S. The Company estimates that if these earnings were repatriated to the U.S., it would result in approximately $2.1 million in associated tax without consideration of foreign tax credits. Determination of foreign tax credit limitations depends on several factors which cannot be estimated.

Note 9. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. As of December 31, 2025, the Company had approximately $55.3 million, as compared to $57.4 million as of December 31, 2024, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. Due to an elongation of the time from order placement to production that occurred several years ago, the Company issued purchase orders to supply chain partners beyond contractual termination periods. As of December 31, 2025, $200.5 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability is included in Other accrued liabilities on the Company’s consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, amounted to $0.7 million, $4.6 million and $3.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Non-Trade Commitments

As of December 31, 2025, the Company’s non-cancellable commitments pertaining to non-trade activities were as follows (in thousands):

2026	$11,910
2027	14,111
2028	14,216
2029	3,030
2030	—
Total	$43,267

The amounts disclosed in the table above represented undiscounted future cash payment obligations under non-cancellable contractual arrangements. Certain of these obligations, including deferred payments related to a software license acquisition, were reflected on the Company’s consolidated balance sheets at their present value as of December 31, 2025. Refer to “Intangible Assets, net” and "Other non-current accrued liabilities" in Note 4, Balance Sheet Components, for additional disclosures regarding the software license acquisition.

Leases

Refer to Note 15, Leases, for detailed disclosures regarding non-cancellable commitments pertaining to leases.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the consolidated balance sheets, were as follows:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Balance as of beginning of the period	$5,192	$5,738	$6,320
Provision for warranty liability made	5,523	3,925	5,105
Settlements made	(4,787)	(4,471)	(5,687)
Balance as of the end of the period	$5,928	$5,192	$5,738

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum amount of potential future indemnification is unlimited; however, the Company has a Director and Officer Insurance Policy that enables it to recover a portion of any future amounts paid. As a result of its insurance policy coverage, the Company believes the fair value of each indemnification agreement is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2025.

In its sales agreements, the Company typically agrees to indemnify its direct customers, distributors and resellers (the “Indemnified Parties”) for any expenses or liability resulting from claimed infringements by the Company’s products of patents, trademarks or copyrights of third parties that are asserted against the Indemnified Parties, subject to customary carve outs. The terms of these indemnification agreements are generally perpetual after execution of the agreement. The maximum amount of potential future indemnification is generally unlimited. From time to time, the Company receives requests for indemnity and may choose to assume the defense of such litigation asserted against the Indemnified Parties. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2025.

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

Note 10. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. As of December 31, 2025, 1.5 million shares remained authorized for repurchase under the repurchase program. The Company repurchased and retired, reported based on trade date, approximately 1.9 million and 2.1 million shares of common stock, at a cost of approximately $50.0 million and $33.6 million during the years ended December 31, 2025 and 2024, respectively. The Company did not repurchase any shares during the year ended December 31, 2023. Under the Inflation Reduction Act signed into law in 2022, the excise tax on stock repurchases was approximately $0.1 million and $0.2 million for the years ended December 31, 2025 and 2024, respectively.

The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Unit Withholdings

The Company withheld and reported, based on trade date, approximately 515,000, 226,000 and 198,000 shares of common stock at a cost of approximately $13.8 million, $3.4 million and $2.8 million, to administratively facilitate the withholding and subsequent remittance of personal income and payroll taxes for individuals receiving RSUs during the years ended December 31, 2025, 2024 and 2023, respectively.

Accumulated Other Comprehensive Income (Loss)

The following table sets forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2022	$(322)	$(338)	$125	$(535)
Other comprehensive income (loss) before reclassifications	448	2,337	(540)	2,245
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	1,992	(418)	1,574
Net current period other comprehensive income (loss)	448	345	(122)	671
Balance as of December 31, 2023	126	7	3	136
Other comprehensive income (loss) before reclassifications	43	(733)	159	(531)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(805)	169	(636)
Net current period other comprehensive income (loss)	43	72	(10)	105
Balance as of December 31, 2024	169	79	(7)	241
Other comprehensive income (loss) before reclassifications	(9)	(960)	197	(772)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(920)	193	(727)
Net current period other comprehensive income (loss)	(9)	(40)	4	(45)
Balance as of December 31, 2025	$160	$39	$(3)	$196

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(1,181)	$(897)	$2,337
Cost of revenue	2	—	(4)
Research and development	48	13	(33)
Sales and marketing	164	58	(246)
General and administrative	47	21	(62)
Total before tax	(920)	(805)	1,992
Tax impact	193	169	(418)
Total, net of tax	$(727)	$(636)	$1,574

Note 11. Employee Benefit Plans

2016 Equity Incentive Plan

The Company granted options, time-based RSUs and performance-based RSUs under the 2016 Incentive Plan (the “2016 Plan”), under which awards were granted to employees. Vesting periods under this plan were generally four years for options, three years for performance-based RSUs, and three or four years for time-based RSUs. As disclosed below, in May 2025, the Company adopted the 2025 Equity Incentive Plan (the "2025 Plan"), which superseded the 2016 Plan with respect to new equity award grants. No additional awards will be granted under the 2016 Plan following the effective date of the 2025 Plan. However, (i) any shares that remained available for grant under the 2016 Plan immediately prior to the 2025 Plan’s effective date and (ii) any shares subject to awards granted under the 2016 Plan that are subsequently forfeited, expire, or are repurchased by the Company, will become available for issuance under the 2025 Plan. All outstanding awards previously granted under the 2016 Plan remain outstanding and continue to be governed by the applicable terms and conditions of that plan.

2024 Inducement Equity Incentive Plan

In February 2024, the Company adopted the 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), which was approved by the Company’s Board of Directors on February 9, 2024. The 2024 Inducement Plan provides for the granting of stock options, stock appreciation rights, restricted stock, RSUs, performance shares and performance units to eligible individuals who are entering into employment with the Company. The original maximum aggregate number of shares that could be issued under the 2024 Inducement Plan was 2.0 million shares. In May 2025, the Company’s Board of Directors approved an amendment to the 2024 Inducement Plan which increased the number of shares of the Company’s common stock that may be issued under the 2024 Inducement Plan by an additional 0.6 million shares. As of December 31, 2025, approximately 0.3 million shares were reserved for future grants under the 2024 Inducement Plan.

2025 Equity Incentive Plan

In April 2025, the Company's Board of Directors adopted the 2025 Equity Incentive Plan (the "2025 Plan") which was approved by the Company's stockholders at the 2025 Annual Meeting of Stockholders on May 29, 2025. The 2025 Plan provides for the granting of stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to eligible directors, employees and consultants of the Company. The maximum aggregate number of shares that may be issued under the 2025 Plan is 750,000 shares, plus (i) any shares that were available for grant under the 2016 Plan as of immediately prior to the date the 2025 Plan becomes effective, plus (ii) any shares granted under the 2016 Plan that expire, are forfeited to or repurchased by the Company. As of December 31, 2025, approximately 2.3 million shares were reserved and available for future grants under the 2025 Plan.

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

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”), pursuant to which eligible employees may contribute up to 10% of compensation, subject to certain income limits, to purchase shares of the Company’s common stock. The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period and the purchase date. The duration of each offering period is generally six-months. In April 2022, the Company approved an amendment to the plan to increase the number of shares of common stock authorized for sale under the plan by 1.0 million shares to a total of 3.0 million shares. In May 2025, the stockholders of the Company approved another amendment to the plan to increase the number of shares of common stock authorized for sale under the ESPP by 1.5 million shares. For the years ended December 31, 2025, 2024, and 2023, the Company recognized ESPP compensation expense of $1.5 million, $1.2 million and $1.1 million, respectively. Approximately 237,000 shares of common stock were purchased at an average exercise price of $15.37 in the year ended December 31, 2025. As of December 31, 2025, approximately 1.7 million shares were reserved for future issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2024	475	$32.60
Exercised	(198)	$26.56
Expired	(176)	$39.07
Outstanding as of December 31, 2025	101	$33.24	2.95

As of December 31, 2025
Vested and expected to vest	101	$33.24	2.95
Exercisable Options	101	$33.24	2.95

The aggregate intrinsic values, which represented the total pre-tax intrinsic values (the difference between the Company’s closing stock price on the last trading day of 2025, or December 31, 2025, and the exercise price, multiplied by the number of shares underlying the in-the-money options) that would have been received by the option holders had all option holders exercised their options, were zero as of December 31, 2025. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised for the years ended December 31, 2024 was $0.4 million. There was no option exercised for the year ended 2023.

There were no options vested during the year ended December 31, 2025 or 2024. The total fair value of options vested during the years ended December 31, 2023 was $0.7 million.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2025:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price Per Share	Shares Exercisable	Weighted- Average Exercise Price Per Share
	(In thousands)	(In years)	(In dollars)	(In thousands)	(In dollars)
$26.61 - $26.61	51	3.55	$26.61	51	$26.61
$38.32 - $38.32	25	2.59	$38.32	25	$38.32
$41.67 - $41.67	25	2.07	$41.67	25	$41.67
$26.61 - $41.67	101	2.95	$33.24	101	$33.24

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2024	2,550	$17.64
Granted	1,124	$28.12
Vested	(1,138)	$18.49
Cancelled	(242)	$18.40
Outstanding as of December 31, 2025	2,294	$22.27

The total fair value of time-based RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $30.3 million, $11.0 million and $9.2 million, respectively. The grant date fair value of time-based RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $21.0 million, $17.4 million and $17.8 million, respectively.

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

Performance-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	430	$29.38
Granted	145	$14.44
Vested	—	$—
Cancelled	(158)	$27.85
Outstanding as of December 31, 2023	417	$24.76
Granted	630	$21.00
Vested	—	$—
Cancelled	(392)	$25.12
Outstanding as of December 31, 2024	655	$20.93
Granted	434	$44.59
Vested	(250)	$20.85
Cancelled	(34)	$22.13
Outstanding as of December 31, 2025	805	$33.64

The total fair value and the grant date fair value performance-based RSUs vested during the year ended December 31, 2025, was $6.8 million and $3.9 million, respectively.

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

No stock options were granted during the years ended December 31, 2025, 2024 and 2023. The following table sets forth the weighted-average assumptions used to estimate the fair value of purchase rights granted under the ESPP:

	Year Ended December 31,
	2025	2024	2023

Expected life (in years)	0.5	0.5	0.5
Risk-free interest rate	4.12%	5.01%	5.19%
Expected volatility	55.0%	48.1%	35.8%
Dividend yield	—	—	—

The following table sets forth the stock-based compensation expense resulting from stock options, time-based and performance-based RSUs and the ESPP included in the Company’s consolidated statements of operations:

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cost of revenue	$1,988	$1,613	$1,405
Research and development	4,407	3,297	3,935
Sales and marketing	8,183	6,182	5,336
General and administrative	15,137	11,586	7,262
Total	$29,715	$22,678	$17,938

Total stock-based compensation cost capitalized in inventory was less than $0.8 million as of each of the years ended December 31, 2025, 2024 and 2023, respectively.

As of December 31, 2025, $58.9 million of unrecognized compensation cost related to unvested RSUs is expected to be recognized over a weighted-average period of 1.8 years. If there are any modifications or cancellations of the underlying unvested awards, the Company may be required to accelerate, increase or cancel all or a portion of the remaining unearned stock-based compensation expense.

Note 12. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. As disclosed above, beginning on the first day of the fourth fiscal quarter of 2025, the Company operates and reports in two segments: Enterprise (formerly NETGEAR For Business) and Consumer, with Consumer comprising the former Home Networking and Mobile businesses, previously reported as Connected Home. Refer to “Segments” in Note 1, The Company and Summary of Significant Accounting Policies, for additional information regarding the Company’s segment changes during 2025. These changes did not impact the Company’s consolidated financial statements or segment financial information for the year ended December 31, 2025, and prior-period segment information has been presented on a comparable basis.

The Company’s reportable segments are described as follows:

•
Enterprise: focuses on small and medium enterprises and provides solutions for audio and video over Ethernet for AV applications, enterprise networking solutions, including wireless local area network (“LAN”) and cloud-managed networking capabilities, software platforms for deployment and remote management, and security offerings, including firewall and SASE functionality, designed to address the networking, security, and manageability requirements of organizations seeking reliable and cost-effective connectivity solutions; and
•
Consumer: focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as multi-band WiFi 7 mesh systems and routers, subscription services offering performance, security, privacy and support, and 4G/5G mobile products, including WiFi 7 and WiFi 6/6E-enabled portable mobile hotspots and mobile routers, designed to address the demand for reliable, high-speed connectivity at home and on the go.

The Company believes that this structure reflects its current operational and financial management, with Enterprise and Consumer operating as distinct business units with integrated product development and go-to-market capabilities. The leadership teams of each segment are responsible for sales, marketing, product management, engineering, and customer support activities tailored to their respective markets.

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution income (loss). Segment contribution income (loss) includes all product line segment revenue less the related cost of sales, research and development and sales and marketing costs. Contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated indirect costs include corporate costs, such as corporate research and development, corporate marketing expense and general and administrative costs, amortization of intangibles, acquisition related expenses, stock-based compensation expense, intangible assets impairment, restructuring and other charges, litigation reserves, net, and other income, net.

Financial information for each reportable segment and a reconciliation of total segment contribution income to income (loss) before income taxes is as follows:

	Year Ended December 31,
	2025			2024			2023
(In thousands, except percentage data)	Enterprise	Consumer	Total	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Net revenue	$342,029	$357,592	$699,621	$287,812	$385,947	$673,759	$293,975	$446,865	$740,840
Cost of revenue	174,468	255,803	430,271	168,399	307,820	476,219	163,083	326,843	489,926
Gross profit	167,561	101,789	269,350	119,413	78,127	197,540	130,892	120,022	250,914
Gross margin	49.0%	28.5%	38.5%	41.5%	20.2%	29.3%	44.5%	26.9%	33.9%
Operating expenses	90,841	93,100	183,941	75,408	104,138	179,546	74,127	110,477	184,604
Contribution income (loss)	76,720	8,689	85,409	44,005	(26,011)	17,994	56,765	9,545	66,310
Contribution margin	22.4%	2.4%	12.2%	15.3%	(6.7)%	2.7%	19.3%	2.1%	9.0%
Corporate and unallocated costs			(79,465)			(67,633)			(76,179)
Amortization of intangible assets			(1,174)			—			(257)
Stock-based compensation expense			(29,715)			(22,678)			(17,938)
Intangible assets impairment			—			—			(1,071)
Acquisition related expenses			(1,234)			—			—
Restructuring and other charges			(7,764)			(4,479)			(3,962)
Litigation reserves, net			(209)			89,012			(178)
Other income, net (1)			17,376			12,672			14,139
Income (loss) before income taxes			$(16,776)			$24,888			$(19,136)

_______________________

(1)
Refer to Note 7, Other Income, Net for detailed information.

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

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer. The following table shows net revenue by geography:

	Year Ended December 31,
(In thousands)	2025	2024	2023
United States (U.S.)	$461,866	$443,818	$489,968
Americas (excluding U.S.)	14,154	12,222	14,381
EMEA (1)	139,602	127,260	148,922
APAC (1)	83,999	90,459	87,569
Total net revenue	$699,621	$673,759	$740,840

______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total net revenue in the periods presented.

Long-lived assets by Geographic Region

The following table represents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net and operating lease right-of-use assets:

(In thousands)	December 31, 2025	December 31, 2024
United States (U.S.)	$42,836	$19,057
Canada	4,584	5,573
Americas (excluding U.S. and Canada)	10	39
EMEA	2,345	3,127
Singapore	4,075	4,841
APAC (excluding Singapore) (1)	8,866	6,698
Total	$62,716	$39,335

_______________________

(1)
No individual country, other than disclosed above, represented more than 10% of the Company’s total long-lived assets in the periods presented.

Significant Customers

For the years ended December 31, 2025 and 2024, the Company had one customer in each year that individually accounted for 17% and 16% of net revenue, respectively. For the year ended December 31, 2023, the Company had two customers, that each individually accounted for 17% and 12% of net revenue, respectively. All of the customers were primarily within the Consumer segment.

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

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	December 31, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$107,070	$107,070	$—
Available-for-sale investments: U.S. treasury securities(1)	110,210	—	110,210
Trading securities: mutual funds(1)	2,922	2,922	—
Foreign currency forward contracts(2)	315	—	315
Total assets measured at fair value	$220,517	$109,992	$110,525
Liabilities:
Foreign currency forward contracts(3)	$729	$—	$729
Total liabilities measured at fair value	$729	$—	$729

	December 31, 2024
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$111,043	$111,043	$—
Available-for-sale investments: U.S. treasury securities(1)	119,370	—	119,370
Trading securities: mutual funds(1)	2,876	2,876	—
Foreign currency forward contracts(2)	1,053	—	1,053
Total assets measured at fair value	$234,342	$113,919	$120,423
Liabilities:
Foreign currency forward contracts(3)	$273	$—	$273
Total liabilities measured at fair value	$273	$—	$273

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

Restructuring and other charges recognized in fiscal years 2025, 2024 and 2023 were primarily for severance, and other costs in relation to the reorganization of the Company's business to aim at reducing costs, and reinvesting into the business to capitalize on its highest priority opportunities to drive revenue growth and improve profitability or better align the cost structure of the business with projected revenue levels. The liabilities as of December 31, 2025 are expected to be settled in 2026.

The following table provides a summary of the activity related to accrued restructuring and other charges:

	Employee termination charges	Lease contract termination and other charges	Total
(In thousands)
Balance as of December 31, 2022	$1,912	$—	$1,912
Additions	3,834	631	4,465
Cash payments	(5,384)	(579)	(5,963)
Adjustments	(105)	(22)	(127)
Balance as of December 31, 2023	257	30	287
Additions	4,154	325	4,479
Cash payments	(3,722)	(86)	(3,808)
Adjustments	(25)	(269)	(294)
Balance as of December 31, 2024	664	—	664
Additions	7,550	214	7,764
Cash payments	(6,849)	(10)	(6,859)
Adjustments	20	(35)	(15)
Balance as of December 31, 2025	$1,385	$169	$1,554

Note 15. Leases

The Company leases office space, cars, distribution centers and equipment under non-cancellable operating lease arrangements with various expiration dates through December 2037. The leases have remaining lease terms of approximately 1 year to 12 years, some of which include options to extend for up to a further 5 years, and some of which include options to terminate prior to completion of the contractual lease term with or without penalties. The Company determines the duration of the lease arrangement giving thought to whether or not it is reasonably certain that the Company will exercise options to extend or terminate the lease arrangement ahead of its contractual term. The leases do not contain any material residual value guarantees.

The components of lease cost were as follows:

	Year Ended December 31,
	2025	2024	2023
(In Thousands)
Operating lease cost	$12,393	$12,424	$12,586
Short-term lease cost	158	315	305
Total lease cost (1)	$12,551	$12,739	$12,891

_______________________

(1)
Included in cost of revenue, sales and marketing, research and development and general and administration in the Company’s consolidated statement of operations.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024	2023
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows relating to operating leases	$12,633	$13,733	$12,697

Lease liabilities arising from obtaining right-of-use assets:
Operating leases	$18,996	$1,273	$6,987

Supplemental balance sheet information related to leases was as follows:

	As of December 31,
	2025	2024
Weighted Average Remaining Lease Term (in years)
Operating leases	7.7	4.1

Weighted Average Discount Rate
Operating leases	6.6%	6.1%

As of December 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Operating Lease
2026	$12,925
2027	11,898
2028	5,623
2029	4,793
2030	4,788
Thereafter	27,011
Total lease payments	67,038
Less imputed interest	(16,089)
Total	$50,949

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

Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework (2013), issued by The Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment using those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP (PCAOB ID: 238), an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Insider Trading Arrangements

During the three months ended December 31, 2025, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Title	Action	Adoption Date	Termination Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Sarah Butterfass, Director	Adopted	12/9/2025	N/A	Yes		40.0% of net shares resulting from the vesting of 6,761 (gross) RSUs	N/A	6/30/2026
Shravan Goli, Director	Adopted	11/24/2025	N/A	Yes		5,262 shares resulted from the vested RSUs, and 50% of net shares resulting from the vesting of 6,761 (gross) RSUs	N/A	11/30/2026
Charles (CJ) Prober, Chief Executive Officer	Terminated	N/A	10/17/2025	Yes

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Certain information required by Part III is incorporated herein by reference from our proxy statement related to our 2026 Annual Meeting of Stockholders (“Proxy Statement”), which we intend to file no later than 120 days after the end of the fiscal year covered by this Form 10-K.

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

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the sections of our Proxy Statement under the headings “Compensation Discussion and Analysis,” “Executive Compensation,” “Director Compensation,” “Fiscal Year 2025 Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors.”

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

(2) Financial Statement Schedule (Valuation and Qualifying Accounts) for the three years ended December 31, 2025.

Page

Schedule II—Valuation and Qualifying Accounts	112

Schedule II—Valuation and Qualifying Accounts

(In thousands)	Balance at Beginning of Year	Other	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2025	$507	$—	$142	$(183)	$466
Year ended December 31, 2024	338	—	169	—	507
Year ended December 31, 2023	$397	$—	$—	$(59)	$338

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

(3)
Exhibits.

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the registrant	10-Q	8/4/2017	3.1

3.2	Amended and Restated Bylaws of the registrant	8-K	4/20/2018	3.2

4.1	Form of registrant’s common stock certificate	S-1/A	7/14/2003	4.1

4.2	Description of the Registrant’s Securities	10-K	2/18/2020	4.2

10.1#	Form of Indemnification Agreement for directors and officers	10-K	2/14/2025	10.1

10.2#	2016 Equity Incentive Plan, as amended, and forms of agreement thereunder	10-K	2/16/2024	10.2

10.3#	2025 Equity Incentive Plan and forms of agreement thereunder	S-8	6/4/2025	99.1

10.4#	2024 Inducement Equity Incentive Plan, and forms of agreement thereunder	S-8	6/4/2025	99.3

10.5#	2003 Employee Stock Purchase Plan, as amended	S-8	6/4/2025	99.2

10.6#	NETGEAR, Inc. Deferred Compensation Plan	8-K	4/5/2013	10.1

10.7#	NETGEAR, Inc. Executive Bonus Plan	8-K	2/5/2020	99.2

10.8*	Warehousing Agreement, dated July 5, 2001, between the registrant and APL Logistics Americas, Ltd.	S-1/A	4/21/2003	10.25

10.9*	Distribution Operations Agreement, dated April 27, 2001, between the registrant and DSV Solutions B.V. (formerly Furness Logistics BV)	S-1/A	4/21/2003	10.26

10.10*	Distribution Operations Agreement, dated December 1, 2001, between the registrant and Kerry Logistics (Hong Kong) Limited	S-1/A	4/21/2003	10.27

10.11#	Office Lease, dated as of September 26, 2024, by and between the registrant and A&M PEAK FIRST STREET, LLC	10-Q	11/1/2024	10.1

10.12#	Offer Letter, dated January 30, 2024, between the registrant and Charles (CJ) Prober	10-Q	5/3/2024	10.4

10.13#	Offer Letter, dated November 6, 2001, between the registrant and Bryan D. Murray	10-K	2/18/2022	10.13

10.14#	Employment Agreement, dated July 12, 2024, between the registrant and Pramod Badjate	10-K	2/14/2025	10.23

10.15#	Employment Agreement, dated June 26, 2025, between the registrant and Jonathan Oakes	8-K	7/29/2025	99.2

10.16#	Form of Change in Control and Severance Agreement (Chief Executive Officer)	10-Q	5/3/2024	10.5

10.17#	Form of Change in Control and Severance Agreement (Other Executive Officers)	10-K	2/14/2025	10.26

19.1	Insider Trading Policy	10-K	2/14/2025	19.1

21.1	List of subsidiaries and affiliates				X

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm				X

24.1	Power of Attorney (included on signature page)				X

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) / 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

97.1	NETGEAR, Inc. Clawback Policy	10-K	2/16/2024	97.1

101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibits 101)				X

#	Indicates management contract or compensatory plan or arrangement.

*	Confidential treatment has been granted as to certain portions of this Exhibit.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of San Jose, State of California, on the 13th day of February 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ CHARLES (CJ) PROBER	Chief Executive Officer and Director	February 13, 2026
Charles (CJ) Prober	(Principal Executive Officer)

/S/ BRYAN D. MURRAY	Chief Financial Officer	February 13, 2026
Bryan D. Murray	(Principal Financial and Accounting Officer)

/S/ SARAH S. BUTTERFASS	Director	February 13, 2026
Sarah S. Butterfass

/S/ LAURA J. DURR	Director	February 13, 2026
Laura J. Durr
/S/ SHRAVAN K. GOLI	Director	February 13, 2026
Shravan K. Goli

/S/ BRADLEY L. MAIORINO	Director	February 13, 2026
Bradley L. Maiorino

/S/ LAURA C. ORVIDAS	Director	February 13, 2026
Laura C. Orvidas

/S/ JANICE M. ROBERTS	Director	February 13, 2026
Janice M. Roberts