Form 10-Q
period 2026-03-29
NETGEAR, INC.
filed 2026-05-01
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 29, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,839,903 as of April 24, 2026.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 29, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$183,476	$209,904
Short-term investments	113,033	113,132
Accounts receivable, net of allowance for doubtful accounts of $461 and $466 as of March 29, 2026 and December 31, 2025, respectively	142,155	142,045
Inventories	169,305	176,456
Prepaid expenses and other current assets	34,849	31,745
Total current assets	642,818	673,282
Property and equipment, net	26,182	26,001
Operating lease right-of-use assets	34,308	36,715
Intangible assets, net	37,061	38,480
Goodwill	45,022	45,022
Other non-current assets	16,540	16,771
Total assets	$801,931	$836,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,367	$43,749
Accrued employee compensation	38,260	34,731
Other accrued liabilities	139,080	144,028
Deferred revenue	26,199	26,904
Income taxes payable	1,816	809
Total current liabilities	248,722	250,221
Non-current income taxes payable	6,702	7,176
Non-current operating lease liabilities	38,113	41,016
Other non-current liabilities	37,239	40,035
Total liabilities	330,776	338,448
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock	27	28
Additional paid-in capital	1,047,305	1,036,545
Accumulated other comprehensive income (loss)	(28)	196
Accumulated deficit	(576,149)	(538,946)
Total stockholders’ equity	471,155	497,823
Total liabilities and stockholders’ equity	$801,931	$836,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net revenue	$158,819	$162,060
Cost of revenue	94,517	105,734
Gross profit	64,302	56,326
Operating expenses:
Research and development	21,665	18,309
Sales and marketing	31,670	28,041
General and administrative	19,183	18,070
Litigation reserves, net	500	(37)
Restructuring and other charges	4,876	4,742
Total operating expenses	77,894	69,125
Loss from operations	(13,592)	(12,799)
Other income, net	1,581	8,171
Loss before income taxes	(12,011)	(4,628)
Provision for income taxes	1,029	1,406
Net loss	$(13,040)	$(6,034)

Net loss per share
Basic	$(0.47)	$(0.21)
Diluted	$(0.47)	$(0.21)
Weighted average shares used to compute net loss per share:
Basic	27,977	28,717
Diluted	27,977	28,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended
	March 29, 2026	March 30, 2025
Net income (loss)	$(13,040)	$(6,034)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(35)	(280)
Change in unrealized gains and losses on available-for-sale investments	(195)	(78)
Other comprehensive income (loss), before tax	(230)	(358)
Tax benefit related to derivatives	6	35
Other comprehensive loss, net of tax	(224)	(323)
Comprehensive loss	$(13,264)	$(6,357)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2025	27,943	$28	$1,036,545	$196	$(538,946)	$497,823
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(195)	—	(195)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(13,040)	(13,040)
Stock-based compensation	—	—	8,205	—	—	8,205
Repurchase of common stock, including exercise tax	(929)	(1)	—	—	(20,135)	(20,136)
Restricted stock unit withholdings	(193)	—	—	—	(4,028)	(4,028)
Issuance of common stock under stock-based compensation plans	522	—	2,555	—	—	2,555
Balance as of March 29, 2026	27,343	$27	$1,047,305	$(28)	$(576,149)	$471,155

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder's Equity
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(78)	—	(78)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(6,034)	(6,034)
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock, including exercise tax	(254)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(186)	—	—	—	(5,141)	(5,141)
Issuance of common stock under stock-based compensation plans	722	—	6,679	—	—	6,679
Balance as of March 30, 2025	28,782	$29	$1,010,087	$(82)	$(475,791)	$534,243

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended
	March 29, 2026	March 30, 2025
Cash flows from operating activities:
Net loss	$(13,040)	$(6,034)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,624	1,684
Stock-based compensation	8,205	5,496
Accretion of discounts and imputed interests, net	644	(476)
Deferred income taxes	(67)	(136)
Provision for excess and obsolete inventory	1,900	1,435
Other	(22)	9
Changes in assets and liabilities:
Accounts receivable, net	(110)	13,504
Inventories	5,251	3,206
Prepaid expenses and other assets	(2,770)	(615)
Accounts payable	(207)	(3,603)
Accrued employee compensation	3,530	(4,313)
Other accrued liabilities	(4,940)	(19,102)
Deferred revenue	(886)	(164)
Income taxes payable	532	365
Net cash provided by (used in) operating activities	1,644	(8,744)
Cash flows from investing activities:
Purchases of short-term investments	(30,152)	(29,759)
Proceeds from maturities of short-term investments	30,000	30,000
Purchases of property and equipment	(3,822)	(1,396)
Purchases of long-term investments	—	(105)
Net cash used in investing activities	(3,974)	(1,260)
Cash flows from financing activities:
Repurchases of common stock, including exercise tax	(20,152)	(8,162)
Restricted stock unit withholdings	(4,028)	(5,141)
Proceeds from exercise of stock options	—	4,590
Proceeds from issuance of common stock under employee stock purchase plan	2,555	2,089
Principal payments on deferred purchase price of intangible asset acquisition	(2,475)	—
Net cash used in financing activities	(24,100)	(6,624)
Net decrease in cash and cash equivalents and restricted cash	(26,430)	(16,628)
Cash and cash equivalents and restricted cash, at beginning of period	212,006	288,551
Cash and cash equivalents and restricted cash, at end of period	$185,576	$271,923
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$183,476	$269,811
Restricted cash included within other non-current assets at end of period	2,100	2,112
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$185,576	$271,923

Non-cash investing and financing activities:
Unpaid property and equipment	$687	$1,364
Intangible assets acquired with deferred consideration	$41,446	$—

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2025, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income (loss), stockholder's equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).

The Company's fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three months ended March 29, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future period.

Segments

The Company has two reportable segments: Enterprise and Consumer. During 2025, the Company realigned its reportable segments twice. Effective the first quarter of 2025, the Company separated the former Connected Home segment into Home Networking and Mobile, resulting in three reportable segments during the first three fiscal quarters of 2025: NETGEAR for Business, Home Networking, and Mobile. Beginning in the fourth quarter of 2025, the Company combined Home Networking and Mobile into a single Consumer segment and renamed NETGEAR for Business as Enterprise, resulting in the current two reportable segments. These realignments did not affect previously reported consolidated net revenue, income

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(loss) from operations, net income (loss) per share, total assets, or stockholders' equity. Prior-period segment information has been recast to conform to the current presentation. Refer to Note 12, Segment Information for additional information.

Note 2. Summary of Significant Accounting Policies

No material changes have been made to the Company’s significant accounting policies disclosed in Note 1, The Company and Summary of Significant Accounting Policies, in Part II, Item 8 “Financial Statements and Supplementary Data” in its Annual Report.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets", which introduces a practical expedient permitting entities to assume that current economic conditions as of the balance sheet date do not change over the remaining life of current accounts receivable and contract assets arising from transactions within the scope of ASC 606, including assets acquired in a business combination. The Company adopted ASU 2025-05 effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flows.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”, which eliminates project stages and requires capitalizing costs when management has committed to funding the project and it is probable of completion. ASU 2025-06 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2028 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial position, results of operations or cash flow.

In November 2025, the FASB issued ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements", which amends existing hedge accounting guidance to better align financial reporting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2027 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

Note 3. Business Acquisition

On June 16, 2025, the Company acquired Exium Inc. ("Exium"), a cybersecurity company focused on Secure Access Service Edge (SASE) platforms, for total purchase consideration of $12.6 million. The acquisition was accounted for using the acquisition method, with $8.7 million allocated to goodwill (within the Enterprise segment) and $4.3 million to intangible assets, of which $4.2 million related to developed technology.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 4. Revenue

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 29, 2026:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$59,073	$2,308	$1,755	$63,136

Contract Balances

The Company records accounts receivable when it has an unconditional right to consideration. Contract liabilities are recorded when cash payments are received or due in advance of performance. Contract liabilities consist of advance payments and deferred revenue, where the Company has unsatisfied performance obligations. Contract liabilities are classified as Deferred revenue (current portion) and Other non-current liabilities (non-current portion) on the unaudited condensed consolidated balance sheets.

Payment terms vary by customer. The time between invoicing and when payment is due is not significant. For certain products or services and customer types, payment is required before the products or services are delivered to the customer.

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	March 29, 2026	December 31, 2025
Accounts receivable, net	Accounts receivable, net	$142,155	$142,045
Contract liabilities – current	Deferred revenue	$26,199	$26,904
Contract liabilities – non-current	Other non-current liabilities	$4,025	$4,206

The difference in the balances of the Company’s contract assets and liabilities as of March 29, 2026 and December 31, 2025, primarily results from the timing difference between the Company's performance and the customer's payment. During the three months ended March 29, 2026, $11.3 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $12.2 million of revenue was recognized for the satisfaction of performance obligations and $10.6 million of this recognized revenue was included in the contract liability balance at the beginning of the period. During the three months ended March 30, 2025, $12.1 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $12.2 million of revenue was recognized for the satisfaction of performance obligations and $10.8 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and by product category, distinguishing the Company's service provider and related products from its other products. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. As disclosed above, effective in the fourth quarter of 2025, the Company operates and reports in two segments: Enterprise (formerly NETGEAR for Business), and Consumer (comprising the former Home Networking and Mobile segments). Prior-period segment information has been recast to conform to the current presentation. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	March 29, 2026			March 30, 2025
(In thousands)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Geographic regions (1) :
Americas	$44,738	$61,125	$105,863	$40,481	$67,280	$107,761
EMEA	25,113	8,362	33,475	24,339	7,790	32,129
APAC	13,951	5,530	19,481	14,371	7,799	22,170
Total	$83,802	$75,017	$158,819	$79,191	$82,869	$162,060
Product categories:
Service provider and related products (2)	$191	$20,232	$20,423	$270	$29,707	$29,977
Non-service provider	83,611	54,785	138,396	78,921	53,162	132,083
Total	$83,802	$75,017	$158,819	$79,191	$82,869	$162,060

_____________________________

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

(2) Service provider and related products net revenue in Consumer Segment included cable net revenue sold through retail. Prior-period amounts have been recast to conform to the current-period presentation.

Note 5. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of March 29, 2026 and December 31, 2025, were as follows:

	March 29, 2026
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$110,200	$-	$(33)	$110,167
Total	$110,200	$-	$(33)	$110,167

	December 31, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$110,048	$162	$—	$110,210
Total	$110,048	$162	$—	$110,210

The contractual maturities on the U.S. treasury securities as of March 29, 2026 are all due within one year. Accrued interest receivable as of March 29, 2026 was $1.4 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of March 29, 2026 and December 31, 2025.

In the three months ended March 29, 2026 and March 30, 2025, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments for these securities during the three months ended March 29, 2026 and March 30, 2025. Refer to Note 13, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	March 29, 2026	December 31, 2025
Raw materials	$7,770	$8,828
Finished goods	161,535	167,628
Total	$169,305	$176,456

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.9 million and $1.4 million for the three months ended March 29, 2026 and March 30, 2025, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is a risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	March 29, 2026	December 31, 2025
Machinery and equipment	$55,233	$54,007
Furniture and fixtures	3,525	3,482
Leasehold improvements	21,842	21,475
Software	21,828	21,642
Computer equipment	3,640	3,370
Total property and equipment, gross	106,068	103,976
Accumulated depreciation	(79,886)	(77,975)
Total	$26,182	$26,001

Intangible Assets, net

	March 29, 2026				December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Technology	$39,594	$(2,581)	$—	$37,013	$39,594	$(1,166)	$—	$38,428
Other	60	(12)	—	48	60	(8)	—	52
Total	$39,654	$(2,593)	$—	$37,061	$39,654	$(1,174)	$—	$38,480

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

Amortization of the intangible assets for the three months ended March 29, 2026 and March 30, 2025 was $1.4 million and zero, respectively. The weighted remaining useful life for the intangible assets was approximately 6.6 years as of March

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

29, 2026.

Other non-current assets

(In thousands)	March 29, 2026	December 31, 2025
Non-current deferred income taxes	$2,459	$2,386
Long-term investments	8,754	8,732
Restricted cash	2,100	2,102
Other	3,227	3,551
Total	$16,540	$16,771

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of March 29, 2026 and March 30, 2025, respectively. For such equity investments without readily determinable fair value still held at March 29, 2026, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes was $0.3 million. Investments in limited partnership funds amounted to $2.7 million as of March 29, 2026, $2.4 million as of March 30, 2025, and $2.6 million and $2.3 million as of December 31, 2025 and December 31, 2024, respectively.

Other current accrued liabilities

(In thousands)	March 29, 2026	December 31, 2025
Current operating lease liabilities	$9,977	$9,933
Sales and marketing	58,778	61,144
Warranty obligations	5,797	5,928
Sales returns(1)	21,375	24,435
Freight and duty	3,940	4,518
Current deferred consideration(2)	9,014	8,355
Other	30,199	29,715
Total	$139,080	$144,028

(1)
Inventory expected to be received from future sales returns amounted to $9.3 million and $10.8 million as of March 29, 2026 and December 31, 2025, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $7.1 million and $7.9 million as of March 29, 2026 and December 31, 2025, respectively.
(2)
The balance represented current deferred consideration related to the acquisition of a perpetual software license. Refer to “Intangible Assets, net” above for additional information.

Other non-current accrued liabilities

(In thousands)	March 29, 2026	December 31, 2025
Non-current deferred consideration(1)	$32,431	$34,921
Non-current deferred revenue	4,025	4,206
Other	783	908
Total	$37,239	$40,035

(1)
The balance represented non-current deferred consideration related to the acquisition of a perpetual software license. Refer to “Intangible Assets, net” above for additional information.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $4.4 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about twelve non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.9 million.

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	March 29, 2026	December 31, 2025	Location	March 29, 2026	December 31, 2025
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$366	$315	Other accrued liabilities	$81	$699
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	15	—	Other accrued liabilities	1	30
Total		$381	$315		$82	$729

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Net income (loss) per share consisted of the following:

	Three Months Ended
(In thousands, except per share data)	March 29, 2026	March 30, 2025
Numerator:
Net loss	$(13,040)	$(6,034)

Denominator:
Weighted average common shares – basic	27,977	28,717
Potentially dilutive common share equivalent	—	—
Weighted average common shares – dilutive	27,977	28,717

Basic net loss per share	$(0.47)	$(0.21)
Diluted net loss per share	$(0.47)	$(0.21)

Anti-dilutive employee stock-based awards, excluded	905	258

Note 8. Income Taxes

The income tax provision for the three months ended March 29, 2026 and March 30, 2025, was $1.0 million, or an effective tax rate of (8.6)%, and $1.4 million, or an effective tax rate of (30.4)%, respectively. The year-over-year change was primarily driven by increased losses in the United States and lower income in foreign jurisdictions during the first quarter of 2026 relative to the prior-year period.

The Company is under examination in various U.S. and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as a long-term liability, as payments cannot be anticipated over the next twelve months. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $1.4 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

The Company maintains a full valuation allowance on its U.S. federal and state net deferred tax assets, initially established in the fourth quarter of fiscal 2023. Based on an evaluation of current results as of March 29, 2026 and expectations for the remainder of the year, the Company determined that it continues to not be more likely than not that these deferred tax assets would be realized. Accordingly, no benefit has been recorded for the forecasted U.S. tax loss for the three months ended March 29, 2026. The Company will continue to assess the realizability of its deferred tax assets each reporting period and will adjust the valuation allowance as warranted.

Note 9. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. The Company is exposed to lengthening lead times and increasing costs on various components, certain of which are non-cancelable regardless of lead time, and as a result the Company has issued purchase orders to supply chain partners beyond contractual termination periods. As of March 29, 2026, the Company had approximately $62.9 million, as compared to $55.3 million as of December 31, 2025, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. As of March 29, 2026, $224.7 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability, which was not material as of March 29, 2026 and December 31, 2025, is included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, were not material for the three months ended March 29, 2026 or March 30, 2025.

Non-Trade Commitments

As of March 29, 2026, the Company had non-cancellable purchase commitments of $9.4 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Balance as of beginning of the period	$5,928	$5,192
Provision for warranty liability made	1,170	1,254
Settlements made	(1,301)	(1,139)
Balance as of the end of the period	$5,797	$5,307

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

Note 10. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the three months ended March 29, 2026 and March 30, 2025, the Company repurchased, retired and reported, based on trade date, approximately 0.9 million and 0.3 million shares of common stock, at a cost of approximately $20.0 million and $7.5 million, respectively. As of March 29, 2026, approximately 559,000 shares remained authorized for repurchase under the repurchase program. On April 22, 2026, the Company's Board of Directors authorized an incremental $75.0 million for repurchases of the Company's common stock under the existing repurchase program.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Unit Withholdings

The Company withholds shares of its common stock to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving RSUs. The Company withheld and reported, based on trade date, approximately 193,000 shares and 186,000 shares of common stock, at a cost of approximately $4.0 million and $5.1 million, during the three months ended March 29, 2026 and March 30, 2025, respectively.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2025	$160	$39	$(3)	$196
Other comprehensive income (loss) before reclassifications	(195)	(115)	23	(287)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(80)	17	(63)
Net current period other comprehensive income (loss)	(195)	(35)	6	(224)
Balance as of March 29, 2026	$(35)	$4	$3	$(28)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2024	$169	$79	$(7)	$241
Other comprehensive income (loss) before reclassifications	(78)	(662)	115	(625)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(382)	80	(302)
Net current period other comprehensive income (loss)	(78)	(280)	35	(323)
Balance as of March 30, 2025	$91	$(201)	$28	$(82)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(130)	$(522)
Cost of revenue	1	—
Research and development	14	32
Sales and marketing	24	79
General and administrative	11	29
Total before tax	(80)	(382)
Tax impact	17	80
Total, net of tax	$(63)	$(302)

Note 11. Employee Benefit Plans

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the "2025 Plan"), adopted by the Board of Directors in April 2025 and approved by stockholders on May 29, 2025, provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to eligible directors, employees and consultants. The maximum aggregate number of shares issuable under the 2025 Plan is 750,000, plus shares that remained available under the 2016 Plan at the 2025 Plan's effective date and shares subject to 2016 Plan awards that subsequently expire, are forfeited, or are repurchased by the Company. As of March 29, 2026, approximately 2.4 million shares were reserved and available for future grants under the 2025 Plan.

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

2016 Equity Incentive Plan

Upon effectiveness of the 2025 Plan in May 2025, the 2016 Equity Incentive Plan (the “2016 Plan”) was superseded with respect to new equity award grants. Outstanding awards under the 2016 Plan remain outstanding and continue to be governed by its terms.

2024 Inducement Plan

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of March 29, 2026, approximately 0.2 million shares were reserved for future grants under the 2024 Inducement Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of March 29, 2026, approximately 1.6 million shares were available for issuance under the ESPP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2025	101	$33.24
Exercised	—	$—
Expired	—	$—
Outstanding as of March 29, 2026	101	$33.24	2.70

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	2,294	$22.27
Granted	57	$21.76
Vested	(227)	$16.47
Cancelled	(43)	$22.00
Outstanding as of March 29, 2026	2,081	$22.90

Performance-Based RSU Activity

The Company granted performance-based restricted stock units (“PSUs”) under the 2016 Plan, 2024 Inducement Plan and 2025 Plan to its newly-hired employees or executives with vesting generally occurring at the end of a three-year period if performance conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance or market conditions and the recipients’ continued service with the Company. The number of PSUs to vest could range from 0% to up to 200% of the target shares granted. For PSUs with a performance condition, at the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date.

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	805	$33.64
Granted	6	$20.71
Vested	(157)	$20.71
Cancelled	—	$—
Outstanding as of March 29, 2026	654	$36.65

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Cost of revenue	$501	$422
Research and development	1,103	592
Sales and marketing	2,265	1,313
General and administrative	4,336	3,169
Total	$8,205	$5,496

As of March 29, 2026, $50.5 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) expected to be recognized over a weighted-average period of 1.7 years.

Note 12. Segment Information

Operating segments are components of an enterprise about which separate financial information is available and is evaluated quarterly by management, namely the Chief Operating Decision Maker (“CODM”) of an organization, in order to determine operating and resource allocation decisions. By this definition, the Company has identified its CEO as the CODM. The Company operates and reports in two segments: Enterprise and Consumer. As previously disclosed, during 2025, the Company realigned its reportable segments twice. Effective the first quarter of 2025, the Company separated the former Connected Home segment into Home Networking and Mobile, resulting in three reportable segments during the first three fiscal quarters of 2025: NETGEAR for Business, Home Networking, and Mobile. Beginning in the fourth quarter of 2025, the Company combined Home Networking and Mobile into a single Consumer segment and renamed NETGEAR for Business as Enterprise, resulting in the current two reportable segments. The prior-year segment financial information has been recast to conform to the current-year presentation.

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

The results of the reportable segments are derived directly from the Company’s management reporting system. The results are based on the Company’s method of internal reporting and are not necessarily in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including segment gross profit and segment contribution income (loss). Segment gross profit consists of segment net revenue less the related segment cost of revenue, where segment cost of revenue excludes stock-based compensation expense and amortization of intangible assets, each of which is managed at the corporate level and reported within unallocated indirect costs below. Segment contribution income (loss) consists of segment net revenue less the related segment cost of revenue, research and development and sales and marketing costs, in each case excluding the corporate-level items described below. Segment contribution income (loss) is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	March 29, 2026			March 30, 2025
(In thousands, except percentage data)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Net revenue	$83,802	$75,017	$158,819	$79,191	$82,869	$162,060
Segment cost of revenue	39,658	52,940	92,598	42,530	62,782	105,312
Segment Gross profit	44,144	22,077	66,221	36,661	20,087	56,748
Segment Gross margin	52.7%	29.4%		46.3%	24.2%
Segment operating expenses	24,087	22,203	46,290	19,026	21,552	40,578
Contribution income (loss)	20,057	(126)	19,931	17,635	(1,465)	16,170
Contribution margin	23.9%	(0.2)%		22.3%	(1.8)%
Corporate and unallocated costs			(18,279)			(18,768)
Amortization of intangible assets			(1,419)			—
Stock-based compensation expense			(8,205)			(5,496)
Acquisition related expenses			(244)			—
Restructuring and other charges			(4,876)			(4,742)
Litigation reserves, net			(500)			37
Other income, net (1)			1,581			8,171
Income (loss) before income taxes			$(12,011)			$(4,628)

(1)
Amounts included interest income of $2.0 million and $3.3 million for the three months ended March 29, 2026 and March 30, 2025, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $0.4 million and $(1.0) million for the three months ended March 29, 2026, and March 30, 2025, respectively. For the three months ended March 29, 2026, the amount also included $0.6 million of imputed interest expense related to an intangible asset acquisition. For the three months ended March 30, 2025, the amount also included proceeds of $4.7 million from a sale of patents and gain/(loss), net from foreign currency transactions of $1.4 million.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
United States (U.S.)	$102,579	$104,039
Americas (excluding U.S.)	3,284	3,722
EMEA (1)	33,475	32,129
APAC (1)	19,481	22,170
Total net revenue	$158,819	$162,060

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	March 29, 2026	December 31, 2025
United States (U.S.)	$40,549	$42,836
Americas (excluding U.S. )	4,383	4,594
EMEA	2,563	2,345
APAC(1)	12,995	12,941
Total	$60,490	$62,716

(1)
No individual country represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 13. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	March 29, 2026
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$83,625	$83,625	$—
Available-for-sale investments: U.S. treasury securities(1)	110,167	—	110,167
Trading securities: mutual funds(1)	2,866	2,866	—
Foreign currency forward contracts(2)	381	—	381
Total assets measured at fair value	$197,039	$86,491	$110,548
Liabilities:
Foreign currency forward contracts(3)	$82	$—	$82
Total liabilities measured at fair value	$82	$—	$82

	December 31, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$107,070	$107,070	$—
Available-for-sale investments: U.S. treasury securities(1)	110,210	—	110,210
Trading securities: mutual funds(1)	2,922	2,922	—
Foreign currency forward contracts(2)	315	—	315
Total assets measured at fair value	$220,517	$109,992	$110,525
Liabilities:
Foreign currency forward contracts(3)	$729	$—	$729
Total liabilities measured at fair value	$729	$—	$729

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Restructuring and other charges recognized in the three months ended March 29, 2026 and March 30, 2025 were primarily for severance and other costs in relation to the reorganization of the business. Charges in the current quarter primarily reflected a new restructuring action initiated in the first quarter of 2026, with the resulting savings intended to be reinvested in the Company’s strategic priorities to support its ongoing transformation. This action consists of severance and related costs incurred in connection with the Company’s efforts to align its cost structure and organizational design, and does not represent a single, defined exit plan with a pre-established total cost. Accordingly, the Company evaluates the total expected costs and cumulative costs incurred to date on an aggregate basis. These costs are managed at the corporate level and are not allocated to, or evaluated by, reportable segment. Restructuring and other charges are presented as a separate line item within operating expenses in the unaudited condensed consolidated statements of operations. Additional costs to be incurred under this first quarter of 2026 action subsequent to March 29, 2026 are not expected to be material. The vast majority of the liabilities as of March 29, 2026 are expected to be settled by the third fiscal quarter of 2026.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2025	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 29, 2026
Restructuring
Employee termination charges	$1,385	$4,890	$(3,095)	$(15)	$3,165
Lease contract termination and other charges	169	(14)	—	—	$155
Total Restructuring and other charges	$1,554	$4,876	$(3,095)	$(15)	$3,320

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2024	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at March 30, 2025
Restructuring
Employee termination charges	$664	$4,698	$(4,259)	$(7)	$1,096
Lease contract termination and other charges	—	44	(8)	(15)	21
Total Restructuring and other charges	$664	$4,742	$(4,267)	$(22)	$1,117

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR's reporting structure; NETGEAR's belief of the principal competitive factors in the business, consumer, and service provider markets for networking products; expectations regarding transportation costs; expectations regarding product costs; NETGEAR’s ability to continue launching new consumer router models, providing software updates to existing products, and maintain conditional approval from the Federal Communications Commission in connection with its Covered List designation of foreign-produced routers and additional costs incurred in connection with complying with applicable regulations; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including Enterprise and Consumer products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding the consumer retail networking market; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory levels, inventory management and inventory costs; expectations regarding research and development expenses, sales and marketing expenses and general and administration expenses; expectations regarding expected tax rates or tax expenses and changes in legislation related to the taxation of business entities; expectations regarding the impact of acquisitions; expectations regarding our product portfolio, and expectations regarding NETGEAR’s subscription services and service revenue. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Use of Non-GAAP Financial Measures

In the following discussion and analysis, we present certain non-GAAP financial measures, including segment gross profit, segment gross margin, segment operating expenses (consisting of segment research and development, and sales and marketing), segment contribution income (loss) and segment contribution margin. These segment measures exclude amortization of intangible assets, stock-based compensation expense, acquisition related expenses, restructuring and other charges, litigation reserves, net, and other corporate-level items that are managed at the corporate level and not allocated to our segments, as further described in Note 12, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Our Chief Operating Decision Maker (“CODM”) uses these non-GAAP segment measures to evaluate the operating performance of each segment, in connection with operating and resource allocation decisions, for comparison with forecasts and strategic plans, and in determining management incentive compensation. We believe these measures, when read together with our GAAP results, provide useful information to investors by facilitating period-to-period comparisons of our ongoing segment results and offering insight into how management measures segment performance.

These non-GAAP measures are not in accordance with, or an alternative for, financial measures prepared in accordance with GAAP, and may be different from non-GAAP measures used by other companies. They have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and should not be considered in isolation or as a substitute for the most directly comparable GAAP measures. Investors should evaluate these measures only in conjunction with the corresponding GAAP measures and the reconciliation of segment contribution income (loss) to income (loss) before income taxes included in Note 12, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We operate and report in two segments: Enterprise (formerly NETGEAR for Business, renamed in the fourth quarter of 2025) and Consumer. The leadership team of each segment focuses on serving the unique needs of its customers through product and service development, while also managing the sales and marketing functions that support the business. During 2025, we realigned our reportable segments, first separating the former Connected Home segment into Home Networking and Mobile effective in the first quarter of 2025, and then combining Home Networking and Mobile into a single Consumer segment beginning in the fourth quarter of 2025. Prior-year segment information has been recast to conform to the current two-segment presentation. For additional information regarding the segment realignments, refer to Note 12, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. The Enterprise segment focuses on small and medium enterprises and provides solutions for audio and video over Ethernet for AV applications, enterprise networking solutions, including wireless local area network (“LAN”) and cloud-managed networking capabilities, software platforms for deployment and remote management, and security offerings, including firewall and secure access service edge (“SASE”) functionality, designed to address the networking, security, and manageability requirements of organizations seeking reliable and cost-effective connectivity. The Consumer segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 multi-band mesh systems, routers and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support, together with high-performance Mobile (4G/5G) products, including WiFi 7, WiFi 6/6E-enabled portable mobile hotspots and mobile routers designed to meet the growing demand for on-the-go, high-speed and reliable internet connectivity with advanced security features.

We conduct business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”).

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), managed service providers (“MSPs”), broadband service providers, and through our direct online store at www.netgear.com. Our main wholesale distributors include Ingram Micro, TD Synnex, and D&H Distribution Company. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Wal-Mart, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Corporation, and PC Connection in domestic markets. In addition, we also sell products directly to broadband service providers in the United States and internationally providing WiFi, cable and 4G/5G mobile broadband products. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. Within our consumer business, we expect revenue through our direct online store and in-app offerings to continue to increase as a percentage of consumer revenue for the foreseeable future.

Financial Overview

During the three months ended March 29, 2026, our net revenue decreased by $3.2 million, or 2.0%, compared to the prior year period, driven by a $7.8 million, or 9.5%, decrease in our Consumer segment, partially offset by a $4.6 million, or 5.8%, increase in our Enterprise segment. The decrease in Consumer net revenue reflected a 31.9% decline in sales of our service provider and related products, consistent with our strategy of harvesting this business. It also reflected continued softness in the broader home networking retail market, attributable in part to electronics pricing pressures from rising memory costs. In light of these conditions, we have been prioritizing gross profit over revenue growth in our Consumer business. These declines were partially offset by growth in our core consumer business, led by our premium WiFi 7 portfolio. The increase in Enterprise net revenue was mainly attributable to continued strong demand for our Pro AV product line of managed switches, which experienced double-digit end-market sales growth in the Americas and EMEA regions, benefiting from higher average selling prices and increased unit volumes. Gross margin improved by 570 basis points year-over-year to 40.5%, primarily driven by margin expansion in both segments, a higher revenue mix from our higher-margin Enterprise segment and lower sales returns within our consumer business. We recorded an operating loss of $13.6 million, compared to an operating loss of $12.8 million in the prior year period, as the gross margin improvement was partially offset by higher operating expenses, mainly driven by higher headcount and related investments as we continue to focus on and shift resources toward growing our Enterprise business.

Geographically, net revenue from our Enterprise segment increased in Americas and EMEA and slightly decreased in APAC, while net revenue from our Consumer segment declined in Americas and APAC and slightly increased in EMEA, during the three months ended March 29, 2026, compared to the prior year period.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, elevated interest rates, foreign exchange rate fluctuations, particularly involving the U.S. dollar, and ongoing trade policy shifts, including tariffs related to the U.S. and key international countries as well as U.S. tariffs and intensified trade actions. Trade policy uncertainty, including recently announced and proposed U.S. tariff actions and the potential for further expanded or modified tariff regimes, continues to affect global commerce and supply chain planning, and could increase our product costs. Geopolitical tensions and episodic maritime security incidents, to the extent that they disrupt global shipping routes, along with evolving supply chain disruptions and volatile ocean freight spot rates, have added complexity to the global operating environment. We are exposed to lengthening lead times and increasing costs on various components, driven in part by industry demand related to AI data center deployments, which have created additional pressures within our supply chain. In light of this environment, we continue to invest in cybersecurity, product security, and sourcing to enhance the security of our products as well as our regulatory compliance readiness. The extent of impacts from these macroeconomic and geopolitical trends and from our ongoing investment and go-to-market initiatives on our operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. In addition, in March 2026, the Federal Communications Commission issued regulations adding foreign-produced routers to its Covered List, and in April 2026 we were granted conditional approval allowing us to continue to launch new consumer router models and provide software updates to existing products while the designation is maintained. The broader implications of the macroeconomic uncertainty, the evolving regulatory environment affecting our products, and any related disruptions to channel partners and freight remain unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, we expect end-user demand for our Pro AV product line of managed switches within the Enterprise segment to remain strong, and we have secured sufficient memory supply for substantially all of our 2026 production plans for this segment. We expect the impact of rising memory costs on our Enterprise business to be nominal, given the relatively higher average selling prices and gross margins of these products and our ability to adjust pricing consistent with broader market trends. In our Consumer segment, while our broader product portfolio continues to address market needs, we expect rising memory costs to continue to build throughout 2026 and, accordingly, we intend to prioritize gross profit over revenue in this segment as we manage through the current memory supply environment. For our service provider and related products, we remain focused on harvesting this business and expect revenue to decline compared to the prior year period. We expect the greater benefit of our memory cost mitigation efforts to accrue to our Enterprise business. We are continuing to ramp our planned investments, with a focus on expanding our insourced software development capabilities and enhancing our go-to-market efforts, particularly in support of our Enterprise business. These investments support our strategy of differentiating our portfolio through software, services, and security offerings. Within our Consumer business, we are addressing key technology transitions, including WiFi 7, WiFi 6E, WiFi 6, and 5G, through a good, better, best product strategy. We are also continuing to expand service offerings, strengthen direct-to-consumer capabilities, and introduce new products, including the planned launch of our eSIM-enabled M7 mobile hotspot, to support the expansion of recurring non-device revenue streams over time.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026		March 30, 2025
Net revenue	$158,819	100.0%	$162,060	100.0%
Cost of revenue	94,517	59.5%	105,734	65.2%
Gross profit	64,302	40.5%	56,326	34.8%
Operating expenses:
Research and development	21,665	13.6%	18,309	11.3%
Sales and marketing	31,670	20.0%	28,041	17.3%
General and administrative	19,183	12.1%	18,070	11.2%
Litigation reserves, net	500	0.3%	(37)	(0.0)%
Restructuring and other charges	4,876	3.1%	4,742	2.9%
Total operating expenses	77,894	49.1%	69,125	42.7%
Loss from operations	(13,592)	(8.6)%	(12,799)	(7.9)%
Other income, net	1,581	1.0%	8,171	5.0%
Loss before income taxes	(12,011)	(7.6)%	(4,628)	(2.9)%
Provision for income taxes	1,029	0.6%	1,406	0.8%
Net loss	$(13,040)	(8.2)%	$(6,034)	(3.7)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025

Americas	$105,863	(1.8)%	$107,761
Percentage of net revenue	66.6%		66.5%
EMEA	$33,475	4.2%	$32,129
Percentage of net revenue	21.1%		19.8%
APAC	$19,481	(12.1)%	$22,170
Percentage of net revenue	12.3%		13.7%
Total net revenue	$158,819	(2.0)%	$162,060

Americas

Net revenue in Americas decreased in the three months ended March 29, 2026, compared to the prior year period, primarily driven by a $6.2 million, or 9.1%, decline in Consumer segment net revenue, mainly attributable to reduced sales of our service provider and related products, consistent with our strategy of harvesting this business. This decline was partially offset by a $4.3 million, or 10.5%, increase in Enterprise segment net revenue, driven by continued strong demand for our Pro AV product line of managed switches.

EMEA

Net revenue in EMEA increased in the three months ended March 29, 2026, compared to the prior year period, primarily driven by growth in both the Enterprise and Consumer segments. The increase in Enterprise revenue was primarily attributable to continued strong demand for our Pro AV product line of managed switches, while the increase in Consumer revenue was primarily driven by higher sales of our mobile hotspot products.

APAC

Net revenue in APAC decreased in the three months ended March 29, 2026, compared to the prior year period, primarily attributable to a 29.1% decline in Consumer segment net revenue, driven by lower sales in the service provider channel, and a slight decrease in Enterprise segment net revenue.

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

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Cost of revenue	$94,517	(10.6)%	$105,734
Gross margin percentage	40.5%		34.8%

Our gross margin increased for the three months ended March 29, 2026, compared to the prior year period, primarily driven by margin expansion in both segments, a higher revenue mix from our higher-margin Enterprise segment, and lower sales returns within our Consumer business.

We expect our gross margin in the second fiscal quarter of 2026 to be in line with or slightly below the first fiscal quarter of 2026, reflecting our expectation that mitigation efforts will largely offset the impact of rising memory costs, with the greater benefit accruing to our Enterprise business. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Research and development	$21,665	18.3%	$18,309

Research and development expenses increased for the three months ended March 29, 2026, compared to the prior year period, primarily driven by higher personnel-related expenditures of $2.1 million, mainly due to higher headcount in support of our Enterprise business, with an emphasis on insourcing software development, and higher IT and facility allocations of $0.9 million.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses in absolute dollar amount in the second fiscal quarter of 2026 to be in line with or slightly above the first fiscal quarter of 2026 level. We continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 7, eSIM and future technologies. We anticipate that our research and development efforts will increasingly focus on software, security, and capabilities that support subscription-based services and margin improvement. We also expect that our Enterprise segment will receive most of our incremental investments for 2026 with a focus on in-sourcing our software capabilities, building on our acquisitions of VAAG Systems and Exium completed in the prior year, and expanding our product portfolio to grow our share in the sizable AV and enterprise WiFi markets. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Sales and marketing	$31,670	12.9%	$28,041

Sales and marketing expenses increased for the three months ended March 29, 2026, compared to the prior year period, primarily driven by higher personnel-related expenditures of $2.9 million, mainly due to higher headcount, reflecting investments to expand our go-to-market capabilities in support of our Enterprise business, and higher outside professional service fees of $0.7 million.

We expect sales and marketing expenses in absolute dollar amount in the second fiscal quarter of 2026 to be in line with the first fiscal quarter of 2026 level. We expect most of our incremental investments in sales and marketing in 2026 will be related to go-to-market capabilities of our product offerings in the Enterprise segment, partially offset by efficiencies in marketing on the Consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
General and administrative	$19,183	6.2%	$18,070

General and administrative expenses increased for the three months ended March 29, 2026, compared to the prior year period, primarily due to higher personnel-related expenditures of $1.2 million, mainly driven by stock-based compensation expense from our executive transition.

We expect general and administrative expenses in absolute dollar amount in the second fiscal quarter of 2026 to be in line with the first fiscal quarter of 2026 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation matters described in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future increases or decreases in general and administrative expenses are difficult to predict in absolute dollars due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, asserting and enforcing our intellectual property portfolio, acquisition related activities, and other factors.

Restructuring and Other Charges

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Restructuring and other charges	$4,876	2.8%	$4,742

Restructuring and other charges for the three months ended March 29, 2026 were essentially flat compared to the prior year period. Charges in the current year primarily reflect a new restructuring action initiated in the first quarter of 2026, with the resulting savings intended to be reinvested in our strategic priorities to support our ongoing transformation. For a detailed discussion of restructuring and other charges, refer to Note 14, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Other income, net	$1,581	(80.7)%	$8,171

The decrease in other income, net for the three months ended March 29, 2026, compared to the prior year period, was primarily due to $4.7 million of proceeds from the sale of patents recognized in the prior year period with no comparable amount in the current year, $1.3 million of lower interest income resulting from lower average cash and short-term investment balances, and $0.6 million of imputed interest expense recognized in the current year period related to an intangible asset acquisition.

Provision for Income Taxes

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Provision for income taxes	$1,029	(26.8%)	$1,406
Effective tax rate	(8.6)%		(30.4)%

The year-over-year change was primarily driven by increased losses in the United States and lower income in foreign jurisdictions during the first quarter of 2026 relative to the prior-year period.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information

As disclosed above, during 2025 we realigned our reportable segments, first separating the former Connected Home segment into Home Networking and Mobile effective in the first quarter of 2025, and then combining Home Networking and Mobile into a single Consumer segment and renaming our NETGEAR for Business segment to Enterprise beginning in the fourth quarter of 2025. As a result, we now operate and report in two segments: Enterprise and Consumer. Prior-period segment financial information has been recast to conform to the current presentation. Additional information on the realignment, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 12, Segment Information, and information on net revenue by product category can be found in Disaggregation of Revenue in Note 4, Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Enterprise Segment

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Net revenue	$83,802	5.8%	$79,191
Percentage of net revenue	52.8%		48.9%
Contribution income	$20,057	13.7%	$17,635
Contribution margin	23.9%		22.3%

Enterprise segment net revenue increased in the three months ended March 29, 2026, compared to the prior year period, primarily driven by continued strong demand for our Pro AV product line of managed switches, which experienced double-digit end-market sales growth in the Americas and EMEA regions, benefiting from higher average selling prices and increased unit volumes. Geographically, net revenue from our Enterprise segment increased in Americas and EMEA and slightly decreased in APAC.

Enterprise segment contribution income increased in the three months ended March 29, 2026, compared to the prior year period, primarily due to higher net revenue and higher gross margins, mainly driven by a higher mix of our Pro AV product line of managed switches, together with a continuing benefit from a perpetual software license acquired in the fourth quarter of fiscal 2025. These increases were partially offset by higher operating expenses, primarily driven by increased headcount and related investments as we continue to focus on and shift resources toward growing our Enterprise business.

Consumer Segment

	Three Months Ended
(In thousands, except percentage data)	March 29, 2026	% Change	March 30, 2025
Net revenue	$75,017	(9.5)%	$82,869
Percentage of net revenue	47.2%		51.2%
Contribution loss	$(126)	**	$(1,465)
Contribution margin	(0.2)%		(1.8)%

** Percentage change not meaningful.

Consumer segment net revenue decreased in the three months ended March 29, 2026, compared to the prior year period. The decrease in Consumer net revenue reflected a 31.9% decline in sales of our service provider and related products, consistent with our strategy of harvesting this business. It also reflected continued softness in the broader home networking retail market, attributable in part to electronics pricing pressures from rising memory costs. These declines were partially offset by growth in our core consumer business, including our premium WiFi 7 portfolio. Geographically, Consumer segment net revenue declined in Americas and APAC and slightly increased in EMEA. Given the rising cost of memory and related components, we are prioritizing gross profit over revenue growth in our Consumer business.

Consumer segment contribution loss decreased in the three months ended March 29, 2026, compared to the prior year period. The improvement was primarily driven by higher gross margins, which benefited from a more favorable product mix of WiFi 7 products, and lower sales returns.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of March 29, 2026, we had cash, cash equivalents and short-term investments of $296.5 million, a decrease of $26.5 million from December 31, 2025.

As of March 29, 2026, approximately 30% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Three Months Ended
(In thousands)	March 29, 2026	March 30, 2025
Cash provided by (used in) operating activities	$1,644	$(8,744)
Cash used in investing activities	(3,974)	(1,260)
Cash used in financing activities	(24,100)	(6,624)
Net cash decrease	$(26,430)	$(16,628)

Operating activities

Net cash provided by operating activities was $1.6 million for the three months ended March 29, 2026, compared to $8.7 million used in the prior year period, primarily reflecting favorable working capital movements in the current period. Accounts receivable increased slightly from $142.0 million as of December 31, 2025 to $142.2 million as of March 29, 2026. Our inventory decreased from $176.5 million as of December 31, 2025 to $169.3 million as of March 29, 2026, mainly due to the timing of purchases. Accounts payable (excluding payables related to property and equipment) increased from $41.6 million as of December 31, 2025 to $42.7 million as of March 29, 2026, primarily due to the timing of inventory receipts and supplier payments.

Investing activities

Net cash used in investing activities increased by $2.7 million for the three months ended March 29, 2026, compared to the prior year period, primarily due to higher payments for property and equipment.

Financing activities

Net cash used in financing activities increased by $17.5 million for the three months ended March 29, 2026, compared to the prior year period, primarily due to $12.0 million of higher repurchases of our common stock, the absence of $4.6 million of proceeds from the exercise of stock options that were received in the prior year period, and $2.5 million of principal payments on the deferred purchase price of an intangible asset acquisition in the fourth fiscal quarter of 2025, partially offset by $1.1 million of lower payments for restricted stock unit tax withholdings.

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

Stock Repurchases and Restricted Stock Unit Withholdings

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. As of March 29, 2026, approximately 559,000 shares remained authorized for repurchase under the repurchase program. On April 22, 2026, our Board of Directors authorized an incremental $75.0 million for repurchases of our common stock under the existing repurchase program. We repurchased, retired and reported, based on trade date, approximately 0.9 million and 0.3 million shares of common stock, at a cost of approximately $20.0 million and $7.5 million under the repurchase authorization during the three months ended March 29, 2026 and March 30, 2025, respectively. We also withheld and reported, based on trade date, approximately 193,000 shares and 186,000 shares of common stock, at a cost of approximately $4.0 million and $5.1 million during the three months ended March 29, 2026 and March 30, 2025, respectively, to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of March 29, 2026, from those as of December 31, 2025, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

We are exposed to lengthening lead times and increasing costs on various components, certain of which are non-cancelable regardless of lead time, and as a result the Company has issued purchase orders to supply chain partners beyond contractual termination periods. As of March 29, 2026, we had $62.9 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $55.3 million as of December 31, 2025. As of March 29, 2026, $224.7 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the three months ended March 29, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under Part I, Item 1A “Risk Factors” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 13, 2026.

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

*Changes in trade policy and regulation in the United States and other countries, including but not limited to the imposition of tariffs, may adversely impact our business, results of operations and financial condition.

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

In March 2026, the U.S. Federal Communications Commission issued regulations adding foreign-produced consumer routers to its Covered List, and in April 2026 we were granted conditional approval allowing us to continue to launch new consumer router models and provide software updates to existing products while the designation is maintained. Such conditional approval requires us to comply with applicable regulations, and such compliance may impose additional costs which could impact our profitability.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 35% of overall net revenue in the first fiscal quarter of fiscal 2026 and 34% of overall net revenue in fiscal 2025. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

*Changes in applicable direct or indirect tax laws, and failure to comply with the same, or exposure to additional income tax liabilities, could result in liability and/or affect our future profitability.

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

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. We have been in litigation with the ITA for the 2004 through 2012 years. This litigation was appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court was held on March 6, 2024. Decisions were issued in the Company’s favor for the 2007 through 2012 tax years. In the fourth quarter of 2025, the Italian Tax Court upheld the Company’s appeal with respect to the 2004 through 2006 tax years and annulled the related ITA tax assessments. On March 24, 2026, the Italian Revenue Agency filed an appeal before the Italian Supreme Court challenging the favorable decisions issued by the Second Level Tax Court of Milan with respect to the 2004, 2005, and 2006 tax years. If we are unsuccessful in defending our tax positions for the remaining years, our profitability will be reduced.

We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. The Company was recently notified that the Internal Revenue Service has commenced an examination of the 2023 tax year. The examination is in its preliminary stages, and the Company is unable to predict the outcome or estimate the range of any potential adjustment at this time. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 - January 25, 2026	—	$—	—	1,487,879
January 26, 2026 - February 22, 2026	—	$—	—	1,487,879
February 23, 2026 - March 29, 2026	928,778	$21.53	928,778	559,101
Total	928,778	$21.53	928,778

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. On April 22, 2026, our Board of Directors authorized an incremental $75.0 million for repurchases of our common stock under the existing repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

During the three months ended March 29, 2026, our Board of Directors and officers (as defined in Rule 16a-1(f)) under the Exchange Act adopted or terminated the contracts, instructions or written plans for the purchase or sale of the Company’s securities set forth in the table below.

Type of Trading Arrangement
Name and Title	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Laura Durr, Director	Adopted	2/11/2026	Yes		The lesser of a) a total of 3,000 shares (across both batches) or b) 100% of the net shares resulting from the vesting of 6,761 (gross) restricted stock units.	N/A	6/30/2026

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

Date: May 1, 2026