Form 10-Q
period 2026-06-28
NETGEAR, INC.
filed 2026-08-06
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 28, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 27,179,021 as of July 30, 2026.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 28, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$174,298	$209,904
Short-term investments	93,581	113,132
Accounts receivable, net of allowance for doubtful accounts of $455 as of June 28, 2026 and $466 as of December 31, 2025	152,820	142,045
Inventories	174,933	176,456
Prepaid expenses and other current assets	38,031	31,745
Total current assets	633,663	673,282
Property and equipment, net	25,378	26,001
Operating lease right-of-use assets	32,149	36,715
Intangible assets, net	35,643	38,480
Goodwill	45,022	45,022
Other non-current assets	16,847	16,771
Total assets	$788,702	$836,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,036	$43,749
Accrued employee compensation	25,671	34,731
Other accrued liabilities	149,189	144,028
Deferred revenue	25,458	26,904
Income taxes payable	1,042	809
Total current liabilities	255,396	250,221
Non-current income taxes payable	6,707	7,176
Non-current operating lease liabilities	35,506	41,016
Other non-current liabilities	34,668	40,035
Total liabilities	332,277	338,448
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 27,142,599 as of June 28, 2026 and 27,943,198 as of December 31, 2025	27	28
Additional paid-in capital	1,057,325	1,036,545
Accumulated other comprehensive income (loss)	(32)	196
Accumulated deficit	(600,895)	(538,946)
Total stockholders’ equity	456,425	497,823
Total liabilities and stockholders’ equity	$788,702	$836,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net revenue	$168,562	$170,532	$327,381	$332,592
Cost of revenue	100,776	106,554	195,293	212,288
Gross profit	67,786	63,978	132,088	120,304
Operating expenses:
Research and development	22,332	20,845	43,997	39,154
Sales and marketing	33,310	31,053	64,980	59,094
General and administrative	19,804	20,683	38,987	38,753
Litigation reserves, net	(1)	75	499	38
Restructuring and other charges	782	862	5,658	5,604
Total operating expenses	76,227	73,518	154,121	142,643
Loss from operations	(8,441)	(9,540)	(22,033)	(22,339)
Other income, net	1,701	3,976	3,282	12,147
Loss before income taxes	(6,740)	(5,564)	(18,751)	(10,192)
Provision for income taxes	513	864	1,542	2,270
Net loss	$(7,253)	$(6,428)	$(20,293)	$(12,462)

Net loss per share
Basic	$(0.27)	$(0.22)	$(0.74)	$(0.43)
Diluted	$(0.27)	$(0.22)	$(0.74)	$(0.43)
Weighted average shares used to compute net loss per share:
Basic	27,041	28,911	27,502	28,815
Diluted	27,041	28,911	27,502	28,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Six Months Ended
	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Net income (loss)	$(7,253)	$(6,428)	$(20,293)	$(12,462)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	50	115	15	(165)
Change in unrealized gains and losses on available-for-sale investments	(49)	(56)	(244)	(134)
Other comprehensive income (loss), before tax	1	59	(229)	(299)
Tax benefit (provision) related to derivatives	(5)	(11)	1	24
Other comprehensive loss, net of tax	(4)	48	(228)	(275)
Comprehensive loss	$(7,257)	$(6,380)	$(20,521)	$(12,737)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2025	27,943	$28	$1,036,545	$196	$(538,946)	$497,823
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(195)	—	(195)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(13,040)	(13,040)
Stock-based compensation	—	—	8,205	—	—	8,205
Repurchase of common stock, including excise tax	(929)	(1)	—	—	(20,135)	(20,136)
Restricted stock unit withholdings	(193)	—	—	—	(4,028)	(4,028)
Issuance of common stock under stock-based compensation plans	522	—	2,555	—	—	2,555
Balance as of March 29, 2026	27,343	27	1,047,305	(28)	(576,149)	471,155
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(49)	—	(49)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	45	—	45
Net loss	—	—	—	—	(7,253)	(7,253)
Stock-based compensation	—	—	10,020	—	—	10,020
Repurchase of common stock, including excise tax	(559)	—	—	—	(12,919)	(12,919)
Restricted stock unit withholdings	(183)	—	—	—	(4,574)	(4,574)
Issuance of common stock under stock-based compensation plans	541	—	—	—	—	—
Balance as of June 28, 2026	27,142	$27	$1,057,325	$(32)	$(600,895)	$456,425

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(78)	—	(78)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(6,034)	(6,034)
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock, including excise tax	(254)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(186)	—	—	—	(5,141)	(5,141)
Issuance of common stock under stock-based compensation plans	722	—	6,679	—	—	6,679
Balance as of March 30, 2025	28,782	29	1,010,087	(82)	(475,791)	534,243
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(56)	—	(56)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(6,428)	(6,428)
Stock-based compensation	—	—	6,675	—	—	6,675
Repurchase of common stock, including excise tax	(258)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(184)	—	—	—	(4,556)	(4,556)
Issuance of common stock under stock-based compensation plans	653	—	676	—	—	676
Balance as of June 29, 2025	28,993	$29	$1,017,438	$(34)	$(494,275)	$523,158

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended
	June 28, 2026	June 29, 2025
Cash flows from operating activities:
Net loss	$(20,293)	$(12,462)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,223	3,291
Stock-based compensation	18,225	12,171
Accretion of discounts and imputed interests, net	1,326	(783)
Deferred income taxes	174	(99)
Provision for excess and obsolete inventory	3,606	2,179
Other	10	(212)
Changes in assets and liabilities:
Accounts receivable, net	(10,775)	11,339
Inventories	(2,083)	3,055
Prepaid expenses and other assets	(7,026)	(2,173)
Accounts payable	10,683	273
Accrued employee compensation	(9,059)	3,939
Other accrued liabilities	1,366	(19,802)
Deferred revenue	(1,661)	(1,583)
Income taxes payable	(236)	(9,660)
Net cash used in operating activities	(8,520)	(10,527)
Cash flows from investing activities:
Purchases of short-term investments	(40,197)	(59,683)
Proceeds from maturities of short-term investments	60,000	60,000
Purchases of property and equipment	(5,276)	(4,927)
Payments made in connection with business acquisitions, net of cash acquired	—	(12,185)
Purchases of long-term investments	(60)	(105)
Net cash provided by (used in) investing activities	14,467	(16,900)
Cash flows from financing activities:
Repurchases of common stock, including excise tax	(33,033)	(15,662)
Restricted stock unit withholdings	(8,602)	(9,697)
Proceeds from exercise of stock options	—	5,266
Proceeds from issuance of common stock under employee stock purchase plan	2,555	2,089
Principal payments on deferred purchase price of intangible asset acquisition	(2,475)	—
Net cash used in financing activities	(41,555)	(18,004)
Net decrease in cash and cash equivalents and restricted cash	(35,608)	(45,431)
Cash and cash equivalents and restricted cash, at beginning of period	212,006	288,551
Cash and cash equivalents and restricted cash, at end of period	$176,398	$243,120
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$174,298	$241,020
Restricted cash included within other non-current assets at end of period	2,100	2,100
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$176,398	$243,120

Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$628	$2,863

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

The accompanying unaudited condensed consolidated financial statements include the accounts of NETGEAR, Inc. and its wholly owned subsidiaries. They have been prepared in accordance with established guidelines for interim financial reporting and the instructions of Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. The balance sheet dated December 31, 2025, has been derived from audited financial statements at such date. These unaudited condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K. In the opinion of management, the unaudited condensed consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly state the Company's financial position, results of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. These unaudited condensed consolidated financial statements should be read in conjunction with the notes to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Annual Report”).

The Company’s fiscal year begins on January 1 of the year stated and ends on December 31 of the same year. The Company reports its results on a fiscal quarter basis rather than on a calendar quarter basis. Under the fiscal quarter basis, each of the first three fiscal quarters ends on the Sunday closest to the calendar quarter end, with the fourth quarter ending on December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and six months ended June 28, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future period.

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”, which amends existing hedge accounting guidance to better align financial reporting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2027 on a prospective basis. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial statement disclosures.

In May 2026, the FASB issued ASU 2026-02, "Environmental Credits and Environmental Credit Obligations (Topic 818)," which establishes guidance for the recognition, measurement, presentation and disclosure of environmental credits and environmental credit obligations. ASU 2026-02 is effective for the Company for its fiscal year and all interim periods beginning January 1, 2028. Early adoption is permitted. The Company is evaluating the impact that the updated standard will have on its financial position, results of operations, cash flows and financial statement disclosures.

With the exception of the new standards discussed above, there have been no other new accounting pronouncements that have significance, or potential significance, to the Company’s financial position, results of operations and cash flows.

Note 3. Business Acquisition

On June 16, 2025, the Company acquired Exium Inc. (“Exium”), a cybersecurity company focused on Secure Access Service Edge (SASE) platforms, for total purchase consideration of $12.6 million. The acquisition was accounted for using the

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

acquisition method, with $8.7 million allocated to goodwill (within the Enterprise segment) and $4.3 million to intangible assets, of which $4.2 million related to developed technology.

Note 4. Revenue

Revenue from contracts with customers is recognized when control of the promised goods or services is transferred to the customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services.

Transaction Price Allocated to the Remaining Performance Obligations

Remaining performance obligations represent the transaction price allocated to performance obligations that are unsatisfied or partially unsatisfied as of the end of the reporting period. Unsatisfied and partially unsatisfied performance obligations consist of contract liabilities, in-transit orders with destination terms, and non-cancelable backlog. Non-cancelable backlog includes goods for which customer purchase orders have been accepted, that are scheduled or in the process of being scheduled for shipment, and that are not yet invoiced.

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 28, 2026:

(In thousands)	Less than 1 year	1 to 2 years	Beyond 2 years	Total
Performance obligations	$59,557	$2,320	$1,767	$63,644

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	June 28, 2026	December 31, 2025
Accounts receivable, net	Accounts receivable, net	$152,820	$142,045
Contract liabilities – current	Deferred revenue	$25,458	$26,904
Contract liabilities – non-current	Other non-current liabilities	$3,990	$4,206

The difference in the balances of the Company’s contract assets and liabilities as of June 28, 2026 and December 31, 2025, primarily results from the timing difference between the Company’s performance and the customer’s payment. During the six months ended June 28, 2026, $22.7 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $24.4 million of revenue was recognized for the satisfaction of performance obligations and $21.5 million of this recognized revenue was included in the contract liability balance at the beginning of the period. During the six months ended June 29, 2025, $23.5 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $25.0 million of revenue was recognized for the satisfaction of performance obligations and $20.0 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

There were no significant changes in estimates during the period that would affect the contract balances.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Disaggregation of Revenue

In the following tables, net revenue is disaggregated by geographic region and by product category, distinguishing the Company’s service provider and related products from its other products. The Company conducts business across three geographic regions: Americas; Europe, Middle East and Africa (“EMEA”); and Asia Pacific (“APAC”). The tables also include reconciliations of the disaggregated revenue by reportable segment. As disclosed above, effective in the fourth quarter of 2025, the Company operates and reports in two segments: Enterprise (formerly NETGEAR for Business), and Consumer (comprising the former Home Networking and Mobile segments). Prior-period segment information has been recast to conform to the current presentation. Sales and usage-based taxes are excluded from net revenue.

	Three Months Ended
	June 28, 2026			June 29, 2025
(In thousands)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Geographic regions (1):
Americas	$47,831	$68,695	$116,526	$41,690	$74,589	$116,279
EMEA	29,418	7,005	36,423	26,948	7,427	34,375
APAC	11,705	3,908	15,613	13,983	5,895	19,878
Total	$88,954	$79,608	$168,562	$82,621	$87,911	$170,532
Product categories:
Service provider and related products (2)	$138	$23,777	$23,915	$238	$27,218	$27,456
Non-service provider	88,816	55,831	144,647	82,383	60,693	143,076
Total	$88,954	$79,608	$168,562	$82,621	$87,911	$170,532

	Six Months Ended
	June 28, 2026			June 29, 2025
(In thousands)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Geographic regions (1):
Americas	$92,569	$129,820	$222,389	$82,171	$141,869	$224,040
EMEA	54,531	15,367	69,898	51,287	15,217	66,504
APAC	25,656	9,438	35,094	28,354	13,694	42,048
Total	$172,756	$154,625	$327,381	$161,812	$170,780	$332,592
Product categories:
Service provider and related products (2)	$329	$44,009	$44,338	$508	$56,925	$57,433
Non-service provider	172,427	110,616	283,043	161,304	113,855	275,159
Total	$172,756	$154,625	$327,381	$161,812	$170,780	$332,592

_____________________________

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

(2) Service provider and related products net revenue in Consumer Segment included cable net revenue sold through retail. Prior-period amounts have been recast to conform to the current-period presentation.

Note 5. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of June 28, 2026 and December 31, 2025, were as follows:

	June 28, 2026
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$90,182	$-	$(83)	$90,099
Total	$90,182	$-	$(83)	$90,099

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$110,048	$162	$—	$110,210
Total	$110,048	$162	$—	$110,210

The contractual maturities on the U.S. treasury securities as of June 28, 2026 are all due within one year. Accrued interest receivable as of June 28, 2026 was $1.2 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of June 28, 2026 and December 31, 2025.

In the three and six months ended June 28, 2026 and June 29, 2025, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments for these securities during the three and six months ended June 28, 2026 and June 29, 2025. Refer to Note 13, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	June 28, 2026	December 31, 2025
Raw materials	$10,297	$8,828
Finished goods	164,636	167,628
Total	$174,933	$176,456

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $1.7 million and $3.6 million for the three and six months ended June 28, 2026, respectively, and $0.8 million and $2.2 million for the three and six months ended June 29, 2025, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is a risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	June 28, 2026	December 31, 2025
Machinery and equipment	$56,188	$54,007
Furniture and fixtures	3,647	3,482
Leasehold improvements	21,760	21,475
Software	21,909	21,642
Computer equipment	3,719	3,370
Total property and equipment, gross	107,223	103,976
Accumulated depreciation	(81,845)	(77,975)
Total	$25,378	$26,001

Intangible Assets, net

	June 28, 2026				December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Technology	$39,594	$(3,996)	$—	$35,598	$39,594	$(1,166)	$—	$38,428
Other	60	(15)	—	45	60	(8)	—	52
Total	$39,654	$(4,011)	$—	$35,643	$39,654	$(1,174)	$—	$38,480

In the fourth fiscal quarter of 2025, the Company acquired a perpetual software license related to its managed switch products, which is included within Technology intangible assets. The license is accounted for as a finite-lived intangible asset and is amortized on a straight-line basis over its estimated useful life of seven years. The gross carrying amount of the software

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

license intangible asset of $35.4 million includes the present value of fixed deferred payments, the present value of contingent consideration when probable and reasonably estimable, and amount recognized upon the extinguishments of an accrued liability. No adjustments to the gross carrying amount of the software license intangible asset were recorded during the three and six months ended June 28, 2026. Increases in intangible assets not related to the aforementioned software license pertain to the Exium business acquisition. Refer to Note 3, Business Acquisition, for additional details.

Amortization of the intangible assets for the three and six months ended June 28, 2026 was $1.4 million and $2.8 million, respectively, and was not material for the three and six months ended June 29, 2025. The weighted remaining useful life of the intangible assets was approximately 6.3 years as of June 28, 2026.

Other non-current assets

(In thousands)	June 28, 2026	December 31, 2025
Non-current deferred income taxes	$2,212	$2,386
Long-term investments	8,782	8,732
Restricted cash	2,100	2,102
Other	3,753	3,551
Total	$16,847	$16,771

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of June 28, 2026 and June 29, 2025, respectively. For such equity investments without readily determinable fair value still held at June 28, 2026, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes were $0.3 million. Investments in limited partnership funds amounted to $2.7 million as of June 28, 2026, $2.6 million as of June 29, 2025 and December 31, 2025, and $2.3 million as of December 31, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other current accrued liabilities

(In thousands)	June 28, 2026	December 31, 2025
Current operating lease liabilities	$10,306	$9,933
Sales and marketing	67,259	61,144
Warranty obligations	5,286	5,928
Sales returns(1)	20,605	24,435
Freight and duty	4,269	4,518
Current deferred consideration(2)	9,683	8,355
Other	31,781	29,715
Total	$149,189	$144,028

(1)
Inventory expected to be received from future sales returns amounted to $9.1 million and $10.8 million as of June 28, 2026 and December 31, 2025, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $7.2 million and $7.9 million as of June 28, 2026 and December 31, 2025, respectively.
(2)
The balance represented current deferred consideration related to the acquisition of a perpetual software license. Refer to “Intangible Assets, net” above for additional information.

Other non-current accrued liabilities

(In thousands)	June 28, 2026	December 31, 2025
Non-current deferred consideration(1)	$29,904	$34,921
Non-current deferred revenue	3,990	4,206
Other	774	908
Total	$34,668	$40,035

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

The Company typically executes ten cash flow hedges per quarter with maturities under six months and with an average USD notional amount of approximately $4.3 million that are designated as cash flow hedges.

The Company enters into non-designated hedges that are generally expected to offset the changes in value of its net non-functional currency asset and liability position resulting from foreign exchange rate fluctuations. The Company adjusts its non-designated hedges monthly and typically executes about thirteen non-designated forwards per quarter with maturities less than three months and an average USD notional amount of approximately $2.8 million.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	June 28, 2026	December 31, 2025	Location	June 28, 2026	December 31, 2025
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$749	$315	Other accrued liabilities	$256	$699
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	61	—	Other accrued liabilities	3	30
Total		$810	$315		$259	$729

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Numerator:
Net loss	$(7,253)	$(6,428)	$(20,293)	$(12,462)

Denominator:
Weighted average common shares – basic	27,041	28,911	27,502	28,815
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares – dilutive	27,041	28,911	27,502	28,815

Basic net loss per share	$(0.27)	$(0.22)	$(0.74)	$(0.43)
Diluted net loss per share	$(0.27)	$(0.22)	$(0.74)	$(0.43)

Anti-dilutive employee stock-based awards, excluded	829	331	695	362

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 8. Income Taxes

The income tax provision for the three and six months ended June 28, 2026 was $0.5 million, or an effective tax rate of (7.6)%, and $1.5 million, or an effective tax rate of (8.2)%, respectively. The income tax provision for the three and six months ended June 29, 2025 was $0.9 million, or an effective tax rate of (15.5)%, and $2.3 million, or an effective tax rate of (22.3)%, respectively. The decreases in income tax expense for the three and six months ended June 28, 2026, compared with the prior-year periods, were primarily attributable to lower income in foreign jurisdictions. During the second fiscal quarter of 2026, the Company also recorded a discrete tax benefit related to the completion of its fiscal 2024 Pillar Two filings. Because the Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets, no tax benefit is recognized on forecasted U.S. tax and its income tax expense continues to be driven primarily by earnings in foreign jurisdictions. The prior-year periods also reflected tax effects associated with the deferred tax liability established for intangible assets recognized in connection with the Exium acquisition.

The Company is under examination in various U.S. and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as a long-term liability, as payments cannot be anticipated over the next twelve months. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $1.2 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

The Company maintains a full valuation allowance on its U.S. federal and state net deferred tax assets, initially established in the fourth quarter of fiscal 2023. Based on an evaluation of current results as of June 28, 2026 and expectations for the remainder of the year, the Company determined that it continues to not be more likely than not that these deferred tax assets would be realized. Accordingly, no benefit has been recorded for the forecasted U.S. tax loss for the three months ended June 28, 2026. The Company will continue to assess the realizability of its deferred tax assets each reporting period and will adjust the valuation allowance as warranted.

Note 9. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. The Company is exposed to lengthening lead times and increasing costs on various components, certain of which are non-cancelable regardless of lead time, and as a result the Company has issued purchase orders to supply chain partners beyond contractual termination periods. As of June 28, 2026, the Company had approximately $67.9 million, as compared to $55.3 million as of December 31, 2025, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. As of June 28, 2026, $231.8 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability, which was $1.9 million as of June 28, 2026 and $0.8 million as of December 31, 2025, was included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, were $1.3 million for the three and six months ended June 28, 2026, substantially all of which were incurred in the second fiscal quarter, and $0.2 million and $0.3 million for the three and six months ended June 29, 2025, respectively.

Non-Trade Commitments

As of June 28, 2026, the Company had non-cancelable purchase commitments of $7.4 million pertaining to non-trade activities.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Warranty Obligations

Changes in the Company’s warranty obligations, which is included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Balance as of beginning of the period	$5,797	$5,307	$5,928	$5,192
Provision for warranty liability made	761	1,422	1,930	2,676
Settlements made	(1,272)	(1,164)	(2,572)	(2,303)
Balance as of the end of the period	$5,286	$5,565	$5,286	$5,565

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

Note 10. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. During the six months ended June 28, 2026 and June 29, 2025, the Company repurchased, retired and reported, based on trade date, approximately 1.5 million and 0.5 million shares of common stock, at a cost of approximately $32.9 million and $15.0 million, respectively. On April 22, 2026, the Company’s Board of Directors authorized an incremental $75.0 million for repurchases of the Company’s common stock under the existing repurchase program. As of June 28, 2026, approximately $75.0 million remained authorized for repurchase under the repurchase program.

The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Restricted Stock Unit Withholdings

The Company withholds shares of its common stock to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving RSUs. The Company withheld and reported, based on trade date, approximately 376,000 shares and 370,000 shares of common stock, at a cost of approximately $8.6 million and $9.7 million, during the six months ended June 28, 2026 and June 29, 2025, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2025	$160	$39	$(3)	$196
Other comprehensive income (loss) before reclassifications	(244)	(131)	32	(343)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(146)	31	(115)
Net current period other comprehensive income (loss)	(244)	15	1	(228)
Balance as of June 28, 2026	$(84)	$54	$(2)	$(32)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2024	$169	$79	$(7)	$241
Other comprehensive income (loss) before reclassifications	(134)	(985)	196	(923)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(820)	172	(648)
Net current period other comprehensive income (loss)	(134)	(165)	24	(275)
Balance as of June 29, 2025	$35	$(86)	$17	$(34)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(95)	$(542)	$(225)	$(1,064)
Cost of revenue	1	3	2	3
Research and development	—	20	14	52
Sales and marketing	22	71	46	150
General and administrative	6	10	17	39
Total before tax	(66)	(438)	(146)	(820)
Tax impact	14	92	31	172
Total, net of tax	$(52)	$(346)	$(115)	$(648)

Note 11. Employee Benefit Plans

2025 Equity Incentive Plan

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The 2025 Equity Incentive Plan (the “2025 Plan”), adopted by the Board of Directors in April 2025 and approved by stockholders on May 29, 2025, provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to eligible directors, employees and consultants. The maximum aggregate number of shares issuable under the 2025 Plan is 750,000, plus shares that remained available under the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2025 Plan’s effective date and shares subject to 2016 Plan awards that subsequently expire, are forfeited, or are repurchased by the Company. As of June 28, 2026, approximately 1.3 million shares were reserved and available for future grants under the 2025 Plan.

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

2016 Equity Incentive Plan

Upon effectiveness of the 2025 Plan in May 2025, the 2016 Plan was superseded with respect to new equity award grants. Outstanding awards under the 2016 Plan remain outstanding and continue to be governed by its terms.

2024 Inducement Plan

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of June 28, 2026, approximately 0.2 million shares were reserved for future grants under the 2024 Inducement Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months. As of June 28, 2026, approximately 1.6 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2025	101	$33.24
Exercised	—	$—
Expired	—	$—
Outstanding as of June 28, 2026	101	$33.24	1.43

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	2,294	$22.27
Granted	886	$23.63
Vested	(763)	$21.57
Cancelled	(102)	$21.22
Outstanding as of June 28, 2026	2,315	$23.07

Performance-Based RSU Activity

The Company granted performance-based restricted stock units (“PSUs”) under the 2016 Plan, 2024 Inducement Plan and 2025 Plan to its executives with vesting generally occurring at the end of a three-year period if performance conditions are met. The number of PSUs earned and eligible to vest are determined based on achievement of the pre-determined performance or market conditions and the recipients’ continued service with the Company. The number of PSUs to vest could range from 0% to up to 200% of the target shares granted. For PSUs with a performance condition, at the end of each reporting period, the Company evaluates the probability of achieving the performance conditions and records the related stock-based compensation expense based on performance to date over the service period. The stock-based compensation expense relating to PSUs with a market condition is recognized ratably from the service inception date to the vesting date.

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	805	$33.64
Granted	277	$39.60
Vested	(163)	$20.51
Cancelled	(25)	$38.26
Outstanding as of June 28, 2026	894	$37.75

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
Cost of revenue	$616	$456	$1,117	$878
Research and development	1,557	1,000	2,660	1,592
Sales and marketing	2,712	1,816	4,977	3,129
General and administrative	5,135	3,403	9,471	6,572
Total	$10,020	$6,675	$18,225	$12,171

As of June 28, 2026, $69.2 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) expected to be recognized over a weighted-average period of 1.9 years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	June 28, 2026			June 29, 2025
(In thousands, except percentage data)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Net revenue	$88,954	$79,608	$168,562	$82,621	$87,911	$170,532
Segment cost of revenue	40,854	57,890		44,036	62,062
Segment gross profit	48,100	21,718	69,818	38,585	25,849	$64,434
Segment gross margin	54.1%	27.3%		46.7%	29.4%
Reconciliation of gross profit
Amortization of intangible assets			(1,416)			-
Stock-based compensation expense			(616)			(456)
Total Consolidated gross profit			$67,786			$63,978
Segment operating expenses	25,050	23,452		22,623	22,562
Contribution income (loss)	23,050	(1,734)	21,316	15,962	3,287	$19,249
Contribution margin	25.9%	(2.2)%		19.3%	3.7%
Corporate and unallocated costs			(17,294)			(20,472)
Amortization of intangible assets			(1,418)			—
Stock-based compensation expense			(10,020)			(6,675)
Acquisition related expenses			(244)			(705)
Restructuring and other charges			(782)			(862)
Litigation reserves, net			1			(75)
Other income, net (1)			1,701			3,976
Income (loss) before income taxes			$(6,740)			$(5,564)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Six Months Ended
	June 28, 2026			June 29, 2025
(In thousands, except percentage data)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Net revenue	$172,756	$154,625	$327,381	$161,812	$170,780	$332,592
Segment cost of revenue	80,512	110,830		86,566	124,844
Segment gross profit*	92,244	43,795	136,039	75,246	45,936	121,182
Segment Gross margin	53.4%	28.3%		46.5%	26.9%
Reconciliation of gross profit
Amortization of intangible assets			(2,834)			-
Stock-based compensation expense			(1,117)			(878)
Total Consolidated gross profit			$132,088			$120,304
Segment operating expenses	49,137	45,655		41,649	44,114
Contribution income (loss)	43,107	(1,860)	41,247	33,597	1,822	35,419
Contribution margin	25.0%	(1.2)%		20.8%	1.1%
Corporate and unallocated costs			(35,573)			(39,240)
Amortization of intangible assets			(2,837)			—
Stock-based compensation expense			(18,225)			(12,171)
Acquisition related expenses			(488)			(705)
Restructuring and other charges			(5,658)			(5,604)
Litigation reserves, net			(499)			(38)
Other income, net (1)			3,282			12,147
Income (loss) before income taxes			$(18,751)			$(10,192)

(1)
Amounts included interest income of $1.7 million and $3.8 million for the three and six months ended June 28, 2026, respectively, and $3.1 million and $6.4 million for the three and six months ended June 29, 2025, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $0.4 million and $0.8 million for the three and six months ended June 28, 2026, respectively, and $(2.1) million and $(3.1) million for the three and six months ended June 29, 2025, respectively. For the three and six months ended June 28, 2026, the amount also included $0.6 million and $1.3 million, respectively, of imputed interest expense related to an intangible asset acquisition. For the three and six months ended June 29, 2025, the amount also included gain/(loss), net from foreign currency transactions of $2.4 million and $3.8 million, respectively, and proceeds of $4.7 million from a sale of patents for the six months ended June 29, 2025.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025	June 28, 2026	June 29, 2025
United States (U.S.)	$112,801	$112,762	$215,380	$216,801
Americas (excluding U.S.)	3,725	3,517	7,009	7,239
EMEA	36,423	34,375	69,898	66,504
APAC	15,613	19,878	35,094	42,048
Total net revenue (1)	$168,562	$170,532	$327,381	$332,592

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	June 28, 2026	December 31, 2025
United States (U.S.)	$38,832	$42,836
Americas (excluding U.S. )	4,064	4,594
EMEA	2,443	2,345
India	5,801	5,596
APAC (excluding India)	6,387	7,345
Total (1)	$57,527	$62,716

(1)
No individual country other than those presented above represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 13. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	June 28, 2026
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$70,333	$70,333	$—
Available-for-sale investments: U.S. treasury securities(1)	90,099	—	90,099
Trading securities: mutual funds(1)	3,482	3,482	—
Foreign currency forward contracts(2)	810	—	810
Total assets measured at fair value	$164,724	$73,815	$90,909
Liabilities:
Foreign currency forward contracts(3)	$259	$—	$259
Total liabilities measured at fair value	$259	$—	$259

	December 31, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$107,070	$107,070	$—
Available-for-sale investments: U.S. treasury securities(1)	110,210	—	110,210
Trading securities: mutual funds(1)	2,922	2,922	—
Foreign currency forward contracts(2)	315	—	315
Total assets measured at fair value	$220,517	$109,992	$110,525
Liabilities:
Foreign currency forward contracts(3)	$729	$—	$729
Total liabilities measured at fair value	$729	$—	$729

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

Restructuring and other charges recognized in the three and six months ended June 28, 2026 and June 29, 2025 were primarily for severance and other costs in relation to the reorganization of the business. Charges in the current year primarily reflected a new restructuring action initiated in the first quarter of 2026, with the resulting savings intended to be reinvested in the Company’s strategic priorities to support its ongoing transformation. This action consists of severance and related costs incurred in connection with the Company’s efforts to align its cost structure and organizational design, and does not represent a single, defined exit plan with a pre-established total cost. Accordingly, the Company evaluates the total expected costs and cumulative costs incurred to date on an aggregate basis. These costs are managed at the corporate level and are not allocated to, or evaluated by, reportable segment. Restructuring and other charges are presented as a separate line item within operating expenses in the unaudited condensed consolidated statements of operations. Additional costs to be incurred under this restructuring action initiated in the first fiscal quarter of 2026, subsequent to June 28, 2026, are not expected to be material. The vast majority of the liabilities as of June 28, 2026 are expected to be settled by the third fiscal quarter of 2026.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2025	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 28, 2026
Restructuring
Employee termination charges	$1,385	$5,623	$(5,669)	$156	$1,495
Lease contract termination and other charges	169	35	(2)	—	$202
Total Restructuring and other charges	$1,554	$5,658	$(5,671)	$156	$1,697

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2024	Additions	Cash Payments	Adjustments	Accrued Restructuring and Other Charges at June 29, 2025
Restructuring
Employee termination charges	$664	$5,531	$(4,783)	$20	$1,432
Lease contract termination and other charges	—	73	(10)	(35)	28
Total Restructuring and other charges	$664	$5,604	$(4,793)	$(15)	$1,460

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR’s reporting structure; NETGEAR’s belief of the principal competitive factors in the business, consumer, and service provider markets for networking products; expectations regarding transportation costs; expectations regarding product costs, including the impact of rising memory costs and our mitigation efforts on our gross margin; NETGEAR’s ability to continue launching new consumer router models and other new products, providing software updates to existing products, and maintain conditional approval from the Federal Communications Commission in connection with its Covered List designation of foreign-produced routers and additional costs incurred in connection with complying with applicable regulations; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including Enterprise and Consumer products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory levels, inventory management and inventory costs; expectations regarding research and development expenses, sales and marketing expenses and general and administrative expenses; expectations regarding expected tax rates or tax expenses and changes in legislation related to the taxation of business entities; expectations regarding the impact of acquisitions; expectations regarding our product portfolio, and expectations regarding NETGEAR’s subscription services and service revenue. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

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

Financial Overview

During the three months ended June 28, 2026, our net revenue decreased by $2.0 million, or 1.2%, compared to the prior year period, driven by an $8.3 million, or 9.4%, decrease in our Consumer segment, partially offset by a $6.3 million, or 7.7%, increase in our Enterprise segment. The decrease in Consumer net revenue was driven by lower sales of our service provider and related products, consistent with our strategy of harvesting this business, as well as by declines in our core consumer business attributable to continued softness in the broader home networking retail market, including electronics pricing pressures from rising memory costs. In light of these conditions, we have been prioritizing gross profit over revenue growth in our Consumer business. The increase in Enterprise net revenue was mainly attributable to continued strong demand for our Pro AV product line of managed switches, which experienced double-digit end-market sales growth in the Americas and EMEA regions, primarily driven by higher average selling prices. Gross margin improved by 270 basis points year-over-year to 40.2%, primarily driven by a higher revenue mix from our higher-margin Enterprise segment, partially offset by higher excess or obsolete inventory charges and higher product costs associated with memory chip price increases in our Consumer business. We recorded an operating loss of $8.4 million, an improvement compared to an operating loss of $9.5 million in the prior year period, as the gross margin improvement more than offset higher operating expenses, which were mainly driven by higher headcount and related investments as we continue to focus on and shift resources toward growing our Enterprise business.

Geographically, net revenue from our Enterprise segment increased in Americas and EMEA and decreased in APAC, while net revenue from our Consumer segment declined in Americas and APAC and was relatively flat in EMEA, during the three and six months ended June 28, 2026, compared to the prior year periods.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, elevated interest rates, foreign exchange rate fluctuations, particularly involving the U.S. dollar, and ongoing trade policy shifts, including tariffs related to the U.S. and key international countries as well as U.S. tariffs and intensified trade actions. Trade policy uncertainty, including recently announced and proposed U.S. tariff actions and the potential for further expanded or modified tariff regimes, continues to affect global commerce and supply chain planning, and could increase our product costs. Geopolitical tensions and episodic maritime security incidents, to the extent that they disrupt global shipping routes, along with evolving supply chain disruptions and volatile ocean freight spot rates, have added complexity to the global operating environment. We are exposed to lengthening lead times and increasing costs on various components, including a significant increase in memory prices, driven in part by industry demand related to AI data center deployments, which have created additional pressures within our supply chain and could adversely affect our product costs and gross margin. In light of this environment, we continue to invest in cybersecurity, product security, and sourcing to enhance the security of our products as well as our regulatory compliance readiness. The extent of impacts from these macroeconomic and geopolitical trends and from our ongoing investment and go-to-market initiatives on our operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. In addition, in March 2026, the Federal Communications Commission issued regulations adding foreign-produced routers to its Covered List, and in April 2026 we were granted conditional approval allowing us to continue to launch new consumer router models and provide software updates to existing products while the designation is maintained. The broader implications of the macroeconomic uncertainty, the evolving regulatory environment affecting our products, and any related disruptions to channel partners and freight remain unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, we expect end-user demand for our Pro AV product line of managed switches within the Enterprise segment to remain strong, and we have secured sufficient memory supply for substantially all of our 2026 production plans for this segment. We continue to have visibility into memory cost impacts for the balance of the year and have made significant progress in accessing supply directly from memory manufacturers. The memory cost challenge is expanding to other parts of the Bill of Materials (“BOM”), and we are also experiencing modest production delays given the tightening environment. We expect the impact of rising memory costs on our Enterprise business to remain nominal, given the relatively higher average selling prices and gross margins of these products and the benefit of our recent price increases. In our Consumer segment, while our broader product portfolio continues to address market needs, we expect rising memory costs to continue to adversely impact our business despite the mitigation efforts we have undertaken with our channel partners. As we manage through the current memory supply environment, we will continue to prioritize gross profit over revenue in this segment. For our service provider and related products, we remain focused on harvesting this business and expect revenue to decline compared to the prior year period. We are continuing to ramp our planned investments, with a focus on expanding our insourced software development capabilities and enhancing our go-to-market efforts, particularly in support of our Enterprise business. These investments support our strategy of differentiating our portfolio through software, services, and security offerings. Within our Consumer business, we are addressing key technology transitions, including WiFi 8, WiFi 7, WiFi 6E, WiFi 6, and 5G, through a good, better, best product strategy. We are also continuing to expand service offerings, strengthen direct-to-consumer capabilities, and introduce new products, to support the expansion of recurring non-device revenue streams over time.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Six Months Ended
(In thousands, except percentage data)	June 28, 2026		June 29, 2025		June 28, 2026		June 29, 2025
Net revenue	$168,562	100.0%	$170,532	100.0%	$327,381	100.0%	$332,592	100.0%
Cost of revenue	100,776	59.8%	106,554	62.5%	195,293	59.7%	212,288	63.8%
Gross profit	67,786	40.2%	63,978	37.5%	132,088	40.3%	120,304	36.2%
Operating expenses:
Research and development	22,332	13.2%	20,845	12.2%	43,997	13.4%	39,154	11.8%
Sales and marketing	33,310	19.8%	31,053	18.3%	64,980	19.8%	59,094	17.7%
General and administrative	19,804	11.7%	20,683	12.1%	38,987	11.9%	38,753	11.7%
Litigation reserves, net	(1)	(0.0)%	75	—%	499	0.2%	38	0.0%
Restructuring and other charges	782	0.5%	862	0.5%	5,658	1.7%	5,604	1.7%
Total operating expenses	76,227	45.2%	73,518	43.1%	154,121	47.0%	142,643	42.9%
Loss from operations	(8,441)	(5.0)%	(9,540)	(5.6)%	(22,033)	(6.7)%	(22,339)	(6.7)%
Other income, net	1,701	1.0%	3,976	2.3%	3,282	1.0%	12,147	3.6%
Loss before income taxes	(6,740)	(4.0)%	(5,564)	(3.3)%	(18,751)	(5.7)%	(10,192)	(3.1)%
Provision for income taxes	513	0.3%	864	0.5%	1,542	0.5%	2,270	0.6%
Net loss	$(7,253)	(4.3)%	$(6,428)	(3.8)%	$(20,293)	(6.2)%	$(12,462)	(3.7)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025

Americas	$116,526	0.2%	$116,279	$222,389	(0.7)%	$224,040
Percentage of net revenue	69.1%		68.1%	67.9%		67.4%
EMEA	$36,423	6.0%	$34,375	$69,898	5.1%	$66,504
Percentage of net revenue	21.6%		20.2%	21.4%		20.0%
APAC	$15,613	(21.5)%	$19,878	$35,094	(16.5)%	$42,048
Percentage of net revenue	9.3%		11.7%	10.7%		12.6%
Total net revenue	$168,562	(1.2)%	$170,532	$327,381	(1.6)%	$332,592

Americas

Net revenue in Americas was relatively flat for the three months ended June 28, 2026, and decreased slightly for the six months ended June 28, 2026, compared to the prior year periods. Consumer segment net revenue declined by $5.9 million and $12.0 million for the three- and six-month periods, respectively. The decreases in Consumer net revenue were driven by lower sales of our service provider and related products, consistent with our strategy of harvesting this business, as well as by declines in our core consumer business attributable to continued softness in the broader home networking retail market, including electronics pricing pressures from rising memory costs. The decreases were partially offset by increases in Enterprise segment net revenue of $6.1 million and $10.4 million for the three- and six-month periods, respectively, primarily attributable to our Pro AV product line of managed switches, driven mainly by higher average selling prices.

EMEA

Net revenue in EMEA increased for both the three and six months ended June 28, 2026, compared to the prior year periods, primarily driven by growth in our Enterprise segment of $2.5 million and $3.2 million, respectively, attributable to our Pro AV product line of managed switches, primarily driven by higher average selling prices. Consumer segment net revenue in EMEA was relatively flat for both the three and six months ended June 28, 2026, compared to the prior year periods.

APAC

Net revenue in APAC decreased for both the three and six months ended June 28, 2026, compared to the prior year periods, attributable to declines in both segments. For the three- and six-month periods, Consumer segment net revenue declined $2.0 million and $4.3 million, respectively, while Enterprise segment net revenue declined $2.3 million and $2.7 million, respectively. Within our Consumer segment, the decline for the six-month period was mainly attributable to lower sales of our service provider and related products, while lower sales in the retail channel drove the declines for both the three- and six-month periods. The Enterprise segment declines also reflect the transformation of our go-to-market approach currently underway in the region, which we do not expect to contribute to revenue growth in the near term.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Cost of revenue	$100,776	(5.4)%	$106,554	$195,293	(8.0)%	$212,288
Gross margin percentage	40.2%		37.5%	40.3%		36.2%

Our gross margin increased for both the three and six months ended June 28, 2026, compared to the prior year periods, primarily driven by a higher revenue mix from our higher-margin Enterprise segment, together with lower warranty costs for the six-month period, partially offset by higher excess or obsolete inventory charges in our Consumer business.

We expect our gross margin in the third fiscal quarter of 2026 to be modestly below the second fiscal quarter of 2026 level, as the impact of rising memory costs continues to increase. The memory cost challenge is expanding to other parts of the BOM, and we are also experiencing modest production delays given the tightening environment. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Research and development	$22,332	7.1%	$20,845	$43,997	12.4%	$39,154

Research and development expenses increased for both the three and six months ended June 28, 2026, compared to the prior year periods. These movements reflected, for the three and six months ended June 28, 2026, increases in personnel-related expenditures of $1.1 million and $3.2 million, respectively, primarily due to higher headcount in support of our Enterprise business, with an emphasis on insourcing software development, and increases in IT and facility allocations of $0.7 million and $1.6 million, respectively. Research and development headcount increased to 387 employees at June 28, 2026, compared to 280 employees at June 29, 2025.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses as a percentage of net revenue in the third fiscal quarter of 2026 to be in line with or slightly above the second fiscal quarter of 2026 level. We continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 8, WiFi 7, eSIM and future technologies. We anticipate that our research and development efforts will increasingly focus on software, security, and capabilities that support subscription-based services and margin improvement. We also expect that our Enterprise segment will receive most of our incremental investments for 2026 with a focus on in-sourcing our software capabilities, building on our prior-year establishment of an in-house research and development center in Chennai, India and acquisitions of Exium and the source code for our managed switches, and expanding our product portfolio to grow our share in the sizable AV and enterprise WiFi markets. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Sales and marketing	$33,310	7.3%	$31,053	64,980	10.0%	$59,094

Sales and marketing expenses increased for both the three and six months ended June 28, 2026, compared to the prior year periods. These movements primarily reflected, for the three and six months ended June 28, 2026, increased investment in sales resources of $2.4 million and $6.1 million, respectively, including headcount as well as outsourced arrangements, to expand our go-to-market capabilities in support of our Enterprise business.

We expect sales and marketing expenses as a percentage of revenue in the third fiscal quarter of 2026 to be in line with or slightly above the second fiscal quarter of 2026 level. We expect most of our incremental investments in sales and marketing in 2026 will be related to go-to-market capabilities of our product offerings in the Enterprise segment, partially offset by efficiencies in marketing on the Consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
General and administrative	$19,804	(4.2)%	$20,683	$38,987	0.6%	$38,753

General and administrative expenses decreased slightly for the three months ended June 28, 2026, but increased slightly for the six months ended June 28, 2026, compared to the prior year periods. The decrease for the three-month period was primarily due to lower legal and outside professional services and projects of $1.4 million, partially offset by higher facility and IT allocation of $0.5 million, and personnel-related costs of $0.3 million. The increase for the six-month period was primarily due to higher personnel-related expenditures of $1.5 million, including stock-based compensation expense associated with our executive transition, partially offset by lower legal and outside professional services and projects of $1.1 million.

We expect general and administrative expenses in absolute dollar amount in the third fiscal quarter of 2026 to be in line with or slightly below the second fiscal quarter of 2026 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation and other legal matters, as discussed in Note 9, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future increases or decreases in general and administrative expenses are difficult to predict in absolute dollars due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, asserting and enforcing our intellectual property portfolio, acquisition related activities, and other factors.

Restructuring and Other Charges

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Restructuring and other charges	$782	(9.3)%	$862	$5,658	1.0%	$5,604	$

Restructuring and other charges for the three and six months ended June 28, 2026, were essentially flat compared to the prior year periods. Charges in the current year primarily reflected a new restructuring action initiated in the first quarter of 2026, with the resulting savings intended to be reinvested in our strategic priorities to support our ongoing transformation. For a detailed discussion of restructuring and other charges, refer to Note 14, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Other income, net	$1,701	(57.2)%	$3,976	$3,282	(73.0)%	$12,147

The decreases in other income, net for the three and six months ended June 28, 2026, compared to the prior year periods, were primarily due to lower interest income of $1.4 million and $2.6 million, respectively, resulting from lower average cash and short-term investment balances, and imputed interest expense of $0.6 million and $1.3 million, respectively, recognized in the current year periods related to an intangible asset acquisition. The six-month decrease also reflected $4.7 million of proceeds from a sale of patents in the prior year period, with no comparable amount in the current year.

Provision for Income Taxes

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Provision for income taxes	$513	(40.6)%	$864	$1,542	(32.1)%	$2,270
Effective tax rate	(7.6)%		(15.5)%	(8.2)%		(22.3)%

The decreases in income tax expense for the three and six months ended June 28, 2026, compared to the prior year periods, were primarily attributable to lower income in foreign jurisdictions. During the second quarter of 2026, we also recorded a discrete tax benefit related to the completion of our fiscal 2024 Pillar Two filings. The prior-year periods also reflected tax effects associated with the deferred tax liability established for intangible assets recognized in connection with the Exium acquisition. Because we maintain a full valuation allowance against our U.S. federal and state deferred tax assets, no tax benefit is recognized on forecasted U.S. losses.

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

Enterprise Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Net revenue	$88,954	7.7%	$82,621	$172,756	6.8%	$161,812
Percentage of net revenue	52.8%		48.4%	52.8%		48.7%
Contribution income	$23,050	44.4%	$15,962	$43,107	28.3%	$33,597
Contribution margin	25.9%		19.3%	25.0%		20.8%

Enterprise segment net revenue increased for both the three and six months ended June 28, 2026, compared to the prior year periods, primarily driven by our Pro AV product line of managed switches, which experienced double-digit sales growth in the Americas and EMEA regions, primarily driven by higher average selling prices. Geographically, for both the three and six months ended June 28, 2026, net revenue from our Enterprise segment increased in Americas and EMEA and decreased in APAC. The declines in APAC reflect the transformation of our go-to-market approach currently underway in the region, which we do not expect to contribute to revenue growth in the near term.

Enterprise segment contribution income increased for both the three and six months ended June 28, 2026, compared to the prior year periods, primarily due to higher net revenue and higher gross margins, mainly driven by a higher mix of our Pro AV product line of managed switches, together with a continuing benefit from a perpetual software license acquired in the fourth quarter of fiscal 2025. These increases were partially offset by higher operating expenses, primarily driven by increased headcount and related investments as we continue to focus on and shift resources toward growing our Enterprise business.

Consumer Segment

	Three Months Ended			Six Months Ended
(In thousands, except percentage data)	June 28, 2026	% Change	June 29, 2025	June 28, 2026	% Change	June 29, 2025
Net revenue	$79,608	(9.4)%	$87,911	$154,625	(9.5)%	$170,780
Percentage of net revenue	47.2%		51.6%	47.2%		51.3%
Contribution loss	$(1,734)	**	$3,287	$(1,860)	**	$1,822
Contribution margin	(2.2)%		3.7%	(1.2)%		1.1%

** Percentage change not meaningful.

Consumer segment net revenue decreased for both the three and six months ended June 28, 2026, compared to the prior year periods. The decrease in Consumer net revenue was driven by lower sales of our service provider and related products, consistent with our strategy of harvesting this business, as well as by declines in our core consumer business attributable to continued softness in the broader home networking retail market, including electronics pricing pressures from rising memory costs. These declines were partially offset by growth in our core consumer business, including our premium WiFi 7 portfolio. Geographically, Consumer segment net revenue declined in Americas and APAC and was relatively flat in EMEA for both periods. Given the rising cost of memory and related components, we are prioritizing gross profit over revenue growth in our Consumer business.

Consumer segment recorded contribution losses for both the three and six months ended June 28, 2026, compared to contribution income in the prior year periods. The movements in both periods were mainly driven by lower net revenue and higher charges for excess or obsolete inventory, partially offset by lower warranty costs for the six-month period. The six-month period also benefited from higher gross margin attributable to a more favorable product mix, including our premium WiFi 7 products.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of June 28, 2026, we had cash, cash equivalents and short-term investments of $267.9 million, a decrease of $55.2 million from December 31, 2025.

As of June 28, 2026, approximately 35% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Six Months Ended
(In thousands)	June 28, 2026	June 29, 2025
Cash used in operating activities	$(8,520)	$(10,527)
Cash provided by (used in) investing activities	14,467	(16,900)
Cash used in financing activities	(41,555)	(18,004)
Net cash decrease	$(35,608)	$(45,431)

Operating Activities

Net cash used in operating activities decreased by $2.0 million for the six months ended June 28, 2026, compared to the prior year period. Although the net loss increased and movement in working capital used more cash than in the prior year period, these effects were more than offset by higher non-cash charges, principally stock-based compensation and depreciation and amortization. Accounts receivable increased to $152.8 million as of June 28, 2026 from $142.0 million as of December 31, 2025, mainly due to the timing of cash receipts and marketing claims processing. Our inventory decreased from $176.5 million as of December 31, 2025 to $174.9 million as of June 28, 2026, mainly due to the timing of purchases. Accounts payable (excluding payables related to property and equipment) increased from $41.6 million as of December 31, 2025 to $53.4 million as of June 28, 2026, primarily due to the timing of inventory receipts and supplier payments.

Investing Activities

Net cash provided by investing activities was $14.5 million for the six months ended June 28, 2026, compared to $16.9 million used in the prior year period, primarily due to lower purchase of short-term investments of $19.5 million and the absence of $12.2 million of payments for a business acquisition made in the prior year period.

Financing Activities

Net cash used in financing activities increased by $23.6 million for the six months ended June 28, 2026, compared to the prior year period. The increase in cash used was primarily due to $17.4 million of higher repurchases of our common stock, the absence of $5.3 million of proceeds from the exercise of stock options received in the prior year period and $2.5 million of principal payments on the deferred purchase price of an intangible asset acquisition, partially offset by $1.1 million of lower payments for restricted stock unit tax withholdings.

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

Stock Repurchases and Restricted Stock Unit Withholdings

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On April 22, 2026, our Board of Directors authorized an incremental $75.0 million for repurchases of our common stock under the existing repurchase program. As of June 28, 2026, approximately $75.0 million remained authorized for repurchase under the repurchase program. We repurchased, retired and reported, based on trade date, approximately 1.5 million and 0.5 million shares of common stock, at a cost of approximately $32.9 million and $15.0 million under the repurchase authorization during the six months ended June 28, 2026 and June 29, 2025, respectively. We also withheld and reported, based on trade date, approximately 376,000 shares and 370,000 shares of common stock, at a cost of approximately $8.6 million and $9.7 million during the six months ended June 28, 2026 and June 29, 2025, respectively, to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 10, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of June 28, 2026, from those as of December 31, 2025, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

We have entered into various inventory-related purchase agreements with suppliers. We are exposed to lengthening lead times and increasing costs on various components, certain of which are non-cancelable regardless of lead time, and as a result we have issued purchase orders to supply chain partners beyond contractual termination periods. As of June 28, 2026, we had $67.9 million of purchase obligations which represented short-term non-cancellable inventory-related purchase agreements with suppliers, as compared to $55.3 million as of December 31, 2025. As of June 28, 2026, $231.8 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the six months ended June 28, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance, and not absolute assurance, that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals in all future circumstances.

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

If we are unable to properly monitor and optimize our channel partners' inventory levels and maintain an appropriate level and mix of products with our retail partners and wholesale distributors and within our sales channels, we may incur increased and unexpected costs associated with this inventory. In 2022 and the first half of 2023, many of our retail and service provider partners began significantly reducing their target inventory levels which adversely affected our results of operations. While we believe our channel partners' current inventory targets are at reasonable levels, the uncertain macroeconomic and geopolitical environment and high inflation and interest rates could change our partners' desired inventory targets. In the past, we have experienced lower revenue as a result of our channel partners lowering their inventory levels and higher cost of carrying excess channel inventory. On the other hand, low channel inventory levels increase the likelihood that our sales channel customers may not be able to fulfill end user demand, leading to delayed or lost sales, unhappy customers and potential impacts to our brand and reputation. Inadequate stock levels could also hinder our ability to fulfill large orders or take advantage of unexpected demand spikes, thereby limiting revenue growth opportunities. Moreover, reductions in target inventory levels put pressure on our ability to accurately forecast customer demand and inventory requirements and increases the likelihood that the accuracy of such forecasts would be lower. We determine production levels based on our forecasts of demand for our products. Actual demand for our products depends on many factors, which makes it difficult to forecast. We have experienced differences between our actual and our forecasted demand in the past and expect differences to arise in the future. If we improperly forecast demand for our products and channel inventory levels, we could end up with too many products and be unable to sell the excess inventory in a timely manner, if at all, or, alternatively we could end up with too few products and not be able to satisfy demand. This problem is exacerbated because we attempt to closely match inventory levels with product demand leaving limited margin for error. Also, during the transition from an existing product to a new replacement product, we must accurately predict the demand for the existing and the new product. If we improperly forecast demand for our products and channel inventory levels, we could incur increased expenses associated with writing off excess or obsolete inventory, lose sales, incur penalties for late delivery or have to ship products by air freight to meet immediate demand incurring incremental freight costs above the sea freight costs and suffering a corresponding decline in gross margins. For example, when demand for our products turns out to be lower than we previously forecasted, it results in our revenue for our products to come in lower than expected, as our channel partners in the U.S. replenish inventory slower than they sell through to end users to right size their inventory carrying position based on the lower demand levels than previously expected. In addition, we generally allow wholesale distributors and traditional retailers to return a limited amount of our products in exchange for other products. Under our price protection policy, if we reduce the list price of a product, we are often required to issue a credit in an amount equal to the reduction for each of the products held in inventory by our wholesale distributors and retailers. If our wholesale distributors and retailers are unable to sell their inventory in a timely manner, we might lower the price of the products, or these parties may exchange the products for newer products or decrease their purchases of our products in subsequent periods, which would adversely affect our revenue and results of operations.

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

We compete in a rapidly evolving and fiercely competitive market, and we expect competition to continue to be intense, including price competition. Our principal competitors in the consumer market include ARRIS, ASUS, D-Link, Eero (owned by Amazon), and TP-Link. Our principal competitors in the business market include Arista, Cisco Systems, D-Link, Extreme Networks, Fortinet, Huawei, Hewlett-Packard Enterprise, Ruckus Networks, TP-Link, and Ubiquiti. Our principal competitors in the service provider market include Compal, Franklin, Huawei, Inseego, Nokia, Orbic, Sonim, TP-Link, and ZTE. Other competitors include numerous local vendors such as Xiaomi in China, AVM in Germany and Buffalo in Japan. In addition, these local vendors may target markets outside of their local regions and may increasingly compete with us in other regions worldwide. Our potential competitors also include other consumer electronics vendors, including Apple, LG Electronics, Microsoft, Panasonic, Sony, Toshiba and Vizio, who could integrate networking and streaming capabilities into their line of products, such as televisions, set top boxes and gaming consoles, and our channel customers who may decide to offer self-branded networking products. We also face competition from service providers who may bundle a free networking device with their broadband service offering, which would reduce our sales if we were not the supplier of choice to those service providers. In the service provider space, we also face significant and increased competition from original design manufacturers, or ODMs, and contract manufacturers who sell and attempt to sell their products directly to service providers around the world.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the second fiscal quarter of fiscal 2026 and 34% of overall net revenue in fiscal 2025. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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
•
our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s (OECD) Pillar Two global minimum tax. More than 140 countries agreed to enact the Pillar Two global minimum tax. While the OECD issued a framework model, many countries have enacted their own laws to incorporate Pillar Two while certain countries, most notably the United States have not incorporated Pillar Two into law. While Pillar Two is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact the Company. These changes could increase our total tax burden in the future. In addition, the acceleration of employee mobility as a result of the pandemic potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

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

We have been audited by the Italy Tax Authority (“ITA”) for the 2004 through 2012 tax years. The ITA examination included an audit of income, gross receipts and value-added taxes. We have been in litigation with the ITA for the 2004 through 2012 years. This litigation was appealed by the ITA to the Italian Supreme Court. Our hearing on all years at the Italian Supreme Court was held on March 6, 2024. Decisions were issued in the Company’s favor for the 2007 through 2012 tax years. In the fourth quarter of 2025, the Italian Tax Court upheld the Company’s appeal with respect to the 2004 through 2006 tax years and annulled the related ITA tax assessments. On March 24, 2026, the Italian Revenue Agency filed an appeal before the Italian Supreme Court challenging the favorable decisions issued by the Second Level Tax Court of Milan for the 2004, 2005, and 2006 tax year. We timely filed the counter briefs with the Supreme Court in late April 2026. The 2004 through 2006 tax years remain pending before the Supreme Court and have not been fully resolved. If we are unsuccessful in defending our tax positions for the remaining years, our profitability will be reduced.

We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. We are currently under examination by the Internal Revenue Service (“IRS”) for the 2023 tax year. The examination is ongoing, and we are unable to predict the outcome or estimate the range of any potential adjustments at this time. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 30, 2026 - April 26, 2026	559,101	$23.04	559,101	—
April 27, 2026 - May 24, 2026	—	$—	—	—
May 25, 2026 - June 28, 2026	—	$—	—	—
Total	559,101	$23.04	559,101

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions. On April 22, 2026, our Board of Directors authorized an incremental $75.0 million for repurchases of our common stock under the existing repurchase program.
(2)
As of June 28, 2026, the maximum dollar value of shares that may yet to be purchased under the repurchase program was $75.0 million.

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

Date: August 6, 2026