Form 10-Q
period 2026-09-27
NETGEAR, INC.
filed 2026-11-04
CIK 1122904

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 27, 2026

or

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

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 26,253,315 as of October 28, 2026.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 27, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$178,420	$209,904
Short-term investments	63,672	113,132
Accounts receivable, net of allowance for doubtful accounts of $452 as of September 27, 2026 and $466 as of December 31, 2025	156,357	142,045
Inventories	169,366	176,456
Prepaid expenses and other current assets	38,742	31,745
Total current assets	606,557	673,282
Property and equipment, net	24,188	26,001
Operating lease right-of-use assets	28,887	36,715
Intangible assets, net	34,228	38,480
Goodwill	45,022	45,022
Other non-current assets	16,376	16,771
Total assets	$755,258	$836,271
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49,272	$43,749
Accrued employee compensation	21,414	34,731
Other accrued liabilities	147,769	144,028
Deferred revenue	25,207	26,904
Income taxes payable	1,207	809
Total current liabilities	244,869	250,221
Non-current income taxes payable	7,621	7,176
Non-current operating lease liabilities	31,782	41,016
Other non-current liabilities	32,516	40,035
Total liabilities	316,788	338,448
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock: $0.001 par value; 200,000,000 shares authorized; shares issued and outstanding: 26,676,847 as of September 27, 2026 and 27,943,198 as of December 31, 2025	27	28
Additional paid-in capital	1,068,880	1,036,545
Accumulated other comprehensive income (loss)	(140)	196
Accumulated deficit	(630,297)	(538,946)
Total stockholders’ equity	438,470	497,823
Total liabilities and stockholders’ equity	$755,258	$836,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net revenue	$167,345	$184,561	$494,726	$517,153
Cost of revenue	100,252	112,309	295,545	324,597
Gross profit	67,093	72,252	199,181	192,556
Operating expenses:
Research and development	22,288	23,328	66,285	62,482
Sales and marketing	33,031	33,762	98,011	92,856
General and administrative	19,921	20,619	58,908	59,372
Litigation reserves, net	—	98	499	136
Restructuring and other charges	5,554	1,514	11,212	7,118
Total operating expenses	80,794	79,321	234,915	221,964
Loss from operations	(13,701)	(7,069)	(35,734)	(29,408)
Other income, net	1,037	3,028	4,319	15,175
Loss before income taxes	(12,664)	(4,041)	(31,415)	(14,233)
Provision (benefit) for income taxes	(390)	736	1,152	3,006
Net loss	$(12,274)	$(4,777)	$(32,567)	$(17,239)

Net loss per share
Basic	$(0.45)	$(0.17)	$(1.19)	$(0.60)
Diluted	$(0.45)	$(0.17)	$(1.19)	$(0.60)
Weighted average shares used to compute net loss per share:
Basic	27,057	28,638	27,352	28,756
Diluted	27,057	28,638	27,352	28,756

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Net loss	$(12,274)	$(4,777)	$(32,567)	$(17,239)
Other comprehensive income (loss), before tax:
Change in unrealized gains and losses on derivatives	(122)	109	(107)	(56)
Change in unrealized gains and losses on available-for-sale investments	—	94	(244)	(40)
Other comprehensive income (loss), before tax	(122)	203	(351)	(96)
Tax benefit (provision) related to derivatives	14	(17)	15	7
Other comprehensive income (loss), net of tax	(108)	186	(336)	(89)
Comprehensive loss	$(12,382)	$(4,591)	$(32,903)	$(17,328)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2025	27,943	$28	$1,036,545	$196	$(538,946)	$497,823
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(195)	—	(195)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(29)	—	(29)
Net loss	—	—	—	—	(13,040)	(13,040)
Stock-based compensation	—	—	8,205	—	—	8,205
Repurchase of common stock, including excise tax	(929)	(1)	—	—	(20,135)	(20,136)
Restricted stock unit withholdings	(193)	—	—	—	(4,028)	(4,028)
Issuance of common stock under stock-based compensation plans	522	—	2,555	—	—	2,555
Balance as of March 29, 2026	27,343	27	1,047,305	(28)	(576,149)	471,155
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(49)	—	(49)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	45	—	45
Net loss	—	—	—	—	(7,253)	(7,253)
Stock-based compensation	—	—	10,020	—	—	10,020
Repurchase of common stock, including excise tax	(559)	—	—	—	(12,919)	(12,919)
Restricted stock unit withholdings	(183)	—	—	—	(4,574)	(4,574)
Issuance of common stock under stock-based compensation plans	541	—	—	—	—	—
Balance as of June 28, 2026	27,142	27	1,057,325	(32)	(600,895)	456,425
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(108)	—	(108)
Net loss	—	—	—	—	(12,274)	(12,274)
Stock-based compensation	—	—	9,835	—	—	9,835
Repurchase of common stock, including excise tax	(686)	—	—	—	(15,097)	(15,097)
Restricted stock unit withholdings	(86)	—	—	—	(2,031)	(2,031)
Issuance of common stock under stock-based compensation plans	306	—	1,720	—	—	1,720
Balance as of September 27, 2026	26,676	$27	$1,068,880	$(140)	$(630,297)	$438,470

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance as of December 31, 2024	28,500	$29	$997,912	$241	$(457,116)	$541,066
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(78)	—	(78)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	(245)	—	(245)
Net loss	—	—	—	—	(6,034)	(6,034)
Stock-based compensation	—	—	5,496	—	—	5,496
Repurchase of common stock, including excise tax	(254)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(186)	—	—	—	(5,141)	(5,141)
Issuance of common stock under stock-based compensation plans	722	—	6,679	—	—	6,679
Balance as of March 30, 2025	28,782	29	1,010,087	(82)	(475,791)	534,243
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	(56)	—	(56)
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	104	—	104
Net loss	—	—	—	—	(6,428)	(6,428)
Stock-based compensation	—	—	6,675	—	—	6,675
Repurchase of common stock, including excise tax	(258)	—	—	—	(7,500)	(7,500)
Restricted stock unit withholdings	(184)	—	—	—	(4,556)	(4,556)
Issuance of common stock under stock-based compensation plans	653	—	676	—	—	676
Balance as of June 29, 2025	28,993	29	1,017,438	(34)	(494,275)	523,158
Change in unrealized gains and losses on available-for-sale investments, net of tax	—	—	—	94	—	94
Change in unrealized gains and losses on derivatives, net of tax	—	—	—	92	—	92
Net loss	—	—	—	—	(4,777)	(4,777)
Stock-based compensation	—	—	8,808	—	—	8,808
Repurchase of common stock, including excise tax	(815)	(1)	—	—	(20,028)	(20,029)
Restricted stock unit withholdings	(82)	—	—	—	(2,061)	(2,061)
Issuance of common stock under stock-based compensation plans	289	—	1,563	—	—	1,563
Balance as of September 28, 2025	28,385	$28	$1,027,809	$152	$(521,141)	$506,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NETGEAR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended
	September 27, 2026	September 28, 2025
Cash flows from operating activities:
Net loss	$(32,567)	$(17,239)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,186	5,109
Stock-based compensation	28,060	20,979
Accretion of discounts and imputed interests, net	2,010	(970)
Deferred income taxes	153	(214)
Provision for excess and obsolete inventory	5,641	2,878
Other	82	(171)
Changes in assets and liabilities:
Accounts receivable, net	(14,311)	(3,670)
Inventories	1,449	(6,901)
Prepaid expenses and other assets	(7,576)	1,329
Accounts payable	5,863	(936)
Accrued employee compensation	(13,316)	4,253
Other accrued liabilities	1,676	(10,093)
Deferred revenue	(1,501)	(2,898)
Income taxes payable	843	(9,365)
Net cash used in operating activities	(12,308)	(17,909)
Cash flows from investing activities:
Purchases of short-term investments	(40,197)	(89,579)
Proceeds from maturities of short-term investments	90,000	90,000
Purchases of property and equipment	(6,696)	(14,631)
Purchases of long-term investments	(60)	(165)
Payments made in connection with business acquisitions, net of cash acquired	—	(12,185)
Net cash provided by (used in) investing activities	43,047	(26,560)
Cash flows from financing activities:
Repurchases of common stock, including excise tax	(48,033)	(35,662)
Restricted stock unit withholdings	(10,633)	(11,758)
Proceeds from exercise of stock options	—	5,266
Proceeds from issuance of common stock under employee stock purchase plan	4,275	3,652
Principal payments on deferred purchase price for acquisitions	(7,834)	—
Net cash used in financing activities	(62,225)	(38,502)
Net decrease in cash and cash equivalents and restricted cash	(31,486)	(82,971)
Cash and cash equivalents and restricted cash, at beginning of period	212,006	288,551
Cash and cash equivalents and restricted cash, at end of period	$180,520	$205,580
Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents at end of period	$178,420	$203,480
Restricted cash included within other non-current assets at end of period	2,100	2,100
Total cash, cash equivalents, and restricted cash at end of period shown in the condensed consolidated statements of cash flows	$180,520	$205,580

Non-cash investing and financing activities:
Additions to property and equipment included in accounts payable and accrued liabilities	$537	$3,283

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities, (ii) the disclosure of contingent assets and liabilities at the date of the financial statements, and (iii) the reported amounts of net revenue and expenses during the reported period. The Company bases these estimates on historical and anticipated results, trends and various other assumptions that it believes are reasonable under the circumstances. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known. Actual results could differ materially from those estimates and operating results for the three and nine months ended September 27, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any future period.

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

The following table summarizes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 27, 2026:

(In thousands)	Less than 1 year	1 to 2 years	2 to 5 years	Total
Performance obligations	$76,339	$2,343	$2,218	$80,900

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

The following table reflects the contract balances:

(In thousands)	Balance Sheet Location	September 27, 2026	December 31, 2025
Accounts receivable, net	Accounts receivable, net	$156,357	$142,045
Contract liabilities – current	Deferred revenue	$25,207	$26,904
Contract liabilities – non-current	Other non-current liabilities	$4,402	$4,206

The difference in the balances of the Company’s contract assets and liabilities as of September 27, 2026 and December 31, 2025, primarily results from the timing difference between the Company’s performance and the customer’s payment. During the nine months ended September 27, 2026, $35.1 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $36.6 million of revenue was recognized for the satisfaction of performance obligations and $5.4 million of this recognized revenue was included in the contract liability balance at the beginning of the period. During the nine months ended September 28, 2025, $35.2 million of revenue was deferred primarily due to unsatisfied performance obligations for service contracts, $38.1 million of revenue was recognized for the satisfaction of performance obligations and $26.6 million of this recognized revenue was included in the contract liability balance at the beginning of the period.

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

	Three Months Ended
	September 27, 2026			September 28, 2025
(In thousands)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Geographic regions (1):
Americas	$49,575	$66,170	$115,745	$47,596	$80,489	$128,085
EMEA	27,019	6,055	33,074	28,011	8,925	36,936
APAC	14,124	4,402	18,526	15,231	4,309	19,540
Total	$90,718	$76,627	$167,345	$90,838	$93,723	$184,561
Product categories:
Service provider and related products (2)	$146	$20,795	$20,941	$331	$26,975	$27,306
Non-service provider	90,572	55,832	146,404	90,507	66,748	157,255
Total	$90,718	$76,627	$167,345	$90,838	$93,723	$184,561

	Nine Months Ended
	September 27, 2026			September 28, 2025
(In thousands)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Geographic regions (1):
Americas	$142,144	$195,990	$338,134	$129,767	$222,358	$352,125
EMEA	81,550	21,422	102,972	79,298	24,142	103,440
APAC	39,780	13,840	53,620	43,585	18,003	61,588
Total	$263,474	$231,252	$494,726	$252,650	$264,503	$517,153
Product categories:
Service provider and related products (2)	$475	$64,804	$65,279	$839	$83,900	$84,739
Non-service provider	262,999	166,448	429,447	251,811	180,603	432,414
Total	$263,474	$231,252	$494,726	$252,650	$264,503	$517,153

_____________________________

(1) No individual foreign country represented more than 10% of the Company’s total net revenue in the periods presented.

(2) Service provider and related products net revenue in Consumer Segment included cable net revenue sold through retail. Prior-period amounts have been recast to conform to the current-period presentation.

Note 4. Balance Sheet Components

Available-for-sale investments

Amortized cost and estimated fair market value of investments classified as available-for-sale, excluding cash equivalents, as of September 27, 2026 and December 31, 2025, were as follows:

	September 27, 2026
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$60,088	$-	$(82)	$60,006
Total	$60,088	$-	$(82)	$60,006

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	December 31, 2025
(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. treasury securities	$110,048	$162	$—	$110,210
Total	$110,048	$162	$—	$110,210

The contractual maturities on the U.S. treasury securities as of September 27, 2026 are all due within one year. Accrued interest receivable as of September 27, 2026 was $0.9 million and was recorded within Prepaid expenses and other current assets on the unaudited condensed consolidated balance sheet.

There were no investments classified as available-for-sale in a continuous unrealized loss position for which an allowance for credit losses was not recorded as of September 27, 2026 and December 31, 2025.

In the three and nine months ended September 27, 2026 and September 28, 2025, no unrealized losses on available-for-sale securities were recognized in income. The Company does not intend to sell, and it is unlikely that it will be required to sell the investments in an unrealized loss position prior to their anticipated recovery. There were no other-than-temporary impairments for these securities during the three and nine months ended September 27, 2026 and September 28, 2025. Refer to Note 12, Fair Value Measurements, for detailed disclosures regarding fair value measurements.

Inventories

(In thousands)	September 27, 2026	December 31, 2025
Raw materials	$33,875	$8,828
Finished goods	135,491	167,628
Total	$169,366	$176,456

The Company records provisions for excess and obsolete inventory based on assumptions about future demand and market conditions and the amounts incurred were $2.0 million and $5.6 million for the three and nine months ended September 27, 2026, respectively, and $0.7 million and $2.9 million for the three and nine months ended September 28, 2025, respectively. While management believes the estimates and assumptions underlying its current forecasts are reasonable, there is a risk that additional charges may be necessary if current forecasts are greater than actual demand.

Property and equipment, net

(In thousands)	September 27, 2026	December 31, 2025
Machinery and equipment	$57,043	$54,007
Furniture and fixtures	3,657	3,482
Leasehold improvements	21,757	21,475
Software	22,073	21,642
Computer equipment	3,936	3,370
Total property and equipment, gross	108,466	103,976
Accumulated depreciation	(84,278)	(77,975)
Total	$24,188	$26,001

Intangible Assets, net

	September 27, 2026				December 31, 2025
(In thousands)	Gross	Accumulated Amortization	Accumulated Impairment	Net	Gross	Accumulated Amortization	Accumulated Impairment	Net
Technology	$39,594	$(5,410)	$—	$34,184	$39,594	$(1,166)	$—	$38,428
Other	60	(16)	—	44	60	(8)	—	52
Total	$39,654	$(5,426)	$—	$34,228	$39,654	$(1,174)	$—	$38,480

In the fourth fiscal quarter of 2025, the Company acquired a perpetual software license related to its managed switch products, which is included within Technology intangible assets. The license is accounted for as a finite-lived intangible asset and is amortized on a straight-line basis over its estimated useful life of seven years. The gross carrying amount of the software

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

license intangible asset of $35.4 million includes the present value of fixed deferred payments, the present value of contingent consideration when probable and reasonably estimable, and the amount recognized upon the extinguishment of an accrued liability. No adjustments to the gross carrying amount of the software license intangible asset were recorded during the three and nine months ended September 27, 2026. Technology intangible assets also include developed technology acquired in connection with the Company’s acquisition of Exium Inc. in June 2025. The measurement period for the Exium acquisition ended during the second quarter of 2026, and no material measurement-period adjustments were recorded.

Amortization of the intangible assets for the three and nine months ended September 27, 2026 was $1.4 million and $4.3 million, respectively, and was not material for the three and nine months ended September 28, 2025. The weighted remaining useful life of the intangible assets was approximately 6.1 years as of September 27, 2026.

Other non-current assets

(In thousands)	September 27, 2026	December 31, 2025
Non-current deferred income taxes	$2,248	$2,386
Long-term investments	8,710	8,732
Restricted cash	2,100	2,102
Other	3,318	3,551
Total	$16,376	$16,771

Long-term investments

The Company’s long-term investments are primarily comprised of equity investments without readily determinable fair values and investments in limited partnership funds. The carrying value of the equity investments without readily determinable fair values was $6.1 million as of September 27, 2026 and September 28, 2025, respectively. For such equity investments without readily determinable fair value still held at September 27, 2026, there were no cumulative downward adjustments for price changes or impairment, and the cumulative upward adjustments for price changes were $0.3 million. Investments in limited partnership funds amounted to $2.7 million as of September 27, 2026, $2.7 million as of September 28, 2025, $2.6 million as of December 31, 2025, and $2.3 million as of December 31, 2024, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other current accrued liabilities

(In thousands)	September 27, 2026	December 31, 2025
Current operating lease liabilities	$10,474	$9,933
Sales and marketing	66,641	61,144
Warranty obligations	4,932	5,928
Sales returns(1)	20,400	24,435
Freight and duty	5,009	4,518
Current deferred consideration(2)	10,363	8,355
Other	29,950	29,715
Total	$147,769	$144,028

(1)
Inventory expected to be received from future sales returns amounted to $9.0 million and $10.8 million as of September 27, 2026 and December 31, 2025, respectively. Provisions to write down expected returned inventory to net realizable value amounted to $7.1 million and $7.9 million as of September 27, 2026 and December 31, 2025, respectively.
(2)
The balance represented current deferred consideration related to the acquisition of a perpetual software license. Refer to “Intangible Assets, net” above for additional information.

Other non-current accrued liabilities

(In thousands)	September 27, 2026	December 31, 2025
Non-current deferred consideration(1)	$27,340	$34,921
Non-current deferred revenue	4,402	4,206
Other	774	908
Total	$32,516	$40,035

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Derivative Instruments

The fair values of the Company’s derivative instruments and the line items on the unaudited condensed consolidated balance sheets to which they were recorded were summarized as follows:

	Balance Sheet			Balance Sheet
(In thousands)	Location	September 27, 2026	December 31, 2025	Location	September 27, 2026	December 31, 2025
Derivatives not designated as hedging instruments	Prepaid expenses and other current assets	$74	$315	Other accrued liabilities	$312	$699
Derivatives designated as hedging instruments	Prepaid expenses and other current assets	—	—	Other accrued liabilities	63	30
Total		$74	$315		$375	$729

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

Net income (loss) per share consisted of the following:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Numerator:
Net loss	$(12,274)	$(4,777)	$(32,567)	$(17,239)

Denominator:
Weighted average common shares – basic	27,057	28,638	27,352	28,756
Potentially dilutive common share equivalent	—	—	—	—
Weighted average common shares – dilutive	27,057	28,638	27,352	28,756

Basic net loss per share	$(0.45)	$(0.17)	$(1.19)	$(0.60)
Diluted net loss per share	$(0.45)	$(0.17)	$(1.19)	$(0.60)

Anti-dilutive employee stock-based awards, excluded	1,015	875	668	373

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note 7. Income Taxes

The income tax benefit for the three months ended September 27, 2026 was $0.4 million, or an effective tax rate of 3.1%, and the income tax provision for the nine months ended September 27, 2026 was $1.2 million, or an effective tax rate of (3.7)%. The income tax provision for the three and nine months ended September 28, 2025 was $0.7 million, or an effective tax rate of (18.2)%, and $3.0 million, or an effective tax rate of (21.1)%, respectively. The decreases in income tax expense for the three and nine months ended September 27, 2026, compared with the prior-year periods, were primarily attributable to net discrete tax benefits of $1.3 million recorded in the third fiscal quarter of 2026, consisting primarily of return-to-provision adjustments related to the carryback of the fiscal 2025 U.S. federal research and development credit and certain foreign tax credits to fiscal 2024 upon finalization of the Company’s fiscal 2025 U.S. federal income tax return, partially offset by increases in the Company’s liability for uncertain tax positions, as well as lower income in foreign jurisdictions. During the second fiscal quarter of 2026, the Company also recorded a discrete tax benefit related to the completion of its fiscal 2024 Pillar Two filings. Because the Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets, no tax benefit is recognized on forecasted U.S. tax and its income tax expense continues to be driven primarily by earnings in foreign jurisdictions. The prior-year periods also reflected tax effects associated with the deferred tax liability established for intangible assets recognized in connection with the June 2025 acquisition of Exium.

The Company is under examination in various U.S. and foreign jurisdictions. Due to the uncertain nature of ongoing tax audits, the Company has recorded its liability for uncertain tax positions as a long-term liability, as payments cannot be anticipated over the next twelve months. The possible reduction in liabilities for uncertain tax positions in multiple jurisdictions in the next twelve months is approximately $1.3 million excluding the interest, penalties and the effect of any related deferred tax assets or liabilities.

The Company maintains a full valuation allowance on its U.S. federal and state net deferred tax assets, initially established in the third quarter of fiscal 2023. Based on an evaluation of current results as of September 27, 2026 and expectations for the remainder of the year, the Company determined that it continues to be more likely than not that these deferred tax assets will not be realized. Accordingly, no benefit has been recorded for the forecasted U.S. tax loss for the three months ended September 27, 2026. The Company will continue to assess the realizability of its deferred tax assets each reporting period and will adjust the valuation allowance as warranted.

Note 8. Commitments and Contingencies

Purchase Obligations

The Company has entered into various inventory-related purchase agreements with suppliers. Generally, under these agreements, 50% of orders are cancelable by giving notice 46 to 60 days prior to the expected shipment date and 25% of orders are cancelable by giving notice 31 to 45 days prior to the expected shipment date. The Company is exposed to lengthening lead times and increasing costs on memory and various other components, certain of which are non-cancelable regardless of lead time, and as a result the Company has issued purchase orders to supply chain partners, beyond contractual termination periods. As of September 27, 2026, the Company had approximately $57.5 million, as compared to $55.3 million as of December 31, 2025, in short-term non-cancelable purchase commitments with suppliers or where the suppliers had procured unique materials and components upon receipts of the Company’s purchase orders. As of September 27, 2026, $245.1 million of purchase orders beyond contractual termination periods remained outstanding. Consequently, the Company may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order if the purchase order is cancelled. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value. For those orders not governed by master purchase agreements, the commitments are governed by the commercial terms on the Company’s purchase orders subject to acknowledgment from its suppliers. The Company establishes a loss liability for all products it does not expect to sell or orders it anticipates canceling for which it has committed purchases from suppliers. Such loss liability, which was $3.4 million as of September 27, 2026 and $0.8 million as of December 31, 2025, was included in Other accrued liabilities on the Company’s unaudited condensed consolidated balance sheets. Losses incurred in relation to purchase commitments, including unique materials and components, were $1.7 million and $3.1 million for the three and nine months ended September 27, 2026, respectively, and less than $0.1 million and $0.4 million for the three and nine months ended September 28, 2025, respectively. The current year increases primarily reflected losses from the cancellation of materials purchase commitments for certain mobile products during the third fiscal quarter of 2026, which are included within Restructuring and other charges. Refer to Note 13, Restructuring and Other Charges for details.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Non-Trade Commitments

As of September 27, 2026, the Company had non-cancelable purchase commitments of $7.4 million pertaining to non-trade activities.

Warranty Obligations

Changes in the Company’s warranty obligations, which are included in Other accrued liabilities on the unaudited condensed consolidated balance sheets, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Balance as of beginning of the period	$5,286	$5,565	$5,928	$5,192
Provision for warranty liability made	805	1,414	2,735	4,090
Settlements made	(1,159)	(1,221)	(3,731)	(3,524)
Balance as of the end of the period	$4,932	$5,758	$4,932	$5,758

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

Note 9. Stockholders’ Equity

Stock Repurchases

From time to time, the Company’s Board of Directors has authorized programs under which the Company may repurchase shares of its common stock, depending on market conditions, in the open market or through privately negotiated transactions. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of the Company’s common stock. On April 22, 2026, the Company’s Board of Directors authorized an incremental $75.0 million for repurchases of the Company’s common stock under the existing repurchase program. As of September 27, 2026, approximately $60.0 million remained authorized for repurchase under the repurchase program. During the nine months ended September 27, 2026 and September 28, 2025, the Company repurchased, retired and reported, based on trade date, approximately 2.2 million and 1.3 million shares of common stock, at a cost of approximately $47.9 million and $35.0 million, respectively.

The Company’s policy related to repurchases of its common stock is to charge the excess of cost over par value to retained earnings. All repurchases were made in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restricted Stock Unit Withholdings

The Company withholds shares of its common stock to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving RSUs. The Company withheld and reported, based on trade date, approximately 462,000 shares and 452,000 shares of common stock, at a cost of approximately $10.6 million and $11.8 million, during the nine months ended September 27, 2026 and September 28, 2025, respectively.

Accumulated Other Comprehensive Income (Loss)

The following tables set forth the changes in accumulated other comprehensive income (loss) (“AOCI”) by component:

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
	(In thousands)
Balance as of December 31, 2025	$160	$39	$(3)	$196
Other comprehensive income (loss) before reclassifications	(244)	(756)	151	(849)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(649)	136	(513)
Net current period other comprehensive income (loss)	(244)	(107)	15	(336)
Balance as of September 27, 2026	$(84)	$(68)	$12	$(140)

(In thousands)	Unrealized gains (losses) on available -for-sale investments	Unrealized gains (losses) on derivatives	Estimated tax benefit (provision)	Total
Balance as of December 31, 2024	$169	$79	$(7)	$241
Other comprehensive income (loss) before reclassifications	(40)	(951)	195	(796)
Less: Amount reclassified from accumulated other comprehensive income (loss)	—	(895)	188	(707)
Net current period other comprehensive income (loss)	(40)	(56)	7	(89)
Balance as of September 28, 2025	$129	$23	$—	$152

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides details about significant amounts reclassified out of each component of AOCI:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Amount Reclassified from AOCI
Gains (losses) on cash flow hedge:
Foreign currency forward contracts
Affected line item in the statement of operations
Net revenue	$(675)	$(64)	$(900)	$(1,128)
Cost of revenue	3	(1)	5	2
Research and development	45	(4)	59	48
Sales and marketing	91	(3)	137	147
General and administrative	33	(3)	50	36
Total before tax	(503)	(75)	(649)	(895)
Tax impact	106	16	136	188
Total, net of tax	$(397)	$(59)	$(513)	$(707)

Note 10. Employee Benefit Plans

2025 Equity Incentive Plan

The 2025 Equity Incentive Plan (the “2025 Plan”), adopted by the Board of Directors in April 2025 and approved by stockholders on May 29, 2025, provides for the grant of stock options, restricted stock, RSUs, stock appreciation rights, performance units and performance shares to eligible directors, employees and consultants. The maximum aggregate number of shares issuable under the 2025 Plan is 750,000, plus shares that remained available under the 2016 Equity Incentive Plan (the “2016 Plan”) at the 2025 Plan’s effective date and shares subject to 2016 Plan awards that subsequently expire, are forfeited, or are repurchased by the Company. As of September 27, 2026, approximately 1.3 million shares were reserved and available for future grants under the 2025 Plan.

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

2024 Inducement Plan

In February 2024, the Company’s Board of Directors approved 2024 Inducement Equity Incentive Plan (the “2024 Inducement Plan”), under which options, restricted stock awards, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards can be granted to personnel for positions of substantial responsibility. As of September 27, 2026, approximately 0.2 million shares were reserved and available for future grants under the 2024 Inducement Plan.

Employee Stock Purchase Plan

The Company sponsors an Employee Stock Purchase Plan (the “ESPP”). The terms of the plan include a look-back feature that enables employees to purchase stock semi-annually at a price equal to 85% of the lesser of the fair market value at the beginning of the offering period or the purchase date. The duration of each offering period is generally six months.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Approximately 232,000 shares of common stock were purchased at an average exercise price of $18.41 in the nine months ended September 27, 2026. As of September 27, 2026, approximately 1.5 million shares were available for issuance under the ESPP.

Option Activity

Stock option activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term
Outstanding as of December 31, 2025	101	$33.24
Exercised	—	$—
Expired	(46)	$34.82
Outstanding as of September 27, 2026	55	$31.91	2.38

Time-Based RSU Activity

Time-based RSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	2,294	$22.27
Granted	941	$23.64
Vested	(965)	$21.97
Cancelled	(149)	$21.88
Outstanding as of September 27, 2026	2,121	$23.04

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

PSU activity was as follows:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2025	805	$33.64
Granted	277	$39.60
Vested	(172)	$20.17
Cancelled	(27)	$36.65
Outstanding as of September 27, 2026	883	$38.05

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Valuation and Expense Information

The following table sets forth the stock-based compensation expense resulting from stock options, RSUs (time-based and performance-based) and the ESPP included in the Company’s unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
Cost of revenue	$547	$562	$1,664	$1,440
Research and development	1,535	1,483	4,195	3,075
Sales and marketing	2,743	2,450	7,720	5,579
General and administrative	5,010	4,313	14,481	10,885
Total	$9,835	$8,808	$28,060	$20,979

As of September 27, 2026, $59.9 million of unrecognized compensation cost related to unvested RSUs (time-based and performance-based) was expected to be recognized over a weighted-average period of 1.7 years.

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

general and administrative expenses, amortization of intangible assets, stock-based compensation expense, acquisition related expenses, restructuring and other charges, litigation reserves, net, and other income (expenses), net.

Financial information for each reportable segment and a reconciliation of segment contribution income to income (loss) before income taxes is as follows:

	Three Months Ended
	September 27, 2026			September 28, 2025
(In thousands, except percentage data)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Net revenue	$90,718	$76,627	$167,345	$90,838	$93,723	$184,561
Segment cost of revenue	42,487	55,803		44,486	67,081
Segment gross profit	48,231	20,824	69,055	46,352	26,642	$72,994
Segment gross margin	53.2%	27.2%		51.0%	28.4%
Reconciliation of gross profit
Amortization of intangible assets			(1,415)			(180)
Stock-based compensation expense			(547)			(562)
Total Consolidated gross profit			$67,093			$72,252
Segment operating expenses	25,980	22,246		23,737	24,790
Contribution income (loss)	22,251	(1,422)	20,829	22,615	1,852	$24,467
Contribution margin	24.5%	(1.9)%		24.9%	2.0%
Corporate and unallocated costs			(17,481)			(20,650)
Amortization of intangible assets			(1,416)			(180)
Stock-based compensation expense			(9,835)			(8,808)
Acquisition related expenses			(244)			(286)
Restructuring and other charges			(5,554)			(1,514)
Litigation reserves, net			—			(98)
Other income, net (1)			1,037			3,028
Income (loss) before income taxes			$(12,664)			$(4,041)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Nine Months Ended
	September 27, 2026			September 28, 2025
(In thousands, except percentage data)	Enterprise	Consumer	Total	Enterprise	Consumer	Total
Net revenue	$263,474	$231,252	$494,726	$252,650	$264,503	$517,153
Segment cost of revenue	122,999	166,633		131,052	191,925
Segment gross profit	140,475	64,619	205,094	121,598	72,578	194,176
Segment gross margin	53.3%	27.9%		48.1%	27.4%
Reconciliation of gross profit
Amortization of intangible assets			(4,249)			(180)
Stock-based compensation expense			(1,664)			(1,440)
Total Consolidated gross profit			$199,181			$192,556
Segment operating expenses	75,117	67,901		65,386	68,904
Contribution income (loss)	65,358	(3,282)	62,076	56,212	3,674	59,886
Contribution margin	24.8%	(1.4)%		22.2%	1.4%
Corporate and unallocated costs			(53,054)			(59,890)
Amortization of intangible assets			(4,253)			(180)
Stock-based compensation expense			(28,060)			(20,979)
Acquisition related expenses			(732)			(991)
Restructuring and other charges			(11,212)			(7,118)
Litigation reserves, net			(499)			(136)
Other income, net (1)			4,319			15,175
Income (loss) before income taxes			$(31,415)			$(14,233)

(1)
Amounts included interest income of $1.6 million and $5.4 million for the three and nine months ended September 27, 2026, respectively, and $2.7 million and $9.1 million for the three and nine months ended September 28, 2025, respectively. Amounts also included gain/(loss), net from derivatives not designated as hedging instruments of $(0.1) million and $0.7 million for the three and nine months ended September 27, 2026, respectively, and $0.7 million and $(2.4) million for the three and nine months ended September 28, 2025, respectively. For the three and nine months ended September 27, 2026, the amount also included $0.6 million and $1.9 million, respectively, of imputed interest expense related to an intangible asset acquisition. For the three and nine months ended September 28, 2025, the amount also included gain/(loss), net from foreign currency transactions of $(0.5) million and $3.3 million, respectively, and proceeds of $4.7 million from a sale of patents for the nine months ended September 28, 2025.

The CODM does not evaluate operating segments using discrete asset information.

Operations by Geographic Region

For reporting purposes, revenue is generally attributed to each geographic region based on the location of the customer.

The following table shows net revenue by geography:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025	September 27, 2026	September 28, 2025
United States (U.S.)	$112,450	$124,330	$327,830	$341,131
Americas (excluding U.S.)	3,295	3,755	10,304	10,994
EMEA	33,074	36,936	102,972	103,440
APAC	18,526	19,540	53,620	61,588
Total net revenue (1)	$167,345	$184,561	$494,726	$517,153

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

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-lived assets by Geographic Region

The following table presents the Company’s long-lived assets located in geographic areas, which consist of property and equipment, net, and operating lease right-of-use assets:

(In thousands)	September 27, 2026	December 31, 2025
United States (U.S.)	$36,885	$42,836
Americas (excluding U.S. )	2,501	4,594
EMEA	2,342	2,345
India	5,630	5,596
APAC (excluding India)	5,717	7,345
Total (1)	$53,075	$62,716

(1)
No individual country other than those presented above represented more than 10% of the Company’s total long-lived assets in the periods presented.

Note 12. Fair Value Measurements

The following tables summarize assets and liabilities measured at fair value on a recurring basis:

	September 27, 2026
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$85,883	$85,883	$—
Available-for-sale investments: U.S. treasury securities(1)	60,006	—	60,006
Trading securities: mutual funds(1)	3,666	3,666	—
Foreign currency forward contracts(2)	74	—	74
Total assets measured at fair value	$149,629	$89,549	$60,080
Liabilities:
Foreign currency forward contracts(3)	$375	$—	$375
Total liabilities measured at fair value	$375	$—	$375

	December 31, 2025
(In thousands)	Total	Quoted market prices in active markets (Level 1)	Significant other observable inputs (Level 2)
Assets:
Cash equivalents: money-market funds	$107,070	$107,070	$—
Available-for-sale investments: U.S. treasury securities(1)	110,210	—	110,210
Trading securities: mutual funds(1)	2,922	2,922	—
Foreign currency forward contracts(2)	315	—	315
Total assets measured at fair value	$220,517	$109,992	$110,525
Liabilities:
Foreign currency forward contracts(3)	$729	$—	$729
Total liabilities measured at fair value	$729	$—	$729

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

Note 13. Restructuring and Other Charges

The Company accounts for its restructuring activities under the authoritative guidance for exit or disposal activities. Accrued restructuring and other charges are classified within Accrued employee compensation and Other accrued liabilities on the condensed consolidated balance sheets.

As part of its ongoing, multi-phase transformation, the Company periodically implements organizational changes to align its cost structure and organizational design with its strategic priorities. Restructuring and other charges recognized in the three and nine months ended September 27, 2026 and September 28, 2025 were primarily for severance, contract termination costs and other costs in relation to the reorganization of the business. Charges in the current year reflected organizational changes implemented in the first and third quarters of 2026, with the resulting savings intended to be reinvested in the Company’s strategic priorities. These organizational changes represent incremental steps in the Company’s ongoing transformation and do not represent single, defined exit plans with pre-established total costs.

Charges of $5.6 million recognized in the three months ended September 27, 2026 related primarily to organizational changes implemented in the third quarter of 2026 to further integrate the mobile business function, align future investment with expected market trajectories, align the Company’s operating cost structure with the scale and needs of the business, and further simplify the Company’s organization. These charges consisted of $3.0 million of employee termination charges, of which $2.3 million had been paid as of September 27, 2026, and $2.6 million of contract termination and other charges, primarily related to the cancellation of materials purchase commitments for certain mobile products. In connection with this action, the Company approved to close its Richmond, Canada office, which is expected to be completed by the end of 2026. The Company estimates additional charges related to the changes implemented in the third quarter of 2026 of approximately $1.0 million to $5.0 million, primarily related to the closure of the Richmond office. Actual charges may differ from these estimates.

Restructuring and other charges are managed at the corporate level and are not allocated to, or evaluated by, reportable segment, and are presented as a separate line item within operating expenses in the unaudited condensed consolidated statements of operations. The vast majority of the liabilities as of September 27, 2026 are expected to be settled by early 2027.

The following table provides a summary of the activity related to accrued restructuring and other charges:

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2025	Additions	Cash Payments	Non-cash Items	Adjustments	Accrued Restructuring and Other Charges at September 27, 2026
Restructuring
Employee termination charges	$1,385	$8,588	$(8,587)	$—	$118	$1,504
Contract termination and other charges	169	2,624	(2)	(735)	—	2,056
Total Restructuring and other charges	$1,554	$11,212	$(8,589)	$(735)	$118	$3,560

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(In thousands)	Accrued Restructuring and Other Charges at December 31, 2024	Additions	Cash Payments	Non-cash Items	Adjustments	Accrued Restructuring and Other Charges at September 28, 2025
Restructuring
Employee termination charges	$664	$6,997	$(5,587)	$—	$20	$2,094
Contract termination and other charges	—	121	(10)	—	(36)	75
Total Restructuring and other charges	$664	$7,118	$(5,597)	$—	$(16)	$2,169

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, the words “believes,” “anticipates,” “plans,” “expects,” “intends,” “could,” “may,” “will,” and similar expressions are intended to identify forward-looking statements. The forward-looking statements represent NETGEAR’s expectations or beliefs concerning future events based on information available at the time such statements were made and include statements regarding: NETGEAR’s future operating performance and financial condition, including expectations regarding growth, revenue, expenses, operating margin, gross margin, continued profitability and cash generation; NETGEAR’s reporting structure; NETGEAR’s belief of the principal competitive factors in the business, consumer, and service provider markets for networking products; expectations regarding transportation costs; expectations regarding product costs, including the impact of rising memory costs and our mitigation efforts on our gross margin; NETGEAR’s ability to continue launching new consumer router models and other new products, providing software updates to existing products, and maintain conditional approval from the Federal Communications Commission in connection with its Covered List designation of foreign-produced routers and additional costs incurred in connection with complying with applicable regulations; NETGEAR’s strategy of capitalizing on technological inflection points, developing products that serve a broader segment and simplifying and developing service offerings that build recurring service revenue streams; expectations regarding paid revenue from paid subscription service plans; expectations regarding product mix and market demand for NETGEAR’s products and services, including Enterprise and Consumer products and subscription services and NETGEAR’s ability to respond to this demand; expectations regarding competition, competitive factors, consumer price sensitivity and demand for NETGEAR’s products and services; expectations regarding sales channels, direct online store and in-app offerings; expectations regarding macroeconomic conditions and impacts to NETGEAR’s operational and financial performance and business strategies; expectations regarding existing cash, cash equivalents and short-term investments and anticipated cash requirements; expectations regarding inventory levels, inventory management and inventory costs; expectations regarding research and development expenses, sales and marketing expenses and general and administrative expenses; expectations regarding our restructuring activities, including the timing and costs associated with such activities; expectations regarding expected tax rates or tax expenses, the potential applicability and impact of global tax regimes, and changes in legislation related to the taxation of business entities; expectations regarding the impact of acquisitions; expectations regarding our product portfolio, and expectations regarding NETGEAR’s subscription services and service revenue. These statements are based on management’s current expectations and are subject to a number of risks and uncertainties, including but not limited to those described in “Part II—Item 1A—Risk Factors” and “Liquidity and Capital Resources” below and in our other SEC filings, including our Annual Report. Further, certain forward-looking statements are based on assumptions as to future events that may not prove to be accurate. Therefore, our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. All forward-looking statements in this document are based on information available to us as of the date hereof and we assume no obligation to update any such forward-looking statements except as required by law. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes contained in this quarterly report. Unless expressly stated or the context otherwise requires, the terms “we,” “our,” “us” and “NETGEAR” refer to NETGEAR, Inc. and its subsidiaries.

Use of Non-GAAP Financial Measures

In the following discussion and analysis, we present certain non-GAAP financial measures, including segment gross profit, segment gross margin, segment operating expenses (consisting of segment research and development, and sales and marketing), segment contribution income (loss) and segment contribution margin. These segment measures exclude amortization of intangible assets, stock-based compensation expense, acquisition related expenses, restructuring and other charges, litigation reserves, net, and other corporate-level items that are managed at the corporate level and not allocated to our segments, as further described in Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

These non-GAAP measures are not in accordance with, or an alternative for, financial measures prepared in accordance with GAAP, and may be different from non-GAAP measures used by other companies. They have limitations in that they do not reflect all of the amounts associated with our results of operations as determined in accordance with GAAP, and should not be considered in isolation or as a substitute for the most directly comparable GAAP measures. Investors should evaluate these measures only in conjunction with the corresponding GAAP measures and the reconciliation of segment contribution income (loss) to income (loss) before income taxes included in Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

We operate and report in two segments: Enterprise and Consumer. The leadership team of each segment focuses on serving the unique needs of its customers through product and service development, while also managing the sales and marketing functions that support the business. During 2025, we realigned our reportable segments, first separating the former Connected Home segment into Home Networking and Mobile effective in the first quarter of 2025, and then combining Home Networking and Mobile into a single Consumer segment beginning in the fourth quarter of 2025. Prior-year segment information has been recast to conform to the current two-segment presentation. For additional information regarding the segment realignments, refer to Note 11, Segment Information, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. The Enterprise segment focuses on small and medium enterprises and provides solutions for audio and video over Ethernet for AV applications, enterprise networking solutions, including wireless local area network (“LAN”) and cloud-managed networking capabilities, software platforms for deployment and remote management, and security offerings, including firewall and secure access service edge (“SASE”) functionality, designed to address the networking, security, and manageability requirements of organizations seeking reliable and cost-effective connectivity. The Consumer segment focuses on consumers and provides high-performance, dependable and easy-to-use WiFi internet networking solutions such as WiFi 6, WiFi 6E and WiFi 7 multi-band mesh systems, routers and subscription services that provide consumers a range of value-added services focused on performance, security, privacy and premium support, together with high-performance Mobile (4G/5G) products, including WiFi 7, WiFi 6/6E-enabled portable mobile hotspots and mobile routers designed to meet the growing demand for on-the-go, high-speed and reliable internet connectivity with advanced security features.

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

We sell our products through multiple sales channels worldwide, including traditional and online retailers, wholesale distributors, direct market resellers (“DMRs”), managed service providers (“MSPs”), AV ecosystem partners, broadband service providers, and through our direct online store at www.netgear.com. Our main wholesale distributors include Ingram Micro, TD

Synnex, and D&H Distributing Company. Our retail channel includes traditional and online retail locations both domestically and internationally, such as Amazon.com (worldwide), Best Buy, Walmart, Staples, Office Depot, Target, Electra (Sweden), Fnac Darty (Europe), JB HiFi (Australia), Elkjop (Norway), and Boulanger (France). Our DMRs include CDW Corporation, Insight Enterprises, and PC Connection in domestic markets. In addition, we also sell products directly to broadband service providers in the United States and internationally providing WiFi, cable and 4G/5G mobile broadband products. Some of these retailers and broadband service providers purchase directly from us, while others are fulfilled through wholesale distributors around the world. A substantial portion of our net revenue is derived from a limited number of wholesale distributors, service providers and retailers. While we expect these channels to continue to be a significant part of our sales strategy, increasingly, customers are choosing to purchase products and services directly from us. Within our consumer business, we expect revenue through our direct online store and in-app offerings to continue to increase as a percentage of consumer revenue for the foreseeable future.

Financial Overview

During the three months ended September 27, 2026, our net revenue decreased by $17.2 million, or 9.3%, compared to the prior year period, driven by a $17.1 million, or 18.2%, decrease in our Consumer segment, while net revenue in our Enterprise segment was relatively flat. The decrease in Consumer net revenue was driven by lower sales of our service provider and related products, consistent with our strategy of harvesting this business, as well as by declines in our core consumer business attributable to continued softness in the broader home networking retail market, including electronics pricing pressures from rising memory costs. In light of these conditions, we have been prioritizing gross profit over revenue growth in our Consumer business. Enterprise net revenue was relatively flat, as growth in our Pro AV product line of managed switches in the Americas region was offset by declines in the EMEA and APAC regions. Supply constraints during the quarter also limited net revenue in both segments, particularly in Enterprise, due to a significant manufacturing delay at one of our contract manufacturers related to its challenges in bringing a new factory online rather than component availability. This delay was the primary driver of approximately $18 million of Enterprise backlog at quarter-end. Gross margin improved 100 basis points year-over-year to 40.1%, primarily driven by a higher revenue mix from our higher-margin Enterprise segment and lower warranty costs, partially offset by higher product costs associated with memory chip price increases and higher amortization of intangible assets. We recorded an operating loss of $13.7 million, compared to an operating loss of $7.1 million in the prior year period, primarily due to lower gross profit and higher restructuring and other charges resulting from organizational changes implemented in the third quarter of 2026, mainly severance and the cancellation of materials purchase commitments for certain mobile products.

Geographically, for the three months ended September 27, 2026, net revenue from our Enterprise segment increased in Americas and decreased in EMEA and APAC, while net revenue from our Consumer segment declined in Americas and EMEA and was relatively flat in APAC, compared to the prior year period. For the nine months ended September 27, 2026, net revenue from our Enterprise segment increased in Americas and EMEA and decreased in APAC, while net revenue from our Consumer segment declined in all three regions, compared to the prior year period.

Global Events Affecting our Business and Operations

Macroeconomic and geopolitical trends have continued to create uncertainty in the global economic environment. Contributing factors include persistent inflation, elevated interest rates, foreign exchange rate fluctuations, particularly involving the U.S. dollar, and ongoing trade policy shifts. Trade policy uncertainty and the potential for further expanded or modified tariff regimes, continues to affect global commerce and supply chain planning, and could increase our product costs. Geopolitical tensions, including in the Middle East, and related disruptions to global shipping routes, along with volatile ocean freight and fuel costs, have added complexity to the global operating environment. We are exposed to lengthening lead times and increasing costs on various components, including a significant increase in memory prices during the third quarter of 2026, driven in part by industry demand related to AI data center deployments, which have created additional pressures within our supply chain and have adversely affected and we expect will continue to adversely affect our product costs and gross margin. In light of this environment, we continue to invest in cybersecurity, product security, and sourcing, as well as our regulatory compliance readiness. The extent of impacts from these macroeconomic and geopolitical trends and from our ongoing investment and go-to-market initiatives on our operational and financial performance, including our ability to execute our business strategies in the expected time frame, will depend on future developments. In addition, in March 2026, the Federal Communications Commission issued regulations adding foreign-produced routers to its Covered List, and in April 2026 we were granted conditional approval, which permits the importation of our approved models through October 1, 2027, allowing us to continue to launch new consumer router models and provide software updates to existing products while the designation is maintained. The broader implications of the macroeconomic uncertainty, the evolving regulatory environment affecting our products, and any related disruptions to channel partners and freight remain unpredictable. Refer to Item 1A, Risk Factors of Part II of this Quarterly Report on Form 10-Q for various risks and uncertainties associated with the macroeconomic trends and uncertainty.

Looking forward, within our Enterprise segment, we continue to see encouraging underlying demand, particularly for our Pro AV managed switches. However, our near-term revenue outlook remains constrained by manufacturing output and the timing of product availability, which we expect to persist into the first quarter of 2027. While we expect Enterprise revenue to increase modestly in the fourth quarter of 2026 compared to the third quarter, we anticipate that improvements in production execution will still fall short of customer demand. We expect our cost mitigation efforts to continue to offset rising component costs within our Enterprise business. In our Consumer segment, we expect to continue to optimize this business for gross profit, with increasing impact from component costs and some additional impact from supply constraints, and we expect revenue in this segment to decline modestly compared to the third quarter of 2026. For our service provider and related products, we remain focused on optimizing contribution profit and expect revenue to decline significantly compared to the prior year period. We are continuing to ramp our planned investments, with a focus on expanding our insourced software development capabilities and enhancing our go-to-market efforts, particularly in support of our Enterprise business. These investments support our strategy of differentiating our portfolio through software, services, and security offerings. Within our Consumer business, we are addressing key technology transitions, including WiFi 8, WiFi 7, WiFi 6E, WiFi 6, and 5G, through a good, better, best product strategy. We are also continuing to expand service offerings, strengthen direct-to-consumer capabilities, and introduce new products, to support the expansion of recurring non-device revenue streams over time.

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

Results of Operations

The following table sets forth the unaudited condensed consolidated statements of operations for the periods presented.

	Three Months Ended				Nine Months Ended
(In thousands, except percentage data)	September 27, 2026		September 28, 2025		September 27, 2026		September 28, 2025
Net revenue	$167,345	100.0%	$184,561	100.0%	$494,726	100.0%	$517,153	100.0%
Cost of revenue	100,252	59.9%	112,309	60.9%	295,545	59.7%	324,597	62.8%
Gross profit	67,093	40.1%	72,252	39.1%	199,181	40.3%	192,556	37.2%
Operating expenses:
Research and development	22,288	13.3%	23,328	12.6%	66,285	13.4%	62,482	12.1%
Sales and marketing	33,031	19.8%	33,762	18.2%	98,011	19.8%	92,856	17.9%
General and administrative	19,921	11.9%	20,619	11.2%	58,908	11.9%	59,372	11.5%
Litigation reserves, net	—	—%	98	0.1%	499	0.1%	136	0.0%
Restructuring and other charges	5,554	3.3%	1,514	0.8%	11,212	2.3%	7,118	1.4%
Total operating expenses	80,794	48.3%	79,321	42.9%	234,915	47.5%	221,964	42.9%
Loss from operations	(13,701)	(8.2)%	(7,069)	(3.8)%	(35,734)	(7.2)%	(29,408)	(5.7)%
Other income, net	1,037	0.6%	3,028	1.6%	4,319	0.9%	15,175	2.9%
Loss before income taxes	(12,664)	(7.6)%	(4,041)	(2.2)%	(31,415)	(6.3)%	(14,233)	(2.8)%
Provision (benefit) for income taxes	(390)	(0.3)%	736	0.4%	1,152	0.3%	3,006	0.5%
Net loss	$(12,274)	(7.3)%	$(4,777)	(2.6)%	$(32,567)	(6.6)%	$(17,239)	(3.3)%

Net Revenue by Geographic Region

Our net revenue consists of gross product shipments and service revenue, less allowances for estimated sales returns, price protection, end-user customer rebates and other channel sales incentives deemed to be a reduction of revenue per the authoritative guidance for revenue recognition, and net changes in deferred revenue.

For reporting purposes, revenue is generally attributed to each geographic region based upon the location of the customer.

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025

Americas	$115,745	(9.6)%	$128,085	$338,134	(4.0)%	$352,125
Percentage of net revenue	69.1%		69.4%	68.4%		68.1%
EMEA	$33,074	(10.5)%	$36,936	$102,972	(0.5)%	$103,440
Percentage of net revenue	19.8%		20.0%	20.8%		20.0%
APAC	$18,526	(5.2)%	$19,540	$53,620	(12.9)%	$61,588
Percentage of net revenue	11.1%		10.6%	10.8%		11.9%
Total net revenue	$167,345	(9.3)%	$184,561	$494,726	(4.3)%	$517,153

Americas

Net revenue in Americas decreased for both the three and nine months ended September 27, 2026, compared to the prior year periods. Consumer segment net revenue declined by $14.3 million and $26.4 million for the three- and nine-month periods, respectively. The decreases in Consumer net revenue were driven by lower sales of our service provider and related products, consistent with our strategy of harvesting this business, as well as by declines in our core consumer business attributable to continued softness in the broader home networking retail market, including electronics pricing pressures from rising memory costs. The decreases were partially offset by increases in Enterprise segment net revenue of $2.0 million and $12.4 million for the three- and nine-month periods, respectively, primarily attributable to our Pro AV product line of managed switches, driven mainly by higher average selling prices. The manufacturing constraints noted above also limited net revenue in Americas for the three- and nine- month periods.

EMEA

Net revenue in EMEA decreased for the three months ended September 27, 2026, and was relatively flat for the nine months ended September 27, 2026, compared to the prior year periods. For the three-month period, Consumer segment net revenue declined by $2.9 million, mainly attributable to declines in our core consumer business and lower sales of our service provider and related products, and Enterprise segment net revenue declined by $1.0 million. For the nine-month period, a decrease in Consumer segment net revenue of $2.7 million was largely offset by growth in our Enterprise segment of $2.3 million, attributable to our Pro AV product line of managed switches, driven mainly by higher average selling prices. The manufacturing constraints noted above also limited net revenue in EMEA for the three- and nine-month periods.

APAC

Net revenue in APAC decreased for both the three and nine months ended September 27, 2026, compared to the prior year periods. Enterprise segment net revenue declined $1.1 million and $3.8 million for the three- and nine-month periods, respectively, reflecting in part the transformation of our go-to-market approach currently underway in the region, which we do not expect to contribute to revenue growth in the near term. Consumer segment net revenue was relatively flat for the three-month period, as lower sales of our service provider and related products were offset by higher retail sales, and declined $4.2 million for the nine-month period, mainly due to lower sales of our service provider and related products.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Cost of revenue	$100,252	(10.7)%	$112,309	$295,545	(9.0)%	$324,597
Gross margin percentage	40.1%		39.1%	40.3%		37.2%

Our gross margin increased for both the three and nine months ended September 27, 2026, compared to the prior year periods, primarily driven by a higher revenue mix from our higher-margin Enterprise segment and lower warranty costs, partially offset by higher product costs associated with memory chip price increases. The increase for the nine-month period was also partially offset by higher excess or obsolete inventory charges in our Consumer business.

We expect our gross margin in the fourth fiscal quarter of 2026 to be in line with or below the third fiscal quarter of 2026 level, as the impact of rising memory costs continues. The memory cost challenge has expanded to other parts of the BOM, and we are also experiencing production delays given the tightening environment. We also expect to incur higher air freight costs to bring in constrained product as our manufacturing partner works through their process of stabilizing their new production environment, which could affect our product mix and the timing of shipments. Forecasting gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenue as a percentage of net revenue can vary significantly based upon factors such as: uncertainties surrounding revenue levels, broad-based inflationary pressures and the uncertain macroeconomic environment, future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, competition, the timing of sales, and related production level variances; import customs duties and imposed tariffs; changes in technology; changes in product mix; expenses associated with writing off excessive or obsolete inventory; variability of stock-based compensation costs; royalties to third parties; fluctuations in freight costs; manufacturing and purchase price variances; changes in prices on commodity components; and warranty costs. We expect that revenue derived from paid subscription service plans will continue to increase in the future, which may have a positive impact on our gross margin. However, we will continue to experience fluctuations in our gross margin due to the factors discussed above.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Research and development	$22,288	(4.5)%	$23,328	$66,285	6.1%	$62,482

Research and development expenses decreased for the three months ended September 27, 2026, and increased for the nine months ended September 27, 2026, compared to the prior year periods. The decrease for the three-month period was primarily due to lower engineering project and outside professional services expenditures of $1.0 million and lower IT and facility allocations of $0.3 million, partially offset by higher personnel-related expenditures of $0.3 million. The increase for the nine-month period was primarily due to higher personnel-related expenditures of $4.0 million, mainly from higher headcount supporting our Enterprise business, with an emphasis on insourcing software development, and higher IT and facility allocations of $1.4 million, partially offset by lower engineering project and outside professional services expenditures of $1.6 million. Research and development headcount increased to 395 employees at September 27, 2026, compared to 319 employees at September 28, 2025.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies, products and services. We expect research and development expenses as a percentage of net revenue in the fourth fiscal quarter of 2026 to be in line with the third fiscal quarter of 2026 level. We continually invest in research and development to create new technologies and services and to address technological trends such as AV over Ethernet, multi-Gigabit connectivity, WiFi 8, WiFi 7, eSIM and future technologies. We anticipate that our research and development efforts will increasingly focus on software, security, and capabilities that support subscription-based services and margin improvement. We also expect that our Enterprise segment will receive most of our incremental investments for 2026 with a focus on in-sourcing our software capabilities, building on our prior-year establishment of an in-house research and development center in Chennai, India and acquisitions of Exium and the source code for our managed switches, and expanding our product portfolio to grow our share in the sizable AV and enterprise WiFi markets. Research and development expenses may fluctuate depending on the timing and number of development activities and could vary significantly as a percentage of net revenue, depending on actual revenues achieved in any given quarter.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Sales and marketing	$33,031	(2.2)%	$33,762	98,011	5.6%	$92,856

Sales and marketing expenses slightly decreased for the three months ended September 27, 2026, and increased for the nine months ended September 27, 2026, compared to the prior year periods. The decrease for the three-month period was primarily due to lower IT and facility allocations of $1.1 million and lower brand marketing expenditures of $0.9 million, partially offset by increased investment in sales resources of $1.3 million, including headcount as well as outsourced arrangements, to expand our go-to-market capabilities in support of our Enterprise business. The increase for the nine-month period primarily reflected increased investment in sales resources of $7.4 million and outbound freight costs of $0.6 million, partially offset by lower IT and facility allocations of $1.7 million and lower brand marketing expenditures of $1.1 million.

We expect sales and marketing expenses as a percentage of revenue in the fourth fiscal quarter of 2026 to be in line with the third fiscal quarter of 2026 level. We expect most of our incremental investments in sales and marketing in 2026 will be related to go-to-market capabilities of our product offerings in the Enterprise segment, partially offset by efficiencies in marketing on the Consumer side. Expenses may fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses is highly dependent on expected revenue levels and could vary significantly depending on actual revenue achieved in any given quarter. Marketing expenses may also fluctuate depending upon the timing, extent and nature of marketing programs. Marketing expenditure committed with a customer is generally recorded as a reduction of revenue per authoritative guidance.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
General and administrative	$19,921	(3.4)%	$20,619	$58,908	(0.8)%	$59,372

General and administrative expenses decreased slightly for the three months ended September 27, 2026 and were flat for the nine months ended September 27, 2026, compared to the prior year periods. The slight decrease for the three-month period was primarily due to lower IT and facility costs, including allocations, of $1.0 million, partially offset by higher legal and outside professional services of $0.3 million. For the nine-month period, general and administrative expenses were flat as lower IT and facility costs, including allocations, of $1.1 million, lower acquisition related expenses of $0.7 million, lower other operating expenses of $0.5 million and lower legal and outside professional services of $0.5 million were substantially offset by higher personnel-related expenditures of $2.4 million, including stock-based compensation expense associated with our executive transition.

We expect general and administrative expenses in absolute dollar amount in the fourth fiscal quarter of 2026 to be in line with the third fiscal quarter of 2026 level. General and administrative expenses could fluctuate depending on a number of factors, including the level and timing of expenditures associated with litigation defense costs in connection with the litigation and other legal matters, as discussed in Note 8, Commitments and Contingencies, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q. Future increases or decreases in general and administrative expenses are difficult to predict in absolute dollars due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, asserting and enforcing our intellectual property portfolio, acquisition related activities, and other factors.

Restructuring and Other Charges

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Restructuring and other charges	$5,554	266.8%	$1,514	$11,212	57.5%	$7,118

Restructuring and other charges increased for both the three and nine months ended September 27, 2026, compared to the prior year periods. As part of our ongoing multi-phase transformation, we periodically implement organizational changes to align our cost structure and organizational design with our strategic priorities. Charges in the three-month period primarily related to organizational changes implemented in the third quarter of 2026, and consisted primarily of severance and contract termination and other costs related to the cancellation of materials purchase commitments for certain mobile products. In connection with these changes, we approved a plan to close our Richmond, Canada office, which is expected to be completed by the end of 2026. Charges for both periods also reflected organizational changes implemented in the first quarter of 2026. The savings resulting from these changes are intended to be reinvested in our strategic priorities to support our ongoing transformation. For a detailed discussion of restructuring and other charges, refer to Note 13, Restructuring and Other Charges, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Other income, net	$1,037	(65.8)%	$3,028	$4,319	(71.5)%	$15,175

The decreases in other income, net for the three and nine months ended September 27, 2026, compared to the prior year periods, were primarily due to lower interest income of $1.1 million and $3.7 million, respectively, resulting from lower average cash and short-term investment balances, and imputed interest expense of $0.6 million and $1.9 million, respectively, recognized in the current year periods related to an intangible asset acquisition. The nine-month decrease also reflected $4.7 million of proceeds from a sale of patents in the prior year period, with no comparable amount in the current year.

Provision for Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Provision (benefit) for income taxes	$(390)	**	$736	$1,152	(61.7)%	$3,006
Effective tax rate	3.1%		(18.2)%	(3.7)%		(21.1)%

** Percentage change not meaningful.

The decreases in income tax expense for the three and nine months ended September 27, 2026, compared to the prior year periods, were primarily attributable to net discrete tax benefits of $1.3 million recorded in the third quarter of 2026, consisting primarily of return-to-provision adjustments related to the carryback of the fiscal 2025 U.S. federal research and development credit and certain foreign tax credits upon finalization of our fiscal 2025 U.S. federal income tax return, partially offset by increases in our liability for uncertain tax positions, as well as lower income in foreign jurisdictions. During the second quarter of 2026, we also recorded a discrete tax benefit related to the completion of our fiscal 2024 Pillar Two filings. The prior-year periods also reflected tax effects associated with the deferred tax liability established for intangible assets recognized in connection with the Exium acquisition. Because we maintain a full valuation allowance against our U.S. federal and state deferred tax assets, no tax benefit is recognized on forecasted U.S. losses.

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our future foreign tax rate could be affected by changes in the composition in earnings in countries with tax rates differing from the U.S. federal rate. We are under examination in various U.S. and foreign jurisdictions.

Segment Information

As disclosed above, during 2025 we realigned our reportable segments, first separating the former Connected Home segment into Home Networking and Mobile effective in the first quarter of 2025, and then combining Home Networking and Mobile into a single Consumer segment and renaming our NETGEAR for Business segment to Enterprise beginning in the fourth quarter of 2025. As a result, we now operate and report in two segments: Enterprise and Consumer. Prior-period segment financial information has been recast to conform to the current presentation. Additional information on the realignment, a description of our products and services, as well as segment financial data, for each segment and a reconciliation of segment contribution income (loss) to income (loss) before income taxes can be found in Note 11, Segment Information, and information on net revenue by product category can be found in Disaggregation of Revenue in Note 3, Revenue, in the Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Enterprise Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Net revenue	$90,718	(0.1)%	$90,838	$263,474	4.3%	$252,650
Percentage of net revenue	54.2%		49.2%	53.3%		48.8%
Contribution income	$22,251	(1.6)%	$22,615	$65,358	16.3%	$56,212
Contribution margin	24.5%		24.9%	24.8%		22.2%

Enterprise segment net revenue was relatively flat for the three months ended September 27, 2026, and increased for the nine months ended September 27, 2026, compared to the prior year periods. Supply constraints resulting from manufacturing delays at one of our contract manufacturers, related to its challenges in bringing a new factory online rather than component availability, limited Enterprise net revenue during the three- and nine-month periods. We exited the quarter with approximately $18 million of Enterprise backlog for products that were unavailable due to these constraints. For the three-month period, growth in our Pro AV product line of managed switches in the Americas region was offset by declines in the EMEA and APAC regions. The increase for the nine-month period was primarily driven by our Pro AV product line of managed switches, which experienced double-digit sales growth in the Americas and EMEA regions, primarily driven by higher average selling prices. Geographically, net revenue from our Enterprise segment increased in Americas and decreased in EMEA and APAC for the three-month period, and increased in Americas and EMEA and decreased in APAC for the nine-month period. The declines in APAC reflect the transformation of our go-to-market approach currently underway in the region, which we do not expect to contribute to revenue growth in the near term.

Enterprise segment contribution income decreased slightly for the three months ended September 27, 2026, and increased for the nine months ended September 27, 2026, compared to the prior year periods. In both periods, gross margin increased, mainly driven by higher margins across our product lines, including our Pro AV product line of managed switches, which also represented a higher proportion of segment sales, while operating expenses increased, primarily driven by increased headcount and related investments as we continue to focus on and shift resources toward growing our Enterprise business. For the three-month period, the higher operating expenses more than offset the gross margin improvement, while for the nine-month period, the gross margin improvement, together with higher net revenue and a continuing benefit from a perpetual software license acquired in the fourth quarter of fiscal 2025, more than offset the higher operating expenses.

Consumer Segment

	Three Months Ended			Nine Months Ended
(In thousands, except percentage data)	September 27, 2026	% Change	September 28, 2025	September 27, 2026	% Change	September 28, 2025
Net revenue	$76,627	(18.2)%	$93,723	$231,252	(12.6)%	$264,503
Percentage of net revenue	45.8%		50.8%	46.7%		51.2%
Contribution loss	$(1,422)	**	$1,852	$(3,282)	**	$3,674
Contribution margin	(1.9)%		2.0%	(1.4)%		1.4%

** Percentage change not meaningful.

Consumer segment net revenue decreased for both the three and nine months ended September 27, 2026, compared to the prior year periods. The decreases were driven by lower sales of our service provider and related products of $6.2 million and $19.1 million, respectively, consistent with our strategy of harvesting this business, as well as by declines in our core consumer business, primarily WiFi mesh systems and routers, attributable to continued softness in the broader home networking retail market, including electronics pricing pressures from rising memory costs. Supply constraints noted above also partially limited Consumer net revenue during the three- and nine-month periods. For the nine-month period, these declines were partially offset by growth in sales of our WiFi 7 routers. Geographically, Consumer segment net revenue declined in Americas and EMEA and was relatively flat in APAC for the three-month period, and declined in all three regions for the nine-month period. Given the rising cost of memory and related components, we are prioritizing gross profit over revenue growth in our Consumer business.

Consumer segment recorded contribution losses for both the three and nine months ended September 27, 2026, compared to contribution income in the prior year periods. The movements in both periods were mainly driven by lower net revenue and higher product costs associated with memory chip price increases, partially offset by lower warranty costs and lower operating expenses. The nine-month period was also impacted by higher charges for excess or obsolete inventory.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, short-term investments and cash generated from operations. As of September 27, 2026, we had cash, cash equivalents and short-term investments of $242.1 million, a decrease of $80.9 million from December 31, 2025.

As of September 27, 2026, approximately 34% of our cash and cash equivalents and short-term investments were outside of the U.S., which are subject to fluctuation based on the settlement of intercompany balances. As we repatriate these funds in accordance with our designation of funds not permanently reinvested outside of the U.S., we will be required to pay income taxes in certain U.S. states and applicable foreign withholding taxes during the period when such repatriation occurs. We have recorded deferred taxes for the tax effect of repatriating the funds to the U.S.

Cash Flows

The following table presents our cash flows for the periods presented.

	Nine Months Ended
(In thousands)	September 27, 2026	September 28, 2025
Cash used in operating activities	$(12,308)	$(17,909)
Cash provided by (used in) investing activities	43,047	(26,560)
Cash used in financing activities	(62,225)	(38,502)
Net cash decrease	$(31,486)	$(82,971)

Operating Activities

Net cash used in operating activities decreased by $5.6 million for the nine months ended September 27, 2026, compared to the prior year period. The decrease reflected higher adjustments to reconcile net loss to net cash used in operating activities, principally related to stock-based compensation, depreciation and amortization, and the provision for excess and obsolete inventory, together with favorable changes in working capital, which collectively more than offset the increase in net loss. Accounts receivable increased to $156.4 million as of September 27, 2026 from $142.0 million as of December 31, 2025, mainly due to the timing of cash receipts and marketing claims processing. Our inventory decreased from $176.5 million as of December 31, 2025 to $169.4 million as of September 27, 2026, mainly due to the timing of purchases. Accounts payable (excluding payables related to property and equipment) increased from $41.6 million as of December 31, 2025 to $48.7 million as of September 27, 2026, primarily due to the timing of inventory receipts and supplier payments.

Investing Activities

Net cash provided by investing activities was $43.0 million for the nine months ended September 27, 2026, compared to $26.6 million used in the prior year period, primarily due to lower purchases of short-term investments of $49.4 million and the absence of $12.2 million of payments for a business acquisition made in the prior year period and lower purchases of property and equipment of $7.9 million.

Financing Activities

Net cash used in financing activities increased by $23.7 million for the nine months ended September 27, 2026, compared to the prior year period. The increase in cash used was primarily due to $12.4 million of higher repurchases of our common stock, $7.8 million of principal payments on the deferred purchase price for acquisitions and the absence of $5.3 million of proceeds from the exercise of stock options received in the prior year period, partially offset by $1.1 million of lower payments for restricted stock unit tax withholdings.

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

Stock Repurchases and Restricted Stock Unit Withholdings

From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock. Under the authorizations, the timing and actual number of shares subject to repurchase are at the discretion of management and are contingent on a number of factors, such as levels of cash generation from operations, cash requirements for acquisitions and the price of our common stock. On April 22, 2026, our Board of Directors authorized an incremental $75.0 million for repurchases of our common stock under the existing repurchase program. As of September 27, 2026, approximately $60.0 million remained authorized for repurchase under the repurchase program. We repurchased, retired and reported, based on trade date, approximately 2.2 million and 1.3 million shares of common stock, at a cost of approximately $47.9 million and $35.0 million under the repurchase authorization during the nine months ended September 27, 2026 and September 28, 2025, respectively. We also withheld and reported, based on trade date, approximately 462,000 shares and 452,000 shares of common stock, at a cost of approximately $10.6 million and $11.8 million during the nine months ended September 27, 2026 and September 28, 2025, respectively, to facilitate the administrative process of withholding and remitting personal income and payroll taxes for individuals receiving Restricted Stock Units. For a detailed discussion of our common stock repurchases, refer to Note 9, Stockholders’ Equity, in Notes to Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Contractual and Other Obligations

Except as follows, there were no material changes outside of the ordinary course of business in our contractual obligations as of September 27, 2026, from those as of December 31, 2025, disclosed in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report.

We have entered into various inventory-related purchase agreements with suppliers. We are exposed to lengthening lead times and increasing costs on various components, certain of which are non-cancelable regardless of lead time, and as a result we have issued purchase orders to supply chain partners beyond contractual termination periods. As of September 27, 2026, we had $57.5 million of purchase obligations which represented short-term non-cancelable inventory-related purchase agreements with suppliers, as compared to $55.3 million as of December 31, 2025. As of September 27, 2026, $245.1 million of purchase orders beyond contractual termination periods remained outstanding. These purchase orders may be cancelled by either party, however we may incur expenses for materials and components, such as chipsets purchased by the supplier to fulfill the purchase order, in the event of cancellation. Expenses incurred in respect of cancelled purchase orders have historically not been significant relative to the original order value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the nine months ended September 27, 2026, there were no material changes to our market risk disclosures as set forth in Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report.

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

Risks Related to our Business, Industry and Operations

•
We obtain several key components from limited or sole sources and to the extent that these sources have failed, or in the future fail, to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose material sales due to matters including increased component costs.
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
•
We depend substantially on our sales channels and certain significant customers and loss of and/or failure to maintain and expand our customer sales volume and/or sales channels would result in materially lower sales and reduced net revenue.
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

Risks Related to our Business, Industry and Operations

We obtain several key components from limited or sole sources and to the extent that these sources have failed, or in the future fail, to satisfy our supply requirements or we are unable to properly manage our supply requirements with our third-party manufacturers, we may lose material sales due to matters including increased component costs.

Shortages or delay in the supply of key product components, or sudden, unforeseen price increases for such components, such as current uncertainty regarding memory semiconductors and related components, could materially harm our ability to meet product deliveries as scheduled or as budgeted. Many of the semiconductors used in our products are obtained from sole source suppliers on a purchase order basis. In addition, some components that are used in all our products are obtained from limited sources. We also obtain switching fabric semiconductors, which are used in our Ethernet switches and Internet gateway products, and WiFi chipsets, which are used in all of our wireless products, from a limited number of suppliers. We also use Cable Modem chipsets and Mobile chipsets in our cable and mobile products. Semiconductor suppliers have experienced and continue to experience component shortages themselves, such as with lead-frames and substrates used in manufacturing chipsets, which in turn adversely impact our ability to procure semiconductors from them in sufficient quantities and in a timely manner. For example, we had previously experienced certain chipset shortages for some of our switching products from two of our semiconductor suppliers who did not have enough wafer capacity to satisfy our demand, and this shortage continued for several quarters. Our third-party manufacturers generally purchase these components on our behalf on a purchase order basis, and we do not have any guaranteed supply arrangements with our suppliers. If demand for a specific component increases, we may not be able to obtain an adequate number of that component in a timely manner, and prices to obtain such components may increase. In addition, if worldwide demand for the components increases significantly, the availability of these components could be limited and prices for such components may increase. For example, as the demand for Artificial Intelligence chips increases, semiconductor production capacity may be shifted to these specific components thereby constraining supply of or increasing cost on chips used in our products. Additionally, we have experienced a significant increase in memory prices during 2026, driven in part by industry demand related to Artificial Intelligence data center deployments, which have created additional pressures within our supply chain and have adversely affected and we expect will continue to adversely affect our results of operations. Further, dependence on a sole source for certain key components of our products may allow such sole source suppliers to command increased leverage in negotiating prices and other terms of sale, which could adversely affect our profitability. As a result, we may be left with little choice but to accept such higher prices or other fees for key components in order to ensure continuity of supply. This could affect our profitability or if we choose to push back against more onerous terms, could lead to inadequate supply, which could materially adversely affect our business. Our suppliers may also experience financial or other difficulties as a result of uncertain and weak worldwide economic, geopolitical conditions, trade disputes or public health issues. Other factors which may affect our suppliers’ ability or willingness to supply components to us include internal management product allocation decisions or reorganizational issues, such as roll-out of new equipment or disruptions to information infrastructure or power transmission or navigation miscalculations which may delay or disrupt supply of previously forecasted components, or industry consolidation and divestitures, which may result in changed business and product priorities among certain suppliers. It could be difficult, costly and time consuming to obtain alternative sources for components we currently procure, or to change product designs to make use of alternative components. In addition, difficulties in transitioning from an existing supplier to a new supplier could create delays in component availability that would have a significant impact on our ability to fulfill orders for our products.

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

We depend substantially on our sales channels and certain significant customers and loss of and/or failure to maintain and expand our customer sales volume and/or sales channels would result in materially lower sales and reduced net revenue.

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

International sales comprise a significant amount of our overall net revenue. International sales were approximately 33% of overall net revenue in the third fiscal quarter of fiscal 2026 and 34% of overall net revenue in fiscal 2025. We continue to be committed to growing our international sales, and while we have committed resources to expanding our international operations and sales channels, these efforts may not be successful. For example, in fiscal 2022 we experienced the strengthening of the U.S. dollar, which had a meaningful negative impact on our international revenue and our profitability.

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

•
our operating results before taxes.

We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rate has fluctuated in the past and may fluctuate in the future. Future effective tax rates could be affected by changes in the composition of earnings in countries with differing tax rates, changes in deferred tax assets and liabilities, or changes in tax laws. Foreign jurisdictions have increased the volume of tax audits of multinational corporations. Further, many countries continue to consider changes in their tax laws by implementing new taxes such as the digital service tax and initiatives such as the Organization for Economic Co-operation and Development’s (OECD) Pillar Two global minimum tax. More than 140 countries agreed to enact the Pillar Two global minimum tax. While the OECD issued a framework model, many countries have enacted their own laws to incorporate Pillar Two while certain countries, most notably the United States, have not incorporated Pillar Two into law. While Pillar Two is a global model, the country by country enactment of different laws to incorporate the framework is complex and there is uncertainty as to how the enactment of these laws will impact the Company. In January 2026, the OECD Inclusive Framework released a “side-by-side” package which, subject to implementation in local law, is intended to exempt U.S.-parented groups from the Pillar Two income inclusion rule and undertaxed profits rule for fiscal years beginning on or after January 1, 2026, although qualified domestic minimum top-up taxes may continue to apply. Based on our consolidated revenues in recent years, we do not expect to be subject to Pillar Two for fiscal 2026; however, we could become subject to Pillar Two in future years depending on our revenues or further changes in various countries’ tax laws. These changes could increase our total tax burden in the future. In addition, the acceleration of employee mobility potentially increases the jurisdictional tax risk of our workforce. Changes in tax laws could affect the distribution of our earnings, result in double taxation and adversely affect our results.

The Tax Cuts and Jobs Act of 2017 included provisions effective for the 2022 tax year that eliminate the option to deduct research and development (R&D) expenditures immediately in the year incurred and required taxpayers to amortize such expenditures over five years for domestic payments and 15 years for payments to foreign parties. These provisions were recently modified under The One Big Beautiful Bill Act (“OB3A”) which was enacted into law on July 4, 2025. Under OB3A U.S. domestic R&D expenses are retroactively deductible as of January 1, 2025. Under prior law, in years where we are profitable, these provisions had a material impact on our cash taxes. While changes to the treatment of domestic R&D expenses are favorable, there is continuing risk that foreign R&D expenses that are still required to be capitalized could have adverse consequences on both cash taxes and tax expense since the company has a full valuation allowance on its US deferred tax assets.

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

We are also subject to examination by other tax authorities, including state revenue agencies and other foreign governments. During the third quarter of fiscal 2026, the Internal Revenue Service (“IRS”) completed its examination of our 2023 tax year with no changes to our tax return as filed. While we regularly assess the likelihood of favorable or unfavorable outcomes resulting from examinations by the IRS and other tax authorities to determine the adequacy of our provision for income taxes, there can be no assurance that the actual outcome resulting from these examinations will not materially adversely affect our financial condition and operating results. Additionally, the IRS and several foreign tax authorities have increasingly focused attention on intercompany transfer pricing with respect to sales of products and services and the use of intangible assets. Tax authorities could disagree with our intercompany charges, cross-jurisdictional transfer pricing or other matters and assess additional taxes. If we do not prevail in any such disagreements, our profitability may be affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchase of Equity Securities by the Company

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs ( In millions)
June 29, 2026 - July 26, 2026	—	$—	—	$75.0
July 27, 2026 - August 23, 2026	218,631	$22.74	218,631	$70.0
August 24, 2026 - September 27, 2026	467,492	$21.45	467,492	$60.0
Total	686,123	$21.86	686,123

(1)
From time to time, our Board of Directors has authorized programs under which we may repurchase shares of our common stock, depending on market conditions, in the open market or through privately negotiated transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Insider Trading Arrangements

Type of Trading Arrangement
Name and Title	Action	Adoption Date	Rule 10b5-1*	Non-Rule 10b5-1**	Total Shares of Common Stock to be Sold***	Total Shares of Common Stock to be Purchased	Expiration Date
Pramod Badjate, President & GM, Enterprise	Adoption	8/18/2026	Yes

Up to 55,000 shares from 55,388 shares of our common stock from vested restricted stock units and net shares resulting from the vesting of 22,891 (gross) restricted stock units and up to 82,500 (gross) performance stock units, and 1,014 shares purchased through the ESPP.

						N/A	11/30/2027

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

Date: November 4, 2026